Form 10-K
period 1996-03-31
CARDIOTECH INTERNATIONAL INC
filed 1996-07-15
CIK 1011060

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ___________ to __________

                         Commission File No.  0-28034
                                              ---------

                        CardioTech International, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3186647
- ----------------                                         --------------------
State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization                              Identification No.)

11 State Street, Woburn, Massachusetts                            01801
- --------------------------------------                          ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (617) 933-4772
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes           No     X
                                               -------       -------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

       The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $13,161,516 based on the closing price of the Common Stock as reported by the American Stock Exchange on June 28, 1996.

       The number of shares issued of the registrant's class of Common Stock as of June 19, 1996 was 4,244,116. No shares are held in treasury.

Item 1.   BUSINESS

The Company

General

     CardioTech International, Inc. ("CardioTech" or the "Company") synthesizes, designs and manufactures medical-grade polymers, particularly polyurethanes that are useful in the development of vascular graft technology and other implantable medical devices because they can be synthesized to exhibit compatibility with human blood and tissue. CardioTech uses proprietary manufacturing technology to fabricate small bore synthetic vascular grafts made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biodurable, blood, tissue compatible and non-toxic. CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PolyMedica Industries, Inc. ("PMI") has granted to CardioTech a non-exclusive perpetual, worldwide, royalty-free license for the use of ChronoFlex polyurethane patents and related technology for use in the field consisting of the development, manufactures and sale of implantable medical devices and biodurable polymer material to third parties for use in medical applications (the "Implantable Devices and Materials Field").

     CardioTech was established as a separate subsidiary of PMI in March 1993 to focus on PMI's existing biomaterials business, with a particular emphasis on accelerating the research, development and commercialization of small bore vascular graft products through external funding and a more focused and strategic product development effort. On June 12, 1996 and June 19, 1996 PolyMedica Industries, Inc. distributed (the "Distribution") all of the shares of common stock of CardioTech that PMI owned to PMI stockholders of record as of June 3, 1996.

Vascular Grafts

     Blood is pumped from the heart throughout the body via arteries. Blood is returned to the heart at relatively low pressure via veins, which have thinner walls than arteries and have check valves which force blood to move in one direction. Because a specific area of the body is often supplied by a single main artery, rupture, severe narrowing or occlusion of the artery supplying blood to that area is likely to cause an undesirable or catastrophic medical outcome.

     Vascular grafts are used to replace or bypass occluded, damaged, dilated or severely diseased arteries and are sometimes used to provide access to the bloodstream for patients undergoing hemodialysis treatments. However, existing small bore graft technologies suffer a variety of disadvantages in the treatment of certain medical conditions depending upon the need for biodurability, compliance (elasticity) and other characteristics necessary for long-term interface with the human body.

     CardioTech is developing a family of small bore vascular graft devices using specialized ChronoFlex polyurethane materials that it believes will provide significantly improved performance in the treatment of arterial disorders. CardioTech is focusing its efforts on the development of vascular access grafts, tapered peripheral grafts and coronary artery bypass grafts. The grafts have three layers similar to that of natural arteries designed to replicate the physical characteristics of human blood vessels.

     Vascular Access Grafts. Several acute and chronic diseases, including kidney disease, diabetes and hypertension, attack and may destroy normal kidney function, resulting in acute renal failure. According to the United States Renal Data Systems database, there were 187,000 patients in the United States at the end of 1995 undergoing hemodialysis, which removes blood from the body and routes it to an artificial kidney machine where it is cleansed and returned to the patient. Patients with acute renal failure undergoing hemodialysis require easy routine access to the blood stream. Vascular access grafts must be punctured in two places three times each week with large gauge needles to withdraw and replace blood cycled through an artificial kidney machine. The synthetic vascular access grafts currently marketed by third parties are made from an expanded polytetrafluoroethylene ("ePTFE") material which loses integrity after repeated punctures and therefore renders the patient susceptible to bleeding and infection. If synthetic grafts bleed profusely when needles used for hemodialysis treatments are removed, then a technician may need to apply pressure to the graft for up to 20 minutes to expedite clotting. CardioTech believes that the vascular access graft it is developing offers the potential of improved clinical performance over the currently available synthetic ePTFE grafts. CardioTech's patented manufacturing process involves cold coagulation casting and results in a tear-resistant graft with compressible walls and an inherent ability to "self-seal." CardioTech believes that using a self-sealing polyurethane material will minimize blood loss after dialysis treatment reducing procedure and administrative time per patient and their associated costs and also lowering infection rates.

     CardioTech is currently conducting trials designed to assess the patency (free blood flow) of the vascular access graft in animals. If the initial assessment is successful, and if a historical comparison with existing surgical alternatives provides the justification, CardioTech will seek European regulatory approval to convert the study into a clinical trial in Europe in late 1996. This trial will compare patency and complication rates of the ChronoFlex-based vascular access graft with grafts made from ePTFE.

     Tapered Peripheral Grafts. CardioTech is currently working to develop a tapered peripheral graft to be used to treat diabetics plagued with poor circulation in their legs. Poor circulation is usually the result of a deteriorated main artery in the leg, a condition which often results in amputations due to inadequate blood supply to the lower extremities. Currently, there is no acceptable surgical treatment available to alleviate this condition. CardioTech's graft is designed to bypass the artery that runs behind the knee. CardioTech believes it has the expertise and capability to manufacture a graft that tapers from an inside diameter of approximately 6mm for the portion above the knee to an inside diameter of approximately 4mm for the portion below the knee, roughly the same dimensions as the natural artery.

     Coronary Artery Bypass Grafts. Currently, obstructed coronary arteries are either partially cleared through the use of angioplasty or treated surgically through a coronary bypass operation using a portion of the saphenous vein from the patient's leg. This surgical procedure requires a graft with an inside diameter of 6mm or less. To date, CardioTech believes that no commercially viable synthetic small bore vascular grafts suitable for the bypass of obstructed coronary arteries have been developed. The American Heart Association and the National Center for Health Statistics estimated that there were 468,000 coronary artery bypass operations performed in the United States in 1992. The saphenous veins used today suffer from a series of disadvantages including thrombosis (either early or late), obstruction by clotting, aneurysm formation, creep, suture line deterioration, abnormal healing leading to embolism, and infection. Accordingly, CardioTech perceives a significant market opportunity for a small-bore biodurable polyurethane vascular graft. In 1993, CardioTech acquired small-bore vascular graft intellectual property and manufacturing equipment which is located in its United Kingdom facility.

  CardioTech fabricates its grafts using its ChronoFlex line of polyurethane-based biomaterials. CardioTech believes that grafts made of ChronoFlex materials demonstrate radial compliance similar to that of natural arteries, permitting them to expand and contract with each heartbeat. A compliant graft reduces the stresses generated at the suture line where the graft is attached to the artery, thereby minimizing the development of scar tissue, which can occlude small arteries.

  PMI has granted to CardioTech an exclusive, perpetual, world-wide, royalty-free license for CardioTech to use the patent and all other necessary intellectual property owned exclusively by PMI, and a non-exclusive perpetual world-wide, royalty-free license of PMI's rights in the Joint Technology, for use in the Implantable Devices and Materials Field. Joint technology means one U.S. patent, one European patent application and three other foreign applications for Chronoflex polyurethane technology that PMI jointly owns with Thermatics, Inc.

  CardioTech also relies on trade secrets and proprietary know-how. To protect such information, CardioTech requires all employees and consultants to enter into confidentiality agreements limiting the disclosure and use of such information. However, there can be no assurance that confidentiality agreements will be effective in protecting trade secrets or that third parties will not independently develop substantially equivalent or better technology.

Biomaterials

  CardioTech also develops, manufactures and sells a range of polymer-based materials customized for use in the manufacture of certain medical devices to other medical device manufacturers. CardioTech sells these custom premium polymers under the tradenames ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld. Since 1990, PMI has provided development services and sold related biomaterials for medical device customers. Such customers have included Medtronic, Inc. and Vascor, Inc. In 1992, PMI entered into a long term development and materials supply agreement with Bard Access Systems, Inc. pursuant to which Bard purchases ChronoFlex for use in the manufacture of a line of catheters and implantable vascular access ports that are used to deliver doses of pharmaceuticals over an extended period of time or to deliver chemotherapy agents to specific organs. PMI assigned this agreement to CardioTech prior to the Distribution.

  CardioTech also currently manufactures and sells its proprietary HydroThane biomaterials to medical device manufacturers that are evaluating HydroThane for use in their products. HydroThane is a thermoplastic, water-absorbing, polyurethane elastomer, that posses properties that CardioTech believes make it well suited for the complex requirements of a variety of catheters. In addition to its physical properties, CardioTech believes HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility. When hydrated, HydroThane has elastic properties similar to living tissue.

  Research revenues related to biomaterials were approximately $407,510 and $228,806 for the year ended March 31, 1995 and 1996, respectively. For the year ended March 31, 1996, 33% and 46% of research revenues were generated from Bard Access Systems, Inc. and the National Institutes of Health, respectively.

Manufacturing

  CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. CardioTech currently has the ability to produce quantities of vascular grafts sufficient to support its current testing needs. CardioTech also has the ability to produce quantities of vascular grafts sufficient to support its needs for early-stage clinical trials. However, CardioTech may need to acquire manufacturing facilities and improve its manufacturing technology in order to meet the volume and cost requirements for later clinical trials and will require additional manufacturing facilities in order to undertake commercial production of vascular grafts if it elects to do so. To achieve profitability, CardioTech's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel. CardioTech has no experience in large-scale manufacturing, and there can be no assurance that CardioTech will be able to make the transition to commercial production successfully.

  The development and manufacture of CardioTech's products are subject to good laboratory practice ("GLP") and good manufacturing practice ("GMP") requirements prescribed by the Food and Drug Administration ("FDA") and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that CardioTech will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that it or any suppliers can comply with GLP or GMP, as applicable, or that it or such suppliers will be able to manufacture an adequate supply of product. See "Business Outlook - Limited Manufacturing Capability."

Marketing

  CardioTech plans to market its vascular graft products for which it obtains regulatory approvals either through a small targeted direct sales group or through licensing arrangements with large medical device companies. Implementation of this strategy will depend on many factors, including the market potential for CardioTech's products and financial resources. See "Business Outlook - Absence of Sales and Marketing Experience."

Competition

  Competition in the medical device industry in general is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

  CardioTech will compete with products offered by W.L. Gore and Associates ("W.L Gore"), Impra, Inc. ("Impra"), Corvita Corporation ("Corvita") and Thoratec Corporation ("Thoratec"). CardioTech believes that W.L. Gore and Impra, whose synthetic graft products have been sold in the United States and worldwide for many years, sell approximately 90% of the intermediate diameter peripheral synthetic vascular grafts and vascular access grafts used throughout the world. While CardioTech believes that the attributes of its vascular grafts will allow it to compete effectively, both W.L. Gore and Impra can be expected to defend their market positions vigorously, and both have substantially greater financial, technical and other resources than CardioTech. Corvita is developing a broad range of polyurethane based synthetic vascular grafts, including vascular access grafts and has commenced clinical trials of certain of its synthetic vascular graft products in both the United States and Europe. Thoratec has developed a small bore polyurethane vascular access graft and has begun limited clinical trials in foreign countries. The Joint Technology may be licensed or otherwise made available to competitors of CardioTech.

  Competition among these products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of the market introduction of CardioTech's or competitive products. Accordingly, the relative speed with which CardioTech can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. CardioTech's competitive position will also depend upon its availability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Research and Development

  CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce vascular access graft and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all.

Government Regulation

  CardioTech's research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the development, manufacturing and marketing of synthetic vascular grafts are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act. Synthetic vascular grafts are subject to rigorous FDA regulation, including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a medical device is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

  The steps required to qualify a medical device for marketing in the United States are complex. Medical products regulated by the FDA are generally classified as drugs and/or medical devices. Medical devices are classified as Class I, II or III devices. CardioTech believes that its synthetic vascular grafts will be regulated as Class III medical devices. In general, Class I devices require compliance with labeling and record keeping regulations and are subject to other general controls. Class II devices may be subject to special controls, such as market surveillance and are subject to general controls. Class II devices also may not be subject to clinical testing for purposes of pre-market notification to the FDA. Class III devices, such as CardioTech's vascular graft products, require clinical testing to assure safety and effectiveness prior to marketing and distribution.

  At least 90 days prior to marketing, devices must be subject to pre-market notification to the FDA to determine the product's classification and regulatory status. If a product is found to be "substantially equivalent" to a Class I or Class II device, or a Class III device not subject to a Pre-Marketing Application (PMA) requirement, it may be marketed without further FDA review. The FDA may require the submission of clinical data as a basis for determining whether a device is "substantially equivalent." Such clinical data is often developed under an Investigational Drug Exemption (IDE). Marketing may commence only when the FDA issues a written order finding that the device is "substantially equivalent." If a device is found to be "not substantially equivalent," the device manufacturer must file a PMA with the FDA based on testing intended to demonstrate that the product is both safe and effective. CardioTech believes that its products will require the issuance of a PMA from the FDA prior to commercial sale.

  The PMA process requires the performance of human clinical studies under an IDE. Upon completion of required clinical studies, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including the results of pre-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labelling. The FDA staff then determines whether to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and then usually reviewed by an FDA scientific advisory panel of physicians and others with expertise in the relevant field. The FDA will also conduct an inspection to determine whether an applicant conforms with the FDA's current GMP. If the FDA's evaluation is favorable, the FDA will subsequently publish an order granting the PMA for the device. Although the initial PMA review process is required to be completed within 180 days from the date that the PMA application is accepted for filing, the FDA routinely raises additional issues which must be addressed prior to the approval of a PMA, which significantly extends the review process.

  There can be no assurance that the FDA will approve any of CardioTech's products currently under research for marketing, or if they are approved, that they will be approved on a timely basis. Furthermore, CardioTech or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to CardioTech's products. If clinical studies are suspended, CardioTech may be unable to continue the development of the investigational products affected.

  Whether or not FDA approval has been obtained, approval of a medical device by comparable foreign governmental regulatory authorities must be obtained prior to the commencement of clinical trials and subsequent marketing of such products in such countries. Under European Community ("EC") Law, the safety, efficacy and quality of CardioTech's products must be demonstrated prior to marketing, including extrinsic clinical testing of such products. National laws in each of the EC member states govern clinical trials of products, adherence to good manufacturing practice, advertising, promotion and other matters. Certain EC member countries permit the sale of medical devices based upon approvals received in other EC member states. There can be no assurance that approvals will be granted on a timely basis and the failure to receive such approvals could have a material adverse effect on the business, financial condition and results of operation of CardioTech.

Employees

  As of July 15, 1996, CardioTech had seven full-time employees, of whom three are in research and development and four in executive, finance and administration. Two full-time employees have doctorates. Certain services will be provided by PMI to CardioTech on a transitional basis pursuant to the Facilities and Services Agreement between the two companies executed in connection with the Distribution (the "Facilities and Services Agreement"). CardioTech has no collective bargaining agreement with its employees, and believes that its employee relations are good.

Business Outlook

  This Form 10-K contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include plans and objectives to develop products, the potential performance of such products, the timing of the development of such products, the status of competitors' products, the size of the market for CardioTech's products and CardioTech's manufacturing capabilities. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the following:

       Early Stage of Development of Implantable Synthetic Vascular Grafts. Although CardioTech is generally engaged in the business of developing and marketing uses for its polymer-based biomaterials, its primary focus is on the development and marketing of small bore implantable synthetic vascular grafts. CardioTech is in the early stages of pre-clinical testing of its first proposed synthetic vascular graft product, and, accordingly, has not begun to market or generate any revenue from the use of its vascular graft technology. These products will require significant additional investment, research, development, pre-clinical and clinical testing and regulatory approval prior to commercialization. A commitment of substantial resources to conduct clinical trials will be required if CardioTech is to complete the development of its synthetic vascular grafts. See "Business-Government Regulation." There can be no assurance that any of these products will be successfully developed and, if developed, will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. Success in this market is dependent on CardioTech's ability to complete satisfactorily the development of polyurethane-based vascular grafts which will be safe and effective and will have benefits not available in autologous vein grafts or presently available synthetic vascular grafts and no assurance can be given that it will be successful in doing so. None of CardioTech's vascular graft or other products is expected to be commercially available for several years.

  Absence of Revenue from Vascular Grafts. CardioTech's future growth will largely depend on its ability to raise capital to support research and development activities and commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts. PMI has provided approximately $3.7 million in funding to CardioTech from 1991 through June 11, 1996, the majority of which has been expended for research and development expenses. CardioTech expects that losses from the development, testing and manufacture of its vascular graft technology will increase as it conducts additional animal testing and commences clinical trials and seeks regulatory approvals. CardioTech expects to continue to incur operating losses unless and until such time as product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

  Limited Revenue From Other Activities. CardioTech is also engaged in the development, and attempted development, of other uses for its premium polymer-based biomaterials in collaboration with other medical-device manufacturers. Although such activities may generate revenues from medical device manufacturers for development services performed by CardioTech or in connection with the sale of biomaterials, CardioTech's primary focus will be on small bore vascular graft technology. Accordingly, revenues from these sources are expected to be relatively small in the short term.

  Additional Financing Requirements and Access to Capital. Prior to the Distribution, PMI invested approximately $3,830,000 in cash in CardioTech in connection with the Distribution, which CardioTech believes will be sufficient to fund its initial working capital and research and product development activities for approximately two years from June 11, 1996. CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities and the marketing of its products. CardioTech will seek to obtain additional funds for these purposes through public or private equity or debt financings, collaborative arrangements or from other sources. There can be no assurance that additional funding will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research or development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

  Limited Rights in Technology; Uncertainty of Patents and Proprietary Rights. CardioTech owns one United States patent and four patents in various European countries relating to vascular graft manufacturing technology. In addition, PMI granted CardioTech a perpetual, worldwide, royalty-free license to use certain proprietary polyurethane technologies (the "Biomaterial Technology") in the Implantable Devices and Materials Field. However, PMI and CardioTech each have rights to use the Biomaterials Technology to fabricate medical products (other than implantable medical devices) themselves or in joint ventures with third parties. In addition, PMI has retained the rights to make sales of ChronoFlex and such biomaterials for non-medical applications. As a result, PMI may compete with CardioTech if CardioTech decides to commercialize applications of the Biomaterials Technology in fields other than those in which it has been granted an exclusive license. Also, Thermedics,Inc., as joint owner with PMI of a patent and patent applications relating to certain polyurethane technology, is free to use such rights or license them to others in any field, including the Implantible Devices and Materials Field.

  CardioTech's success will depend, in large part, on its ability to maintain its existing patents, obtain new patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent CardioTech's rights. PMI has filed and obtained United States and foreign patents covering aspects of the Biomaterials Technology. There can be no assurance that any of CardioTech's or PMI's existing patents will not be challenged or future patent applications will result in the issuance of patents, that CardioTech will develop additional proprietary products that are patentable, that any additional patents issued to CardioTech will provide CardioTech with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of CardioTech to do business or that third parties will not be able to circumvent CardioTech's patents and licensed technology. Furthermore, there can be no assurance that others will not independently develop or duplicate similar technology or products, or, if patents are issued or licensed to CardioTech, design around the patents issued or licensed to CardioTech.

  CardioTech may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms acceptable to CardioTech. If CardioTech does not obtain such licenses, it could encounter delays in product introductions, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, CardioTech could incur substantial costs in defending itself in suits brought against it with respect to patents it might infringe or in filing suits against others to have such patents declared invalid.

  Some of CardioTech's know-how and technology may not be patentable. To protect its rights, CardioTech requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreement will provide meaningful protection for CardioTech's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, CardioTech's business may be adversely affected by competitors who independently develop competing technologies, especially if CardioTech obtains no, or only narrow, patent protection.

  Technological Change and Competition. The medical device industry is subject to rapid and substantial technological change. Several companies currently sell synthetic graft products for certain specific applications in the United States and worldwide and have done so for many years. Although CardioTech believes that the attributes of its polyurethane-based grafts will allow its products to compete effectively, these companies can be expected to defend their market positions vigorously. Moreover, while CardioTech is aware of only two competitors developing polyurethane-based vascular grafts currently, potential competitors of CardioTech in the United States and abroad are numerous and include, among others, both large and small synthetic materials companies, medical device firms, universities and other research institutions. There can be no assurance that CardioTech's potential competitors will not succeed in developing technologies and products that are more effective than any that are being developed by CardioTech or that would render CardioTech's technologies and products obsolete or noncompetitive. Many of these potential competitors have substantially greater financial and technical resources and production and marketing capabilities than CardioTech.

  Many of CardioTech's competitors have significantly greater experience than CardioTech in conducting pre-clinical testing and clinical trials of medical devices and obtaining FDA and other regulatory approvals of products for use in health care. Moreover, a competitor developing polyurethane-based grafts is presently conducting clinical trials in both the United States and Europe relating to such products. Accordingly, CardioTech's competitors may succeed in obtaining FDA approval for products more rapidly than CardioTech. If CardioTech commences significant commercial sales of its vascular graft products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience. See "Business - Competition."

  Attraction and Retention of Key Employees and Scientific Collaborators. CardioTech is highly dependent on the principal members of its management and scientific staff, the loss of whose services could have a material adverse effect on CardioTech. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to CardioTech's success. Although CardioTech believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that CardioTech will be able to attract and retain such personnel on acceptable terms given the competition among numerous medical device companies, universities and non-profit research institutions for experienced scientists. CardioTech's anticipated growth and expansion into areas and activities requiring additional expertise such as clinical testing, governmental approvals, production and marketing, are expected to place increased demands on CardioTech's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect CardioTech's business.

  Limited Manufacturing Capability. The development and manufacture of CardioTech's products are subject to current good laboratory practices ("GLP") and good manufacturing practices ("GMP") requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. Although CardioTech currently has the ability to produce quantities of synthetic vascular grafts sufficient to support its current needs and its needs for early-stage clinical trials, it may need to acquire additional manufacturing facilities and improve its manufacturing technology in order to meet the volume and cost requirements for later clinical trials and will require additional manufacturing facilities in order to undertake commercial production of vascular grafts if it elects to do so. There can be no assurance that CardioTech will be able to obtain or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers can comply with GLP or GMP, as applicable, or that it or its suppliers will be able to manufacture an adequate supply of product. See "Business -Manufacturing."

  Absence of Sales and Marketing Experience. CardioTech expects to market its synthetic vascular grafts either through a small, targeted direct sales group or co-marketing arrangements with third parties, if and when such products approach FDA marketing approval. To date, CardioTech has had no experience in sales, marketing or distribution of vascular grafts or other implantable devices. In order to market vascular grafts directly, CardioTech would need to develop a marketing staff and sales force with technical expertise. There can be no assurance that CardioTech will be able to build such a marketing staff or sales force, that the cost of establishing such a marketing staff or sales force will not exceed any product revenue or that CardioTech's direct sales and marketing efforts will be successful. In addition, if CardioTech succeeds in bringing one or more products to market, it may compete with other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that CardioTech's marketing and sales efforts would compete successfully against such other companies. To the extent CardioTech enters into co-marketing arrangements, any revenue received by CardioTech will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. See "Business - Marketing."

  Reliance on PMI for Administrative Services. Prior to the Distribution, CardioTech received administrative and other services through its parent, PMI. The annual expense to CardioTech of operating as a public company after the Distribution may thus be greater than the cost of management services provided by PMI. This would be due to the loss of the economies of scale associated with the provision of accounting, cash management, personnel, regulatory compliance, employee benefits, insurance and other services by PMI, as compared to the cost to CardioTech of replacing all of these necessary functions on a stand-alone basis. Accordingly, although PMI will provide CardioTech with certain management and administrative services for a limited period of time after the Distribution, there can be no assurance that CardioTech will develop the necessary management and administrative depth to successfully operate its business or that any increased costs to CardioTech of replacing services and personnel heretofore provided by PMI will not have an adverse effect on CardioTech's business or results of operations.

  Extensive Government Regulation. The production and marketing of CardioTech's products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any synthetic vascular grafts developed by CardioTech must undergo rigorous pre-clinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the FDA for marketing in the United States or foreign regulatory agencies for marketing in their respective jurisdictions. FDA approval may take many years and require the expenditure of substantial resources. In addition, modifications to regulations and changes in interpretation of regulations occur regularly and can materially and adversely affect the timing and cost of CardioTech's product introductions. CardioTech has limited experience in conducting and managing the pre-clinical and clinical trials necessary to obtain government approvals. There can be no assurance that the results of such clinical trials will be consistent with the results obtained in pre-clinical studies or that the results obtained in later phases of clinical trials will be consistent with those obtained in earlier phases. There also can be no assurance that polyurethane-based synthetic vascular grafts or other implantable products will be shown to be safe and effective or that regulatory approval for any such product will be obtained on a timely basis, if at all. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by CardioTech and CardioTech's ability to receive product revenue or royalties. Although CardioTech intends to make use of fast-track regulatory approval programs when possible, there can be no assurance that CardioTech will be able to obtain the clearances and approvals necessary for clinical testing or for manufacturing and marketing its products. Existing or additional government regulation could prevent or delay regulatory approval of CardioTech's products or affect the pricing or marketing of such products. See "Business - Government Regulation."

  CardioTech's activities relating to the development of uses for its polymer-based biomaterials and implantable medical devices in collaboration with other medical-device manufacturers may also be subject to regulatory approval processes similar to those described above relating to vascular grafts.

  Quarterly Fluctuations. CardioTech's quarterly operating results are likely to vary significantly depending on factors such as the results of pre-clinical or clinical trials and, if CardioTech is able to commercialize its vascular graft products, the timing of significant orders for vascular grafts. CardioTech's expense levels are based in part on its expectations as to future revenue. If revenue levels are below expectations, operating results will be adversely affected.

  Health Care Reimbursement. CardioTech's ability to commercialize small bore vascular grafts successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available for CardioTech to maintain price levels sufficient for the realization of an appropriate return on its investment in product development.

  Product Liability. The testing, marketing and sale of human healthcare products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against CardioTech. CardioTech currently has limited product liability insurance coverage. CardioTech will seek to obtain additional product liability insurance for human clinical trials if and when its vascular graft products are commercialized; however, there can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of CardioTech.

  Absence of Public Market; Possible Volatility of Stock Price; Possible Delisting. Prior to the Distribution, there had been no public market for the CardioTech Common Stock. There can be no assurance regarding the prices at which the CardioTech Common Stock will trade. The market prices for securities of emerging companies has historically been highly volatile. Announcements of technological innovations or new commercial products by CardioTech or its competitors, regulatory developments, disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by CardioTech or its competitors, public concern as to the safety of CardioTech's products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of CardioTech Common Stock.

  The CardioTech Common Stock is listed on the American Stock Exchange ("AMEX"). CardioTech is subject to AMEX's maintenance requirements. A failure of CardioTech Common Stock to meet AMEX's maintenance requirements may result in a delisting of such securities. In particular, CardioTech may have difficulty maintaining the minimum market capitalization requirements of AMEX because such capitalization is dependent on the price at which the shares of CardioTech Common Stock trades from time to time. The liquidity of securities not listed on an exchange or delisted securities, which would probably trade in the over-the-counter markets, may be impaired, not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage of CardioTech, and lower prices than might otherwise be attained.

       Absence of Dividends. CardioTech has never paid cash dividends on the CardioTech Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

       Inflation. The moderate rate of inflation has not had a material effect on the Company's operations.

Item 2.     PROPERTIES

  CardioTech's executive offices are located in Woburn, Massachusetts, a facility owned by PMI. CardioTech leases a total of approximately 7,800 square feet at PMI's facilities in Woburn, Massachusetts and Tarvin, United Kingdom. PMI leases these properties to CardioTech pursuant to the Facilities and Services Agreement. CardioTech believes that its current facilities are adequate for the next twelve months, after which the Facilities and Services Agreement will expire and CardioTech may need to seek replacement facilities. Although CardioTech believes that alternative facilities can be leased on acceptable terms, there is no assurance that CardioTech will be able to do so.

Item 3.  LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1996.

                                    PART II
Items 5

MARKET INFORMATION FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the American Stock Exchange under the symbol "CTE" on June 12, 1996. Prior to that date there was no established trading market for the Company's Common Stock. For the quarter ended June 30, 1996, the AMEX quoted a high sales price of $5.375 and a low sales price of $3.125. The Company has not paid any cash dividends during the last two fiscal years. There were approximately 412 stockholders of record as of June 30, 1996. Not included in this number are shares held in nominee or street name.

Item 6.                Cardio Tech International, Inc.
                      Selected Consolidated Financial Data

  The financial information set forth below is intended to present management's estimate of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since its inception. Certain of the costs and expenses presented in these consolidated financial statements represent intercompany allocations and management estimates of the cost of services provided by PMI and its subsidiaries. As a result, the consolidated financial statements presented may not be indicative of the results that would have been achieved had CardioTech operated as a nonaffiliated entity.

                                                                    Year Ended March 31,
                           -------------------------------------------------------------------------------------------------------

                                    1992                1993                1994                 1995                  1996
                           -------------------------------------------------------------------------------------------------------
Statement of Operations
 Data:

Research Revenues..........           $429,123            $422,590             $285,876             $407,510              $228,806
Operating Expenses:
     Research and
      development(1).......            369,347             377,231              699,919              708,723               910,676
     Selling, general and
      administrative.......            214,657             228,680              375,886              297,727               512,926
                                      ---------           ---------           ----------           ----------           -----------
     Total operating
      expenses.............            584,004             605,911            1,075,805            1,006,450             1,423,602
                                      ---------           ---------           ----------           ----------           -----------

Net loss...................           (154,881)           (183,321)            (789,929)            (598,940)           (2,188,030)
                                     =========           =========           ==========           ==========           ===========

                                                            At March 31,
                           ----------------------------------------------------------------------------
                                            1994                1995               1996
                           ----------------------------------------------------------------------------
Balance Sheet Data(2):


Total current assets.......                    $504               $504                $504
Working capital............                     504                504                 504
Total assets...............                  52,222             44,150              35,694
Stockholder's equity.......                  52,222             44,150              35,694

(1) Included in research and development expenses for the year ended March 31, 1994 is a $114,000 charge for incomplete technology which was purchased in connection with the acquisition of Newtec Vascular Products Limited.


(2) Balance sheet data prior to 1994 is not meaningful. All intercompany activity related to the Company's operations and all amounts receivable to and payable by the Company are processed by PMI, its former parent, and the net amount is recorded as Due to Parent in Stockholders Equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Overview


        CardioTech was incorporated as a majority-owned subsidiary of PMI in March 1993 under the name PolyMedica Biomaterials, Inc., to continue the biomaterials and vascular graft business which had been operated as a division of PMI starting in 1990. It was renamed CardioTech International, Inc. in March 1996 in anticipation of the Distribution.

        CardioTech was established as a separate subsidiary to focus on PMI's existing biomaterials business, with a particular emphasis on accelerating the research, development and commercialization of vascular graft products and other proprietary biomaterials. CardioTech's medical device product nearest to commercialization is a vascular access graft. CardioTech has developed a unique manufacturing process involving cold coagulation casting that results in a micropourous compliant graft, with compressible walls and an inherent ability to "self seal." CardioTech believes that reducing puncture site bleeding by using a self-sealing polyurethane material may lower morbidity rates. To date, there have been no sales of CardioTech's vascular grafts.

        In addition to the graft research and development program, since 1990 CardioTech has been engaged in various internal and joint venture programs with corporate partners for the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices manufactured by third parties. This activity has generated research revenues for CardioTech.

        CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Massachusetts and the United Kingdom.

          As CardioTech is now focusing more of its research and development resources on the vascular graft program, period to period comparisons of changes in research revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations

Fiscal Year Ended March 31, 1996 Compared to the Fiscal Year Ended March 31,
1995

          The Company's operating results for the year ended March 31, 1996,
resulted in a net loss of $2,188,030   compared to a net loss of $598,940 for
the year ended March 31, 1995.  In fiscal 1996, the Company incurred   $993,234
in one time costs related to the Distribution. These costs principally consisted of outside professional fees.

          Research revenues were $228,806 in fiscal 1996, compared to $407,510
in fiscal 1995.  The fluctuation   in research revenues was attributable to the
completion of one research and development contract and evolution   of a
research and development contract into a supply agreement.

          Research and development expenses were $910,676 and $708,723 for the
years ended March 31, 1996   and 1995.  The increase in these expenses
principally related to higher pre-clinical costs in fiscal 1996 in   connection
with the Company's development of a vascular access graft for hemodialysis patients.

        Selling, general and administrative expenses were $512,926 and $297,727 for the years ended March 31, 1996 and 1995. The increase in these expenses principally related to costs associated with the Distribution and promotion of advanced biomaterials to potential strategic partners.

Fiscal Year Ended March 31, 1995 Compared to the Fiscal Years Ended March 31, 1994 and 1993

        Research revenues were $407,510, $285,876 and $422,590 for the years ended March 31, 1995, 1994 and 1993. The fluctuations in research revenues were attributable to changes in the mixture of ongoing development contracts during each period.

        Research and development expenses were $708,723, $699,919 and $377,231 for the years ended March 31, 1995, 1994 and 1993. The increase in fiscal 1994 was principally due to: (i) the recording of a charge of $114,000 for the purchase of in-process research and development in connection with the September 1993 acquisition of Newtec Vascular Products Limited ("Newtec") and (ii) the inclusion of research and development expenses for Newtec's ongoing vascular graft program for the remainder of fiscal 1994. Research and development expenses in fiscal 1995 include a full year of vascular graft development.

        Selling, general and administrative expenses were $297,727, $375,886 and $228,680 for the years ended March 31, 1995, 1994 and 1993. In fiscal 1994, CardioTech incurred new operating costs in connection with the Newtec acquisition, certain legal costs regarding a development agreement and higher promotional costs for its advanced biomaterials. In fiscal 1995, selling, general and administrative expenses were lower than fiscal 1994 primarily due to a decrease in legal fees and promotional expenses.

                        Liquidity and Capital Resources

        CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterials applications. Since inception, funding from PMI has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

        CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any intellectual property rights, competing technological and market developments, changes in CardioTech's development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment.

          CardioTech is currently conducting its operations with approximately $3,830,000 in cash contributed by PMI in connection with the Distribution. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities until approximately June 1998.

        Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTech's business through March 31, 1996, PMI has funded approximately $4.1 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted to available cash.

        CardioTech will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

Item 8.                                                                EXHIBIT A

INDEX OF FINANCIAL STATEMENTS                                              Page

Report of  Independent Accountants                                            23

Consolidated Balance Sheets as of March 31, 1996 and 1995                     24

Consolidated Statements of Operations for each of the three years in          25
the period ended March 31,   1996

Consolidated Statements of Stockholders' Equity for each of the
three years in the period ended   March 31, 1996                              26

Consolidated Statements of Cash Flows for each of the three years in          27
the period ended March 31,   1996

Notes to Consolidated Financial Statements                                 28-33

Report of Independent Accountants
To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheets of CardioTech International, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. as of March 31, 1996 and 1995, and results of its operations and its cash flows for the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

From inception to June 12, 1996 the Company was a majority-owned subsidiary of PolyMedica Industries, Inc. As explained in Note B to the financial statements, certain of the costs and expenses presented in the financial statements represent intercompany allocations and management estimates of the costs of services provided by PolyMedica Industries, Inc. As a result, the financial statements presented may not be indicative of the financial position or results of operations that would have been achieved had the Company operated as a nonaffiliated entity.



Boston, Massachusetts                                   Coopers & Lybrand L.L.P
May 29, 1996, except as to the information presented in Note J, for which the date is June 13, 1996

                         CardioTech International, Inc.
                          Consolidated Balance Sheets


                                                    March 31, 1995  March 31, 1996
                                                    --------------  --------------
ASSETS

Current assets:
 Cash                                                   $   504         $   504

Property and equipment, net                              43,646          35,190
                                                         ------          ------
 Total assets                                           $44,150         $35,694
                                                         ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 2,831,491 shares issued and outstanding     2,831        2,831
  Due to parent                                         1,884,392    4,063,966
  Accumulated deficit                                  (1,843,073)  (4,031,103)
                                                        ---------    ---------

     Total stockholders' equity                            44,150       35,694
                                                           ------       ------

          Total liabilities and stockholders' equity      $44,150      $35,694
                                                           ======       ======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         CardioTech International, Inc.
                     Consolidated Statements of Operations






                                                 Years Ended March 31,
                                       1994               1995            1996
                                       ---------------------------------------


Research revenues                    $285,876          $   407,510    $   228,806

Operating expenses:
 Research and development             699,919              708,723        910,676
 Selling, general and administrative  375,886              297,727        512,926
                                      -------              -------        -------
 Total operating expenses            1,075,805           1,006,450      1,423,602
                                     ----------          ---------      ----------
Other Expenses:
  Spin off transaction costs                                             (993,234)
                                     ----------          ---------      ---------

Net loss                            $ (789,929)           (598,940)    (2,188,030)
                                    ==========           =========     ==========
Loss per common share               $     (.28)               (.21)          (.77)
                                    ==========           =========     ==========

Weighted average number
  of shares outstanding              2,831,941           2,831,941      2,831,941

   The accompanying notes are an integral part of the consolidated financial statements.

                         CardioTech International, Inc.
                Consolidated Statements of Stockholders' Equity
               For the years ended March 31, 1996, 1995 and 1994


                                  Common stock
                                  ------------

                                                                     Total
                              Number                   Due to       Accumulated  Stockholders'
                             of shares    Amount       Parent        Deficit        Equity
                             ---------    ------       ------        ----------  ------------
Balance at March 31, 1993    2,831,491       $2,831      $451,373     $(454,204)  $   ---

      Net loss                                                         (789,929)     (789,929)

      Advance from parent                                 842,151                     842,151
                             ---------   ----------    ----------    -----------   -----------

Balance at March 31, 1994    2,831,491        2,831     1,293,524    (1,244,133)       52,222

      Net loss                                                         (598,940)     (598,940)

      Advance from parent                                 590,868                     590,868
                             ---------   ----------    ----------    -----------   -----------

Balance at March 31, 1995    2,831,491        2,831     1,884,392    (1,843,073)       44,150

      Net loss                                                       (2,188,030)   (2,188,030)

      Advance from parent                               2,179,574                  2,179,574
                             ---------   ----------    ----------    -----------   -----------

Balance at March 31, 1996
                             2,831,491       $2,831    $4,063,966   ($4,031,103)     $35,694
                             =========   ==========    ==========    ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         CardioTech International, Inc.
                     Consolidated Statements of Cash Flows


                                                  Years Ended March 31,
                                              1994        1995         1996
                                              ----        ----         ----
Cash flows from operating activities:
  Net loss                                 $(789,929)  $(598,940)  $(2,188,030)
  Adjustments to reconcile net loss
    to net cash flows from
    operating activities:
      Depreciation                             4,547       8,912         9,238
      Loss on disposal of fixed assets         2,330       3,434         2,082
                                            --------     -------     ---------

      Net cash flows from operating
        activities                          (783,052)   (586,594)   (2,176,710)
Cash flows from financing activities:
  Advance from parent                        783,556     586,594     2,176,710
                                            --------     -------     ---------

      Net increase in cash                       504          --            --
                                            --------     -------     ---------

      Cash at beginning of period                 --         504           504
                                            --------     -------     ---------
      Cash at end of period                $     504   $     504   $       504
                                            ========    ========     =========

Supplemental cash flow information:
  Noncash transactions:
    Transfer of property and
      equipment from parent                $  58,595          --            --


   The accompanying notes are an integral part of the consolidated financial statements.

A.  Nature of Business:

           CardioTech International, Inc. (including its subsidiary, collectively "CardioTech") develops, manufactures and markets polymer technologies with particular emphasis on the development of implantable synthetic grafts for a broad variety of applications, including vascular access grafts, peripheral grafts and coronary artery bypass grafts. It is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Massachusetts and the United Kingdom.

Basis of Presentation

        CardioTech's business, which is the basis for these financial statements, is a spinoff (the "Distribution") of a portion of the business of PolyMedica Biomaterials, Inc. ("Biomaterials"), a majority-owned subsidiary of PolyMedica Industries, Inc. ("PMI") which was incorporated in March 1993. The accompanying financial statements, which are derived from the historical books and records of PMI, include the assets, liabilities, revenues and expenses of CardioTech at historical cost. The other portion of Biomaterials business, which includes certain other technology, will be retained by PMI.

        CardioTech's spunoff business operated as a division of PMI starting in 1990. In September 1993, it purchased certain assets of Newtec Vascular Products Limited ("Newtec"), a company that had conducted development work on small bore vascular grafts. Newtec operated as a division of PMI until June 1995 when it was incorporated as a wholly-owned subsidiary of CardioTech.

        These financial statements are intended to present management's estimates of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since inception. As explained below in this note, certain of the costs and expenses presented in these consolidated financial statements represent intercompany allocations and management estimates of the cost of services provided by PMI and its subsidiaries. As a result, the consolidated financial statements presented may not be indicative of the results that would have been achieved had CardioTech operated as a nonaffiliated entity.

B.  Summary of Significant Accounting Policies:

Future Operations

        CardioTech's future growth will largely depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts, although it has received a minor amount of research revenue related to its other biomaterials applications. Since inception, funding from PMI has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses until vascular graft product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

        CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any intellectual property rights, competing technological and market developments, changes in CardioTech's development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment.

           In June 1996, CardioTech received approximately $3.8 million in cash and assets contributed by PMI in exchange for 973,758 shares of CardioTech stock. CardioTech estimates such amounts will be sufficient to finance its operations at its current level of development activity for approximately two years from the Distribution.

           CardioTech will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates, or products .

Use of Estimtes

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to take certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the report period. Actual results could differ from those estimates.

Due to Parent, Advance from Parent

           Certain intercompany charges related to CardioTech's operations and certain amounts receivable to and payable by CardioTech are processed by PMI, its former parent, and the net amount is recorded as Advance from Parent in Stockholders' Equity. Amounts Due to Parent will be permanently invested by the parent in connection with the Common Stock Subscription Agreement.

Net Loss per Common Share

           The net loss per common share is calculated using the number of outstanding shares (2,831,491) of CardioTech before the Distribution as described in Note J.

Uncertainties

           The Company is subject to risks common to companies in the healthcare industry, including but not limited to, development by the Company or its competitors of new technology innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

 Research Revenue

           Research revenue is generated in connection with the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices. In certain instances, exclusivity, royalty and license fees are earned from various strategic partners with whom CardioTech has contracts. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.


 Research and Development Expenses

 Research and development expenses are charged to expense as incurred.

 Income Taxes

           Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation reserve against net deferred assets is recorded, if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For income purposes, CardioTech's results have been consolidated with the results of PMI. Therefore, no estimated income tax benefits have been reflected. After the Distribution, CardioTech's results of operations will no longer be combined with PMI. Accordingly, CardioTech will not receive any benefit from net operating losses incurred through the date of the Distribution.

 C.  Arrangements with PMI and Subsidiaries:

           Since CardioTech's inception, all facilities and support services, including research and administrative support, have been provided by PMI. For these services, CardioTech was charged $1,792,500, $591,000, and $842,000, for the years ended March 31, 1996, 1995 and 1994, respectively. These charges represent an allocation of CardioTech's proportionate share of PMI's overhead costs using formulas which management believes are reasonable based upon CardioTech's use of facilities and services. All other costs for all periods presented, including payroll costs, are directly attributed to CardioTech and have been paid by PMI and charged to CardioTech.

           In connection with the Distribution, CardioTech entered into the following agreements with PMI:

 Distribution Agreement

           This agreement provides for the principal corporate transactions required to effect the Distribution, including, among other things, the preparation of a registration statement registering the CardioTech common stock under the Exchange Act and an undertaking by CardioTech to prepare a registration statement registering the shares of CardioTech common stock to be issued upon the exercise of the CardioTech warrants under the Securities Act.

           This agreement also allocates the costs related to the implementation of the Distribution between PMI and CardioTech and provides that each company will share equally any liabilities under the federal and any state securities laws incurred as a result of the distribution of the Information Statement.

 Facilities and Services Agreement

           This agreement provides that PMI will continue to provide certain administrative services including purchasing, benefits administration, accounting, management and data processing services to CardioTech and will make available certain facilities and equipment to CardioTech. PMI will be reimbursed monthly by CardioTech for the direct costs and expenses incurred in connection with the provisions of such services. The agreement has a term of one year. CardioTech is committed to make monthly fixed payments of $15,000, or $180,000 annually. CardioTech has also agreed to reimburse PMI for 50% of all expenses incurred in connection with the Distribution. CardioTech expects its portion of these fees and expenses to be approximately $400,000.




 License Agreement

           PMI has granted to CardioTech an exclusive, perpetual, world-wide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PMI in the implantable devices and materials field (collectively, "PMI Licensed Technology"). PMI, at its own expense, will file patent or other applications for the protection of all new inventions formulated, made or conceived by PMI during the term of the license that related to PMI Licensed Technology and all such inventions will be part of the technology licensed to CardioTech. CardioTech, at its own expense, will file patent or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to PMI Licensed Technology and all such inventions shall be exclusively licensed to PMI for use by PMI in fields other than the implantable devices and materials field.

 Tax Matters Agreement

           The Tax Matters Agreement provides, among other things, that PMI will be responsible for all federal, state, local and foreign tax liabilities of CardioTech for periods ending on or prior to June 11, 1996 and CardioTech will be responsible for all tax liabilities of CardioTech subsequent to that time. The Tax Matters Agreement further provides that for the tax year of PMI that includes June 11, 1996 and the tax year of CardioTech that commences immediately following June 11, 1996, PMI will claim on its federal income tax returns certain specified tax benefits and CardioTech will not claim any of such tax benefits through June 11, 1996.


 D.  Property and Equipment:

           Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which range from five to seven years. Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred.

           Property and equipment consist of the  following:

                                             March 31,   March 31,
                                                1995        1996
                                                ----        ----

 Laboratory equipment                          $44,796     $44,796

 Furniture, fixtures and office equipment       12,330      10,712
                                                ------      ------

                                                57,126      55,508

 Less accumulated depreciation                 (13,480)    (20,318)
                                               --------    --------

                                               $43,646     $35,190
                                                ======      ======

           Depreciation expense for property and equipment for the years ended March 31, 1996, 1995, and 1994 was approximately $9,238, $8,912, and $4,547 respectively.

 E. Stockholders' Equity:

           CardioTech was incorporated in March 1993 and issued 67,500 shares of its common stock, of which 60,000 shares were issued to PMI and 7,500 shares were issued to certain founders. There were 100,000 shares of Common Stock authorized for issuance. See Notes H and J.

           On March 19 and May 9, 1996, CardioTech amended its Articles of Organization to : (i) effect a net 41.95 for one stock split of CardioTech Common Stock (reflecting a 54.7328 for one stock split effected on March 19, 1996 and a 0.76645 for one reverse stock split effected on May 9, 1996), (ii) increase the number of authorized shares of CardioTech Common Stock to 20,000,000 shares and (iii) authorize a class of 5,000,000 shares of Preferred Stock. The financial statements have been restated to reflect these amendments.



 F.  Purchase of Certain Assets from Newtec Vascular Products Limited:

           In September 1993, PMI purchased certain assets from Newtec for $176,500 and transferred the assets to CardioTech. These assets principally consisted of laboratory equipment, patents and know-how related to vascular graft technology. The purchase price was allocated to the tangible and intangible assets based on the fair market value of those assets. At the time of the purchase, CardioTech evaluated the purchased technology and considered the additional development work necessary to produce safe, reliable and effective grafts for commercial sale. Based on CardioTech's evaluation, it was determined that the purchased technology was incomplete and, because the technology had no alternative future use (in other research and development projects or otherwise), the portion of the purchase price allocated to the patent and related know-how, or $113,600, was charged to research and development expense in September 1993.

 G.  Major Customers:

           Customers comprising more than 10% of CardioTech's research revenues are shown as follows:


                                Year Ended
                                 March 31,
                                 ---------
                          1996      1995      1994
                          ----      ----      ----

           Customer A      33%    49%          38%
           Customer B      --     19%          28%
           Customer C      46%    18%          --

 H.  Related Party Transactions:

           As of March 31, 1996, the following executive officers and directors of PMI owned a total of 314,623 shares (effected for stock split ) of
 CardioTech: Michael Szycher, Ph.D., Steven J. Lee, Arthur A. Siciliano, Ph.D., Andrew M. Reed, Ph.D. , Eric G. Walters and Robert J. Zappa. See Note I.

           One officer of PMI currently serves on CardioTech's Board of Directors.

 I. Stock Options:

           CardioTech's 1996 Employee, Director and Consultant Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and stockholders in March 1996. A total of approximately 1,167,000 shares of CardioTech Common Stock have been reserved for issuance under the Plan, of which options exercisable for approximately 879,000 shares will be granted effective as of June 11, 1996 to members of CardioTech's Board of Directors and to certain of its executive officers at the fair market value of CardioTech Common Stock on the date of the grant. Of such options, options to purchase approximately 424,000 shares of CardioTech Common Stock will be granted to Dr. Szycher pursuant to the Plan.

 J.  Subsequent Events:

           In June 1996, CardioTech issued 973,758 shares of CardioTech Common Stock for $3.8 million in cash, equipment having an estimated market value of $147,000, the transfer of certain vascular graft manufacturing patents, and the forgiveness of certain amounts due PMI. After PMI acquired these shares, it owned 3,929,493 shares, or 92.6% of CardioTech Common Stock. CardioTech has agreed to reimburse PMI for 50% of all expenses incurred in connection with the Distribution. CardioTech expects its portion of these fees and expenses to be approximately $400,000.

Item 9.  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

     Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company are as follows:

     Name                          Age     Position
     ----                          ---     --------
     Michael Szycher, Ph.D.         57      Chairman of the Board, Chief
                                            Executive Officer and Treasurer

     Alan Edwards                   48      Director and Executive Vice
                                            President

     John E. Mattern                48      Chief Operating Officer and
                                            Chief Financial Officer

     Richard J. Zdrahala, Ph.D.     52      Vice President -- Research and
                                            Development

     Gene T. Gargiulo               47      Director

     Arthur A. Siciliano, Ph.D.     52      Director


     Dr. Szycher is Chairman of the Board, Chief Executive Officer and Treasurer of CardioTech. Dr. Szycher has served as a director of CardioTech since 1993. He served as Chairman of PMI since October 1989, Chief Technical Officer of PMI since November 1990 and a director of PMI since its inception and will resign such positions as of the Distribution Date.

     Mr. Edwards is Executive Vice President and a director of CardioTech, a position he has held since March, 1996. Since September 1993, Mr. Edwards has served as President of CardioTech's subsidiary. Prior to September 1993, he was the Managing Director and Company Secretary of Newtec. He has spent the last seventeen years in senior management positions with vascular graft companies, ten of these with the W.L. Gore. Mr. Edwards has been a director of CardioTech since March 1996.

     Mr. Mattern is Chief Operating Officer and Chief Financial Officer, a position he has held since June of 1996. From April 1994 to June 1996 Mr. Mattern was a financial consultant, consulting to bio-tech, pharmaceutical and not for profit organizations. Mr. Mattern was Vice President of Finance and Chief Financial Officer of Interneuron Pharmaceuticals, Inc. from January 1992 to April 1994. In 1991 Mr. Mattern was a financial consultant.

     Dr. Zdrahala is Vice President of Research and Development of CardioTech, a position he has held since March, 1996. From 1992 to September 1995, Dr. Zdrahala served as the Associate Director of Advanced Development of Mendox Medicals, Inc., a vascular graft manufacturer.

     Mr. Gargiulo has served as Managing Director of Research and Institutional Sales at Brookehill Equities, Inc. since 1994. Prior to joining Brookehill in 1994, Mr. Gargiulo was Executive Vice President -Director of Research at Barington Capital Group, L.P. From 1984 to 1993, Mr. Gargiulo was Vice President of Equity Research at First Boston Corporation and covered the hospital supply industry. Mr. Gargiulo has been a director of CardioTech since March 1996.

     Dr. Siciliano has served as Executive Vice President of PMI since July 1994, Senior Vice President of PMI since January 1993 and Vice President, Pharmaceuticals of PMI since July 1991. Dr. Siciliano served as Vice President, Manufacturing of PMI from June 1990 to July 1991. From PMI's inception until June 1990, he served as its Chief Operating Officer. Dr. Siciliano has been a director of CardioTech since March 1996.

       Item 11.    EXECUTIVE COMPENSATION



                           SUMMARY COMPENSATION TABLE

       The following table sets forth the cash and noncash compensation paid by
       PMI during each of the last three fiscal years   to CardioTech's Chief
       Executive Officer and the four most highly compensated executive
       officers of CardioTech who   received compensation in excess of
       $100,000 during the year ended March 31, 1996 for services provided to PMI.



                                                                                                   Long-Term
                                                                                                  Compensation
 Annual Compensation                                      Awards
 -------------------                                     --------
                                                          Other            Securities
                                                          Annual           Underlying    All Other
                                Salary       Bonus      Compensation                      Options       Compensation
Name and Principal Position       Year        ($)           ($)(1)            ($)(2)       (#)(3)         ($)(4)
- -----------------------------  ----------  ------------  ----------        ----------      -------     ------------
Michael Szycher, Ph.D........
   Chairman, Chief                   1996      $229,554    $34,000            $2,492       30,000         $2,619
   Executive Officer and             1995       231,785    132,500             4,500      131,250          2,421
   Treasurer                         1994       214,048    120,000             4,620       13,125          2,223

       (1)  These amounts were either paid or accrued in the year shown.

       (2) Represents PMI's matching cash contribution paid or accrued under PMI's 401(k) Plan. Other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total salary and bonus the named executive officer for such year.

       (3)  Represents options granted under PMI's 1990 Stock Option Plan.

       (4) Represents the taxable portion of group term life insurance paid by PMI.

Compensation of Directors

     The Company's policy is to pay no compensation to members of the Board for attendance at Board meetings. All non-employee directors are reimbursed for travel and other related expenses incurred in attending meetings of the Board of Directors. The Company's Stock Option Plan provides for the annual automatic grant of non-qualified options to purchase 14,854 shares of Common Stock to non-employee directors of the Company. No options were granted under the Stock Option Plan during fiscal 1996.

Employment Contracts and Change of Control Arrangements

     CardioTech has entered into an employment agreement with Dr. Szycher (the "Employment Agreement"), pursuant to which Dr. Szycher serves as Chief Execuitve Officer of the Company. CardioTech will use its best efforts to cause Dr. Szycher to be elected a member, and Chairman, of the Board of Directors. Pursuant to the terms of the Employment Agreement, Dr. Szycher receives an annual base salary, which is initially $150,000 and which will be reviewed annually by the Board of Directors. Dr. Szycher may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board of Directors. The Employment Agreement terminates on May 13, 1998. Thereafter, the term of the Employment Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Dr. Szycher remains employed by CardioTech. Both Dr. Szycher and CardioTech have the right to terminate the Employment Agreement at any time, with or without cause (as defined in the Employment Agreement), upon thirty (30) days' prior written notice. In the event that CardioTech terminates the Employment Agreement without cause, or Dr. Szycher terminates his employment for good reason following a change in control (as such terms are defined in the Employment Agreement) or CardioTech fails to renew the Employment Agreement within two (2) years following the occurrence of a change in control, Dr. Szycher will be entitled to receive 2.99 times his annual base salary at termination. Dr. Szycher will not compete with CardioTech for one (1) year following termination of his employment.

     The Compensation Committee, as the administrator of the Company's Stock Option Plan, has authority to accelerate vesting of shares of Common Stock held by any optionee in connection with certain changes of control of the Company.

 Item 12.    SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

 Principal Shareholders

  The following table sets forth certain information as of June 30, 1996 concerning beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of 5% or more of its Common Stock as of June 30, 1996, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table and all current directors and executive officers as a group.



                                                Shares of CardioTech
                                                 Beneficially Owned
                                                --------------------
 Name and Address**                               Number(1)   Percent
 ----------------                                 ---------   -------

 Kennedy Capital Management(2)                    227,818       5.4%
  425 N. Dallas Road, Suite 181
  St. Louis, MO 63141

 U.S. Bancorp(3)                                  249,030       5.9%
  111 S.W. Fifth Avenue
  Portland, OR 97204

 John Hancock Mutual Life Insurance Company(4)    255,100       5.7%
  200 Clarendon Street
  Boston, MA 02116

 Michael Szycher, Ph.D. (5)                       402,688       9.1%

 Alan Edwards (6)                                 126,666       2.9%

 Gene Gargiulo                                    0             *

 Arthur A. Siciliano, Ph.D.                        72,166       1.7%

 All directors and executive officers as a group  612,130      13.4%
   (6 persons) (7)

__________________
  /*/ Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.
 /**/ Unless indicated otherwise, the address for each person is c/o the Company, 11 State Street, Woburn, MA 01801.

 (1) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to the information contained in the footnotes to this table. Amounts shown include shares issuable pursuant to the exercise of options or warrants exercisable within 60 days after June 30, 1996. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. At June 30, 1996, there were 4,244,116 shares of Common Stock outstanding.

 (2) Based upon oral information provided by Kennedy Capital Management to the Company. Kennedy Capital Management has shared voting power and shared investment power with respect to all shares of Common Stock beneficially owned by them.

  (3) Based upon a Schedule 13G filed by U.S. Bancorp pursuant to the Exchange Act and the rules promulgated thereunder reporting the beneficial ownership by it of 516,500 shares of PMI Common Stock. Pursuant to the Distribution, an owner of 515,500 shares of PMI Common Stock would have received 249,030 shares of CardioTech Common Stock. U.S. Bancorp shared voting power and shared investment power with respect to all shares of Common Stock beneficially owned by them.

  (4) Reflects the issuance of 255,100 shares of CardioTech Common Stock issuable upon the exercise of an immediately exercisable stock purchase warrant.

  (5) Includes 190,228 shares of Common Stock which may be purchased within 60 days of June 30, 1996 upon the exercise of stock options.

  (6) Includes 126,566 shares of Common Stock which may be purchased within 60 days of June 30, 1996 upon the exercise of stock options.

  (7) See notes 5 and 6. Also includes 10,610 shares of Common Stock which may be purchased by Richard J. Zdrahala within 60 days of June 30, 1996 upon the exercise of stock options.



                           COMPLIANCE WITH SECTION 16(a)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company's officers, directors and 10% beneficial owners became subject to Section 16(a) when the Company became a public company in May 1996 and, accordingly, no reports pursuant to Section 16(a) were due during the fiscal year ended March 31, 1996.

      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                    PART IV

 Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

 (a)  The following are filed as part of this Form 10-K:

      (1)  Financial Statements:
              For a list of financial statements which are filed as part of this Form 10-K, See Page 22
      (2)  Financial Statement Schedules:

      All schedules are ommitted because they are not applicable, or not
 required, or because the   required information is included in the Financial
 Statements or notes thereto.

      (3)  Exhibits

        Exhibit Number:
         2 Plan and Agreement of Distribution between PMI and CardioTech, dated May 13, 1996 was filed as Exhibit 2 to CardioTech's Form
                  10 filed on March 20, 1996, as amended (the "Form 10"), and is incorporated herein by reference.

         3.1 Articles of Incorporation were filed as Exhibit 3.1 of the Form 10 and are incorporated herein by reference.

        3.2 Bylaws were filed as Exhibit 3.2 of the Form 10 and are incorporated herein by reference.

       10.1 Amended and Restated Common Stock Subscription Agreement between PMI and CardioTech, dated May 9, 1996, was filed as
                  Exhibit 10.1 of the Form 10 and is incorporated herein by reference.

       10.2       Tax Matters Agreement between PMI and CardioTech, dated May
                  13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.

       10.3 Facilities and Service Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.3 of the Form 10 and is incorporated herein by reference.

       10.4       Amended and Restated License Agreement between PMI and
                  CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.

       10.5 CardioTech 1996 Employee, Director and Consultant Opinion Plan was filed as Exhibit 10.6 of the Form 10 and is incorporated herein by reference.

       10.6       Employment Agreement of Michael Szycher was filed as Exhibit
                  10.7 of the Form 10 and is incorporated herein by reference.

       10.7       Warrant issued by CardioTech to John Hancock Mutual Life
                  Insurance Company was filed as Exhibit 10.8 of the Form 10 and is incorporated herein by reference.

       10.8       Letter Agreement between CardioTech, PMI and John Hancock
                  Mutual Life Insurance Company was filed as Exhibit 10.9 of the Form 10 and is incorporated herein by reference.

       10.9       Development, Supply, and License Agreement between PMI and
                  Bard Access Systems dated November 11, 1992 was filed as
                  Exhibit 10.10 of the Form 10 and is incorporated herein by reference.

         21       Subsidiaries of CardioTech

         23       Consent of Coopers & Lybrand L.L.P.

         27       Financial Data Schedule

(b)  Reports on Form 8-K
            None

(c)  See (3) above.

(d)  See (2) above.

Chrmoflex and Chrmofilm are registered trademarks of PMI. ChrmoThane, ChrmoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: July 15, 1996                     CardioTech International, Inc.



                                  By: /s/ Michael Szycher
                                     -----------------------------
                                     Michael Szycher
                                     Chairman and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934,
 this report has been   signed below by the following persons on behalf of the
 registrant and in the capacities and on the   dates indicated.

 Dated: July 15, 1996                  /s/ Michael Szycher
                                       ----------------------------------------
                                       Michael Szycher
                                       Chairman, Chief Executive Officer
                                       (Principal Executive Officer)


 Dated: July 15, 1996                  /s/ John E. Mattern
                                       ----------------------------------------
                                       John E. Mattern
                                       Chief Financial Officer, Chief Operating
                                       Officer (Principal Financial and
                                       Accounting Officer)


 Dated: July 15, 1996                  /s/ Gene T. Gargiulo
                                       ----------------------------------------
                                       Gene T. Gargiulo
                                       Director


 Dated: July 15, 1996                  /s/ Arthur A. Siciliano
                                       ----------------------------------------
                                       Arthur A. Siciliano
                                       Director