Form 10-Q
period 1996-06-30
CARDIOTECH INTERNATIONAL INC
filed 1996-08-14
CIK 1011060

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                         Commission File No.  0-28034
                                              -------

                        CardioTech International, Inc.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Massachusetts                                                 04-3186647
- --------------------------                                      ----------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

  11 State Street, Woburn, Massachusetts                                 01801
- ------------------------------------------                             ---------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (617) 933-4772
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _______
                                               -----

     The number of shares outstanding of the registrant's class of Common Stock as of August 13, 1996 was 4,244,116. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I  -     FINANCIAL INFORMATION

Item 1  -     Financial Statements

              Consolidated Balance Sheets at
                    June 30, 1996 and March 31, 1996                    3

              Consolidated Statements of Operations
                    for the three months ended
                    June 30, 1996, and 1995                             4

              Consolidated Statements of Cash Flows
                    for the three months ended
                    June 30, 1996, and 1995                             5

              Statement of Stockholders' Equity
                    for the years ended
                    March 31, 1996
                    and quarter  ended June 30, 1996                    6

              Notes to Consolidated Financial Statements                7

  Item 2  -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 8

  PART II -   OTHER INFORMATION

  Item 6  -   Exhibits and Reports on Form 8-K                         11

  Signatures                                                           12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CARDIOTECH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        March 31, 1996    June 30, 1996
                                                        ---------------   -------------
                                                                            (unaudited)
ASSETS

Current Assets:
  Cash and Cash Equivalents                                $       504      $ 3,319,620
  Accounts Receivable -- Trade                                     -             23,200
  Accounts Receivable -- Other                                     -              2,059
  Prepaid Expenses                                                 -            104,695
                                                           -----------      -----------

         Total Current Assets                                      504        3,449,574
Property and Equipment, net                                     35,190          173,276
                                                           -----------      -----------

         Total Assets                                      $    35,694      $ 3,622,850
                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                                         $       -        $     9,842
  Accrued Expenses                                                 -             24,269
                                                           -----------      -----------

         Total Current Liabilities                         $       -        $    34,111
                                                           ===========      ===========

Stockholders' Equity:
  Preferred stock $.01 par value; 5,000,000 shares
    authorized, none issued or outstanding
  Common Stock, $.01 par value, 20,000,000
    shares authorized, 2,831,491 and 4,244,116
    issued and outstanding at March 31, 1996 and
    June 30, 1996, respectively                                  2,831           42,441
  Due to Parent                                              4,063,966
  Additional Paid in Capital                                                  8,111,143
  Accumulated Deficit                                       (4,031,103)      (4,555,616)
  Cumulative Translation Adjustment                                              (9,229)
                                                           -----------      -----------

         Total Stockholders' Equity                             35,694        3,588,739
                                                           -----------      -----------

         Total Liabilities and Stockholders' Equity        $    35,694      $ 3,622,850
                                                           ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      Three Months Ended
                                            June 30, 1995            June 30, 1996
                                            -------------            -------------
Research Revenue                                $  23,663                $  78,447
 Operating Expenses
  Research and Development                        185,775                  151,999
  Selling, General and Administrative              71,115                  134,185
                                                ---------                ---------

 Total Operating Expenses                         256,890                  286,184
                                                ---------                ---------

Other Income and Expenses
 Spin Off Transaction Cost                            -                   (323,558)
 Interest Income                                      -                      6,782
                                                ---------               -----------
                                                      -                   (316,776)
                                                ---------               -----------

Net Loss                                        $(233,227)               $(524,513)
                                                =========               ===========

Net Loss Per Common Share                       $   (0.08)              $   (0.17)
                                                =========               ===========

Weighted Average Number of
  Shares Outstanding                            2,831,941                3,082,555


  The accompanying notes are an integral part of these consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         Three months ended June 30,
                                                                          1995                 1996
                                                                      ------------       -------------
Cash flows from operating activities:
   Net Loss                                                           $  (233,227)       $  (524,513)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
       Depreciation                                                         3,979              7,320
       Changes in assets and liabilities
          Accounts receivable                                              27,292            (25,259)
          Prepaid expenses                                                (29,328)          (104,695)
          Accounts payable                                                                     9,842
          Accrued expenses                                                 (4,901)            24,269
                                                                       ----------         ----------

            Net cash flows from operating activities                     (236,185)          (613,036)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                              3,830,000
   Advance from parent                                                    242,241            485,012
   Payment of spinoff costs                                                                 (373,631)
                                                                       ----------         ----------

            Net cash flows from financing activities                      242,241          3,941,381

            Net increase in cash and cash equivalents                       6,056          3,328,345
                                                                       ----------         ----------

            Effect of exchange rate changes on cash                        (6,056)            (9,229)

            Cash and cash equivalents at beginning of period                  504                504
                                                                       ----------         ----------

Cash and cash equivalents at end of period                            $       504        $ 3,319,620
                                                                       ==========         ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
       For the year ended March 31, 1996 and Quarter Ended  June 30, 1996
                                  (unaudited)


                                      Common Stock                      Additional     Total        Currency
                                 ----------------------     Due to       Paid In     Accumulated   Translation  Stockholders'
                                  Number of                 Parent       Capital       Deficit      Adjustment     Equity
                                   Shares     Amount
                                 ---------------------------------------------------------------------------------------------
Balance at March 31, 1996          2,831,491      2,831    4,063,966                 (4,031,103)                    35,694

Issuance of Common
   Stock to Parent                 1,412,625     39,610                 3,960,375                                3,999,985

Payment of shared spin off
   costs to former parent                                                (373,631)                                (373,631)

Forgiveness of advances
   from Parent and adjustment
   of APIC                                                (4,063,966)   4,524,399                                  460,433

Effect of Cumulative
   Translation Adjustment                                                                              (9,229)      (9,229)

Net Loss June 30, 1996                                                                 (524,513)                  (524,513)
                                 ---------------------------------------------------------------------------------------------

Balance at June 30, 1996           4,244,116    $42,441      $    -    $8,111,143   $(4,555,616)      $(9,229)  $3,588,739
                                 =============================================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                        CARDIOTECH  INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2. In June 1996, the Company issued 1,412,625 shares of CardioTech Common Stock for $3.8 million in cash, equipment having an estimated market value of $147,000, the transfer of certain vascular graft manufacturing patents, and the forgiveness of certain amounts due to its former parent PolyMedica Industries, Inc. ("PMI"). After it acquired these shares, PMI owned 3,929,493 shares, or 92.6% of CardioTech Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed (the "Spin Off") all of the shares of common stock that PMI owned to stockholders of record as of June 3, 1996. On June 11, 1996 all advances from PMI to CardioTech were forgiven and are classified by the Company as equity as additional paid in capital.

3. Net Loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CardioTech synthesizes, designs and manufactures medical-grade polymers, particularly polyurethanes that are useful in the development of vascular graft technology and other implantable medical devices because they can be synthesized to exhibit compatibility with human blood and tissue. CardioTech uses proprietary manufacturing technology to fabricate small bore synthetic vascular grafts made of ChronoFlex(R), a family of polyurethanes that has been demonstrated to be biodurable, blood, tissue compatible and non-toxic.

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

     CardioTech was established as a separate subsidiary of PMI in March 1993 to focus on PMI's existing biomaterials business, with a particular emphasis on accelerating the research, development and commercialization of small bore vascular graft products through external funding and a more focused and strategic product development effort. In June 1996; PMI spun off the Company. See Note 2 of Notes to Consolidated Financial Statements.

     CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Massachusetts and the United Kingdom.

RESULTS OF OPERATIONS:

Comparison for the Quarters Ended June 30, 1996 and 1995.

     Research Revenues for the quarter ended June 30, 1996 were $78,447 compared to $23,663 for the quarter ended June 30, 1995. The majority of this increase $40,000, represents royalty income on specially designed polyurethanes for a major medical device manufacture. The balance of this increase was due to an increase in the shipment of biomaterials for scientific research for the quarter ended June 30, 1996.

     Research and Development expenses for the quarter ended June 30, 1996 were $151,999 compared to $185,775 for the quarter ended June 30, 1995. This decrease reflects the fact that during the quarter certain members of management devoted substantial time to effectuating the Spin Off, rather than research and development efforts.

     Selling, general and administrative expenses for the quarter ended June 30, 1996 were $134,185 compared to $71,115 for the quarter ended June 30, 1995. The increase in selling, general and administrative expenses reflects the costs incurred by the Company in establishing itself as a stand alone company prior to the Spin Off.

     Other income and expenses for the quarter ended June 30, 1996 were $316,776 compared to $0 during the quarter ended June 30, 1996. The Company incurred $323,558 in Spin Off transaction costs, which were partially offset by interest income of $6,782.

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

     CardioTech is currently conducting its operations with approximately $3,300,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities through June 1998.

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

     CardioTech will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commericialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

Inflation
- ---------

     The moderate rate of inflation has not had a material effect on the Company's operations.

Forward Looking Statements
- --------------------------

     This Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations. The forward looking statements are subject to a number of factor's that could cause actual results to differ materially from the Company's projections. Such factors include the timely development of products by the Company and the Company's ability to obtain financing to support its working capital needs. For more explanation of these and other risk factors, please see the Company's Form 10-K for the year ended March 31, 1996.

ChronoFlex(R) is a registered trademark of PMI.

                          PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibit:
                            27.1 Financial Data Schedule

      (b)  Reports on Form 8-K:
                            None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARDIOTECH INTERNATIONAL, INC.



                            /s/ Michael Szycher, Ph.D.
                            ---------------------------------
                            Michael Szycher, Ph.D.
                            Chairman and Chief Executive Officer


                            /s/ John E. Mattern
                            ---------------------------------
                            John E. Mattern
                            Chief Financial Officer and Chief Operating Officer (Principal Financial and
                            Accounting Officer)



Dated:  August 13, 1996