Form 10-Q
period 1996-09-30
CARDIOTECH INTERNATIONAL INC
filed 1996-11-14
CIK 1011060

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996


                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to_________


                         Commission File No.  0-28034
                                             ---------

                        CardioTech International, Inc.
                        ------------------------------
            (Exact name of registrant as specified in its charter)
      Massachusetts                                          04-3186647
-------------------------------------------             ---------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

  11 State Street, Woburn, Massachusetts                        01801
----------------------------------------------------         -------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (617) 933-4772
                                                           --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ---------    ---------

     The number of shares outstanding of the registrant's class of Common Stock as of November 11, 1996 was 4,272,916. No shares were held in treasury.

                        CARDIOTECH INTERNATIONAL, INC.
                               TABLE OF CONTENTS


                                                            Page
                                                            ----

     PART I  -  FINANCIAL INFORMATION

     Item 1  -  Financial Statements


                Consolidated Balance Sheets at
                  September 30, 1996 and March 31, 1996      3

                Consolidated Statements of Operations
                  for the three and six months ended
                  September 30, 1996, and 1995               4

                Consolidated Statements of Cash Flows
                  for the six months ended
                  September 30, 1996, and 1995               5

                Notes to Consolidated Financial Statements   6

     Item 2  -  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                              7-11


    PART II -  OTHER INFORMATION

    Item 6  -  Exhibits and Reports on Form 8-K             12

    Signatures                                              13

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         CARDIOTECH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                          March 31, 1996   Sept. 30, 1996
                                          ---------------  ---------------
                                                             (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                  $       504      $ 2,885,617
  Accounts Receivable - Trade                          -           23,747
  Accounts Receivable - Other                          -          132,044
  Prepaid Expenses                                     -          132,370
                                             -----------      -----------

       Total Current Assets                          504        3,173,778
Property and Equipment, net                       35,190          235,349
                                             -----------      -----------

       Total Assets                          $    35,694      $ 3,409,127
                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                           $         -      $    69,982
  Accrued Expenses                                     -           52,179
                                             -----------      -----------

       Total Current Liabilities             $         -      $   122,161
                                             -----------      -----------

Stockholder's Equity:
  Preferred stock $.01 par value;
   5,000,000 shares authorized, none
   issued or outstanding
  Common stock, $.01 par value,
   20,000,000 shares authorized,
   2,831,491 and 4,272,916 issued
   and outstanding at March 31, 1996
   and September 30, 1996, respectively            2,831           42,729

Due to Parent                                  4,063,966                -
Additional Paid in Capital                             -        8,182,854
Accumulated Deficit                           (4,031,103)      (4,932,400)
Cumulative Translation Adjustment                      -           (6,217)
                                             -----------      -----------

       Total Stockholder's Equity                 35,694        3,286,966
                                             -----------      -----------

       Total Liabilities and
        Stockholder's Equity                $     35,694      $ 3,409,127
                                             ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                 Three Months Ended                 Six Months Ended
                                          Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1996
                                          ---------------  ---------------  ---------------  ---------------
Research Revenue                              $   29,950       $  141,921       $   53,613       $  220,368
Operating Expenses
  Research and Development                       162,968          310,283          348,743          462,282
  Selling, General and Administrative             74,955          171,452          146,070          305,637
                                              ----------       ----------       ----------       ----------
Total Operating Expense                          237,923          481,735          494,813          767,919


Other Income and Expenses
 Spin Off Transaction  Cost                            -          (70,339)               -         (393,897)
Interest Income                                        -           33,369                -           40,151
                                              ----------       ----------       ----------       ----------
                                                       -          (36,970)               -         (353,746)
                                              ----------       ----------       ----------       ----------

Net Loss                                      $ (207,973)      $ (376,784)      $ (441,200)      $ (901,297)
                                              ==========       ==========       ==========       ==========
Net Loss Per Common Share                         $(0.07)          $(0.09)          $(0.16)          $(0.24)
                                              ==========       ==========       ==========       ==========

Weighted Average Number of Shares
 Outstanding                                   2,831,941        4,256,638        2,831,941        3,694,801

      The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)





                                        Six Months ended September 30,
                                             1995          1996
                                          -----------  ------------
Cash flows from operating activities:
  Net Loss                                 $(441,200)   $ (901,297)
  Adjustments to reconcile net loss to
    net cash flows from operating
     activities:
      Depreciation and Amortization           36,519        18,953
      Changes in assets and liabilities
          Accounts receivable                 22,620      (155,791)
          Prepaid expenses                   (19,386)      (75,370)
          Accounts payable                         -        69,982
          Accrued expenses                    11,427        52,179
                                           ---------    ----------

  Net cash flows from operating
     activities                             (390,020)     (991,344)
                                           =========    ==========

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                                     --       (74,706)
                                           ---------    ----------
   Net cash flows from investing
    activities                                    --       (74,706)
                                           =========    ==========
Cash flows from financing activities:
   Net proceeds from issuance of common
    stock                                          -     3,830,000
   Advance from parent                       396,075       485,012
   Payment of spin-off costs                       -      (393,896)
                                           ---------    ----------

Net cash flows from financing activities     396,075     3,921,116
                                           =========    ==========

Net increase in cash and cash equivalents      6,055     2,885,066
                                           ---------    ----------

Effect of exchange rate changes on cash       (6,055)           47

Cash and cash equivalents at beginning
 of period                                       504           504
                                           ---------    ----------

Cash and cash equivalents at end of period $     504    $2,885,617
                                           =========    ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                        CARDIOTECH  INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. The unaudited consolidated financial statements included herein have been prepared by Cardiotech International, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

  2. In June 1996, the Company issued 1,412,625 shares of CardioTech Common Stock for $3.8 million in cash, equipment having an estimated market value of $147,000, the transfer of certain vascular graft manufacturing patents, and the forgiveness of certain amounts due to its former parent PolyMedica Industries, Inc. ("PMI"). After it acquired these shares, PMI owned 3,929,493 shares, or 92.6% of CardioTech Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed (the "Spin Off") all of the shares of common stock that PMI owned to stockholders of record as of June 3, 1996. On June 11, 1996 all advances from PMI to CardioTech were forgiven and are classified by the Company as additional paid in capital.

  3. Net Loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

  4. On October 1, 1996, the Company signed a two (2) year lease agreement with Poly Medica Pharmaceuticals, Inc., the owner of the office, manufacturing and research facilities currently occupied by the company. The agreement replaces in its entirety the service agreement between PMI, and the Company signed in June 1996. The term of the lease agreement is one year longer that the service agreement it replaces, and the base rent in the first year is $180,000 the same base rent under the service agreement. The agreement, however, provides for a two (2) year payback of build out costs for the office space occupied by the Company in Woburn, MA, and a factor for increased utility costs.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

       CardioTech synthesizes, designs and manufactures medical-grade polymers, particularly polyurethanes that the Company believes are useful in the development of vascular graft technology and other implantable medical devices because they can be synthesized to exhibit compatibility with human blood and tissue. CardioTech is using proprietary manufacturing technology to develop and fabricate small bore synthetic vascular grafts made of ChronoFlex(R), a family of polyurethanes that has been demonstrated to be biodurable, blood and tissue compatible and non-toxic.

       In addition to the graft research and development program, since 1990 CardioTech has been engaged in various internal and joint venture programs with corporate partners and internal programs for the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices manufactured by third parties. This activity has generated research revenues for CardioTech.

       As CardioTech is now focusing more of its research and development resources on the vascular graft program, period to period comparisons of changes in research revenues are not necessarily indicative of results to be expected for any future period.

       CardioTech was established as a separate subsidiary of PMI in March 1993, to focus on PMI's existing biomaterials business, with a particular emphasis on accelerating the research, development and commercialization of small bore vascular graft products through external funding and a more focused and strategic product development effort. In June 1996, PMI spun off the Company. See Note 2 of Notes to Consolidated Financial Statements.

       CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Massachusetts and the United Kingdom.

  RESULTS OF OPERATIONS:

  Comparison for the Quarters Ended September 30, 1996 and 1995.

       Research revenues for the quarter ended September 30, 1996 were $141,921 compared to $29,950 for the quarter ended September 30, 1995. The majority of this increase $110,000, represents income derived from activities under research grants from the National Institute of Health, the remainder of the increase is due to increased sales of medical grade polyurethanes to medical device manufacturers and contract research activities.

       Research and development expenses for the quarter ended September 30, 1996 were $310,283 compared to $162,968 for the quarter ended September 30, 1995. The increase reflects the focusing of management on continued research and development activity related to preparations for clinical trials of the vascular access graft in Europe. In addition, this increase reflects activities related to the National Institute of Health Grant and the design and formulation of medical grade polyurethanes for sale to medical devices manufacturer.

       Selling, general and administrative expenses for the quarter ended September 30, 1996 were $171,452 compared to $74,955 for the quarter ended September 30, 1995. The increase in selling, general and administrative expenses reflects the costs incurred by the Company as a stand alone company subsequent to the Spin Off. These costs include but are not limited to the establishment of a finance and accounting group ($30,000), legal fees ($31,200), and investor relations and public reporting fees ($40,330) offset by a greater amount of the Chief Executives salary being directed to research efforts ($5,000).

       Other income and expenses for the quarter ended September 30, 1996 were $36,970, compared to $0 during the quarter ended September 30, 1995. The Company incurred $70,339 of additional Spin Off costs partially offset by interest income of $33,369.

  Comparison of the Six Months ended September 30, 1996 to the Six Months ended September 30, 1995.

       Research revenues for the six months ended September 30, 1996 were $220,368 compared to $53,613 for the six months ended September 30, 1995. This $166,755 increase is principally due to increased research revenue under a research grants from the National Institute of Health ($110,000), increased research revenues from the sale of medical grade polyurethanes for use in medical device research, royalty income on specially designed polyurethanes for a medical device manufacture ($48,333) and increased contract research revenues ($5,000).

       Research and development expenses for six month period ended September 30, 1996 were $462,282 compared to $348,743 for the period ended September 30, 1995. The increase of $113,539 reflects the Company's continued research and development activities in preparing for clinical trials of the vascular access graft in Europe, activities related to the National Institute of Health Grant and work in the design and production of medical polyurethanes for sales to medical devices manufacturers.

       Selling, general and administrative expenses for the six months ended September 30, 1996 were $305,637, compared to $146,070 for the six months ended September 30, 1995. The increase reflects the additional costs associated with being a separate company subsequent to the Spin Off. These costs include, but are not limited to the establishment of a separate finance and accounting group ($31,200), office space and related expenses ($8,850), investor relations and public reporting fees ($43,590), insurance expense ($37,643) and legal fees ($38,228).

       Other income and expenses for the six months ended September 30,1996, were expenses of $353,746, compared to $0 during the six months ended September 30, 1995. During the six months ended September 30, 1996, the Company incurred $393,879 in Spin Off transaction costs offset by interest income of $40,151.

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

       CardioTech is currently conducting its operations with approximately $2,900,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities through June 1998.

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

       CardioTech will seek to obtain additional funds through public or private equity or debt financing, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

  Forward Looking Statements

       The Company believes that Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations. The forward looking statements are subject to a number of factors that could cause actual results to differ materially from the Company's projections. Such factors include the timely development of products by the Company and the Company's ability to obtain financing to support its working capital needs. For more explanation of these and other risk factors, please see the Company's Form 10-K for the year ended March 31, 1996.

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


                            CardioTech International, Inc.



                            /s/ Michael Szycher, Ph.D.
                            ---------------------------------------
                            Michael Szycher, Ph.D.
                            Chairman and Chief Executive Officer


                            /s/ John E. Mattern
                            --------------------------------------------
                            John E. Mattern
                            Chief Financial Officer and Chief Operating Officer (Principal Financial and
                            Accounting Officer)



  Dated:  November 14, 1996