Form 10-Q
period 1996-12-31
CARDIOTECH INTERNATIONAL INC
filed 1997-02-14
CIK 1011060

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

                                    OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ---------    ----------

                         Commission File No.  0-28034
                                              -------

                        CardioTech International, Inc.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


      Massachusetts                                      04-3186647
------------------------                               --------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

  11 State Street, Woburn, Massachusetts                      01801
-------------------------------------------               ------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (617) 933-4772
                                                          --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ---------     ---------

     The number of shares outstanding of the registrant's class of Common Stock as of February 11, 1997 was 4,272,916. No shares were held in treasury.

                        CARDIOTECH INTERNATIONAL, INC.
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                                            Page
                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
            March 31, 1996 and December  31, 1996              3

          Condensed Consolidated Statements of
            Operations for the three and nine months
            ended December 31, 1996 and 1995                   4

          Condensed Consolidated Statements of Cash
            Flows for the nine months ended
            December 31, 1996 and 1995                         5

          Notes to Condensed Consolidated Financial
            Statements                                         6

Item 2  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations               7-11

PART II - OTHER INFORMATION

Item 6  - Exhibits and Reports on Form 8-K                     12
          Signatures                                           13


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CARDIOTECH INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          Mar. 31, 1996   Dec. 31, 1996
                                          --------------  --------------
                                                           (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                 $       504     $ 2,625,428
  Accounts Receivable - Trade                         -          42,218
  Accounts Receivable - Other                         -         187,435
  Prepaid Expenses                                    -          94,219
                                            -----------     -----------
        Total Current Assets                        504       2,949,300

Property and Equipment, net                      35,190         249,339
Other Non-Current Assets                              -          15,883
                                            -----------     -----------
        Total Assets                        $    35,694     $ 3,214,522
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable                          $         -     $    37,453
  Accrued Expenses                                    -         182,339
                                            -----------     -----------
       Total Current Liabilities            $         -     $   219,792
                                            -----------     -----------

Stockholder's Equity:
  Preferred stock $.01 par value;
   5,000,000 shares authorized,
   none issued or outstanding
  Common stock, $.01 par value,
   20,000,000 shares authorized,
   2,831,491 and 4,272,916 issued
   and outstanding at March 31, 1996
   and December 31, 1996, respectively            2,831          42,729
Due to Parent                                 4,063,966               -
Additional Paid in Capital                            -       8,182,854
Accumulated Deficit                          (4,031,103)     (5,250,265)
Cumulative Translation Adjustment                     -          19,412
                                            -----------     -----------
          Total Stockholder's Equity             35,694       2,991,730
                                            -----------     -----------
          Total Liabilities and
           Stockholder's Equity             $    35,694     $ 3,214,522
                                            ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                Three Months Ended              Nine Months Ended
                                          Dec. 31, 1995   Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1996
                                          --------------  --------------  --------------  --------------
Research Revenue                             $   89,697      $  281,092      $  143,310     $   501,460
Operating Expenses
  Research and Development                      289,541         367,395         638,285         829,677
  Selling, General and
   Administrative                               101,579         264,796         247,649         570,431
                                             ----------      ----------      ----------     -----------
Total Operating Expense                         391,120         632,191         885,934       1,400,108

Other Income and Expenses
 Spin Off Transaction  Cost                           -               -               -        (393,897)
Interest Income                                       -          33,234               -          73,385
                                             ----------      ----------      ----------     -----------
                                                      -          33,234               -        (320,512)
                                             ----------      ----------      ----------     -----------
Net Loss                                     $( 301,423)     $ (317,865)     $ (742,624)    $(1,219,162)
                                             ==========      ==========      ==========     ===========
Net Loss Per Common Share                        $(0.11)         $(0.07)         $(0.26)         $(0.31)
                                             ==========      ==========      ==========     ===========
Weighted Average Number of Shares
 Outstanding                                  2,831,941       4,272,916       2,831,941       3,888,207

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)





                                              Nine Months ended
                                          Dec 31,1995   Dec 31,1996
                                          ------------  ------------
Cash flows from operating activities:
  Net Loss                                  $(742,624)  $(1,219,162)
  Adjustments to reconcile net loss to
    net cash flows from operating
     activities:
      Depreciation and Amortization            54,723        35,554
      Non Cash Expenses                             -        33,000
      Changes in assets and liabilities
          Accounts receivable                 (15,116)     (229,653)
          Prepaid expenses                    (10,436)      (55,219)
          Accounts payable                          -        37,453
          Accrued expenses                     26,366       182,339
          Increase in Non-Current Assets                    (15,883)
                                            ---------   -----------

    Net cash flows from operating
     activities                              (687,087)   (1,231,571)
                                            =========   ===========

 Cash flows from investing activities:

   Purchase of property, plant and
    equipment                                       -      (105,288)
                                            ---------   -----------
   Net cash flows from Investing
    Activities                                      -      (105,288)
                                            =========   ===========
 Cash flows from financing activities:
   Net proceeds from issuance of common
    stock                                           -     3,830,000
   Advance from parent                        693,143       485,012
   Payment of spin-off costs                        -      (373,631)
                                            ---------   -----------

Net cash flows from financing activities      693,143     3,941,381
                                            =========   ===========

Net increase in cash and cash
 equivalents                                    6,056     2,604,522
                                            ---------   -----------

Effect of exchange rate changes on cash        (6,056)       20,402

Cash and cash equivalents at beginning
 of period                                        504           504
                                            ---------   -----------

Cash and cash equivalents at end of
 period                                     $     504   $ 2,625,428
                                            =========   ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH  INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. The unaudited consolidated financial statements included herein have been prepared by CardioTech International Inc. (the "Company" or "CardioTech"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

  2. In June 1996, the Company issued 1,412,625 shares of Common Stock, par value of $.01 per share (the "Common Stock") for $3.8 million in cash, equipment having an estimated market value of $147,000, the transfer of certain vascular graft manufacturing patents, and the forgiveness of certain amounts due to PMI. After it acquired these shares, PMI owned 3,929,493 shares, or 92.6% of Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed (the "Spin Off") all of the shares of Common Stock that it owned to its stockholders of record as of June 3, 1996. On June 11, 1996, all advances from PMI to CardioTech were forgiven and are classified by the Company as additional paid in capital.

  3. Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

  4. On October 1, 1996, the Company signed a two (2) year lease agreement with Poly -Medica Pharmaceuticals, Inc.,(U.S.A.), the owner or lessor of the office, manufacturing and research facilities currently occupied by the Company in Woburn, MA and Tarvin, Cheshire, UK. The lease agreement replaces in its entirety the service agreement between PMI and the Company, signed in June 1996. The lease agreement expires on September 30, 1998. Thereafter, the Company has the right upon ninety (90) days written notice to the landlord, to terminate the lease. The base rent (including payments for electricity) in the first year is approximately $200,000 and in the second year is $186,000. The lease agreement also provides for a two (2) year payback of approximately $20,000 in build out costs increased by the landlord in behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       CardioTech synthesizes, designs and manufactures medical-grade polymers, particularly polyurethanes that it believes are useful in the development of vascular graft technology and other implantable medical devices because they can be synthesized to exhibit compatibility with human blood and tissue. CardioTech is using proprietary manufacturing technology to develop and fabricate small bore synthetic vascular grafts made of ChronoFlex(R), a family of polyurethanes that has been demonstrated to be biodurable, blood and tissue compatible and non-toxic.

       In addition to the graft research and development program, since 1990 CardioTech has been engaged in various internal programs and joint venture programs with corporate partners and internal programs for the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices manufactured by third parties. This activity has generated research revenues for CardioTech.

       As CardioTech is now focusing most of its research and development resources on the vascular graft program, period to period comparisons of changes in research revenues are not necessarily indicative of results to be expected for any future period.

       CardioTech was established as a separate subsidiary of PMI in March 1993, to focus on PMI's existing biomaterials business, with a particular emphasis on accelerating the research, development and commercialization of small bore vascular graft products through external funding and a more focused and strategic product development effort. In June 1996, PMI spun off the Company (the "Spin Off"). See Note 2 of Notes to Consolidated Financial Statements.

       CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Woburn, Massachusetts and Tarvin, Cheshire, United Kingdom.

  RESULTS OF OPERATIONS:

       Comparison for the Three Months Ended December 31, 1996 and 1995.

       Research revenues for the quarter ended December 31, 1996 were $281,092 compared to $89,697 for the quarter ended December 31, 1995, an increase of $191,395 or 213%. This increase was primarily generated by higher research revenues ($209,000) received, under research grants from the National Institute of Health, ("NIH"), and under research contracts ($10,000), offset by lower sales of medical grade polyurethanes ($14,700) and decreased royalty revenue ($13,000).

       Research and development expenses for the quarter ended December 31, 1996 were $367,395, compared to $289,541 for the quarter ended December 31, 1995, an increase of $77,854 or 27%. This increase was primarily the result of increased research and development related to clinical trials of the Company's vascular access graft in Europe and the NIH grants. Some expenses ($80.000) related to the NIH grants were incurred by the Company was a result of the Company contracting work to outside laboratories and hospitals.

       Selling, general and administrative expenses for the quarter ended December 31, 1996 were $264,796, compared to $101,579 for the quarter ended December 31, 1995 an increase of $163,217 or 160%. The increase in selling, general and administrative expenses reflects the additional costs incurred by the Company subsequent to the Spin Off on June 11, 1996. These costs include, but are not limited to expenses related to the establishment of a separate finance, accounting and administrative function ($50,000), investor and public relations ($65,000) legal representation ($18,700), insurance ($15,000), rent ($10,000) and advertising ($4,000).

       Interest income for the quarter ended December 31, 1996 was $33,234, compared to $0 during the quarter ended December 31, 1995. This income was received on available cash and investment balances of the Company.

       Comparison of the Nine Months ended December 31, 1996 to the Nine Months ended December 31, 1995.

       Research revenues for the nine months ended December 31, 1996 were $501,460, compared to $143,310 for the nine months ended December 31, 1995.
  An increase of $358,150 or 250 %. This increase was primarily generated by higher research revenues ($358,150) under the NIH grants, higher product sales ($21,265), and higher royalty income on specialty designed polyurethanes for a medical device manufacture ($34,639) offset by reduced contract research income ($44,016).

       Research and development expenses for nine month period ended December 31, 1996 were $829,677, compared to $638,285 for the period ended December 31, 1995, a increase of 191,392 or 30%. This increase was primarily the result of increased expeditions related to clinical trials of the Company's vascular access graft in Europe and the NIH grants.

       Selling, general and administrative expenses for the nine months ended December 31, 1996 were $570,431, compared to $247,649 for the nine months ended December 31, 1995, an increase of 322,782 or 130%. This increase reflects the additional costs incurred by the Company subsequent to the Spin Off, including expenses related to the establishment of a separate finance and accounting group, ($65,000), investor relations and public reporting fees, ($110,000), rent, ($32,000), insurance ($58,600) and legal representation, ($57,000).

       Other income and expenses for the nine months ended December 31,1996 was expenses of $320,512, compared to $0 during the nine months ended December 31, 1995. During the nine months ended December 31, 1996, the Company incurred $393,879 in Spin Off transaction costs offset by interest income of $73,385.

  LIQUIDITY AND CAPITAL RESOURCES

       CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterials applications and funding from the NIH to support graft research. Since inception, funding from PMI has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

       CardioTech is currently conducting its operations with approximately $2,600,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities through June 1998.

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

  FORWARD LOOKING STATEMENTS

       The Company believes that this Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of factors that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements, as a result of various factors including but not limited to the following: the timely development of products by the Company, the Company's ability to obtain financing to support its working capital needs, intense competition related to the development of synthetic grafts and difficulties inherent in developing synthetic grafts. As a result, the Company's further development involves an high degree of risks. For future information, refer to the more specific risks and uncertainties discussed throughout this report.

       ChronoFlex(R) is a registered trademark of PMI, that has been licensed to
       -------------
  CardioTech.

                          PART II - OTHER INFORMATION


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       (a)   Exhibit:
             10.1 Lease Agreement dated October 1, 1996 between PolyMedica
               Pharmaceuticals
             (U.S.A.), Inc. and the Company.
             27.1 Financial Data Schedule

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



  Dated: February 11, 1997