Form 10-K
period 1997-03-31
CARDIOTECH INTERNATIONAL INC
filed 1997-06-30
CIK 1011060

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the fiscal year ended March 31, 1997

                                       or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from       to
                                                -----    -----
                          Commission File No. 0-28034
                         CardioTech International, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                   04-3186647
         -------------                                   ----------
       State or other jurisdiction of                 (I.R.S. Employer
       Incorporation or organization                 Identification No.)

       11 State Street, Woburn, Massachusetts                 01801
       --------------------------------------                 -----
       (Address of principal executive offices)             (Zip Code)

Registrants telephone number, including area code         (617) 933-4772
                                                          --------------

         Securities registered pursuant to Section 12 (b) of the Act:

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No    X
                                              ------   ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

     As of June 25, 1997, 4,272,916 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $6,231,546.

     The number of shares issued of the registrants class of Common Stock as of June 25, 1997 was 4,272,916. No shares are held in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 1997 annual meeting of stockholders, which will be filed within 120 days of the registrants fiscal year ended March 31, 1997.

                        CardioTech International, Inc.

                                    PART I

Item 1. Business

General

     CardioTech International, Inc. (CardioTech or the Company) is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are used to provide access for patients undergoing hemodialysis treatments. The Company is developing three types of layered, microporous small bore vascular grafts:
(i) a vascular access graft, called the VascuLink Access Graft; (ii) a peripheral graft, called the MyoLink Peripheral Graft, and (iii) a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft.

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

     Vascular grafts are used to replace or bypass occluded, damaged, dilated or severely diseased arteries and are sometimes used to provide access to the bloodstream for patients undergoing hemodialysis treatments. Existing small bore graft technologies suffer from a variety of disadvantages in the treatment of certain medical conditions, depending upon the need for biodurability, compliance (elasticity) and other characteristics necessary for long-term interface with the human body.

    CardioTech is developing its grafts using specialized ChronoFlex polyurethane materials that it believes will provide significantly improved performance in the treatment of arterial disorders. The grafts have three layers similar to that of natural arteries designed to replicate the physical characteristics of human blood vessels.

     Additionally, through its CT Biomaterials division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames:
ChronoFlex, ChronoThane, HydroThane and ChronoFilm.

     CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PolyMedica Industries, Inc. ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., the ChronoFlex polyurethane patents. PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed (the "Spin Off") all of the shares of CardioTech's common stock, par value $.01 per share (the "Common Stock"), that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and also has production facilities in Tarvin, U.K.

     ChronoFlex and ChronoFilm are registered trademarks of PMI. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech for which a registration application has been filed.

Products in Development
VascuLink Vascular Access Graft

     Patients suffering from end-stage renal disease may be required to undergo hemodialysis. The majority of these patients require long-term vascular access to facilitate treatment. A point of access for dialysis needles may be created by connecting an artery and a vein in the patient's arm. However, because kidney dialysis therapy typically requires patients to undergo hemodialysis treatment three times per week, these natural shunts often become unusable over time. Other methods of vascular access for kidney dialysis, such as transcutaneous catheters, are only designed for temporary use.

     A synthetic graft is implanted in hemodialysis patients to provide routine vascular access. The vast majority of these synthetic grafts are presently made of polytetafluoroethylene ("ePTFE"). The use of ePTFE grafts is often accompanied by excessive bleeding when the dialysis needle is withdrawn, requiring a nurse to apply pressure to help stop the bleeding and requiring the patient to remain in the treatment area until the bleeding has stopped. In addition, to limit the risk of graft infection following implant, at least a four- to six-week healing period following implantation is required to allow for tissue in-growth into the graft before initiating dialysis.

    The Company believes that the VascuLink Graft that it is developing may offer advantages over currently used synthetic grafts because of its needle-hole-sealing-capability. The Company believes that this characteristic will be effective in sealing puncture sites in its grafts with minimal compression time and bleeding as compared with ePTFE grafts and, as a result, will reduce dialysis procedure and administrative time per patient and their associated costs. In addition, the Company believes, based on animal studies, that patients who receive the VascuLink Graft will be able to be dializied in a shorter period of time than four-to-six weeks.

    The Company believes that approximately 185,000 patients in the United States undergo kidney dialysis each year, of which approximately 140,000 undergo vascular access surgeries using either natural vessel grafts or synthetic access grafts. The Company estimates that of these patients, approximately 55,000 are implanted with synthetic grafts. The Company believes that a comparable market exists overseas.

    The Company is currently conducting Phase I clinical trials of the VascuLink Graft in Holland and France with patients undergoing routine hemodialysis treatment. The Company's clinical trials will compare patency and complication rates of the Company's VascuLink Graft with ePTFE grafts. The clinical trial in Holland began in November 1996 at one site and will involve up to 20 patients. The clinical trial in France began in June 1997 at three sites and will involve up to 40 patients. There can be no assurance that the Companys clinical trials will be successful.

MyoLink Peripheral Graft

    In the United States, an estimated 16 million people suffer from diabetes, which is often further complicated by atherosclerosis, or the blockage of arteries. Eventually, many atherosclerosis patients require vascular grafts to bypass severely occluded leg arteries, which impede circulation to the lower extremities and can ultimately lead to amputation. Lack of adequate circulation to the lower limbs and toes results in 54,000 yearly amputations in the United States alone. Current techniques of surgical intervention rely on autologous saphenous veins from the leg for use as substitute vessels.

    However in over 40% of all atherosclerosis patients, the saphenous veins are deemed unsuitable, making it necessary to use a vein constructed from artificial materials. The Company is designing the MyoLink Peripheral Graft that it is developing to be suitable for providing needed circulation from the upper thigh, across the knee and into the mid calf. In order to accommodate the bend at the knee, CardioTech is designing the MyoLink graft to be "non-kinking." Further, CardioTech believes that it has the expertise and capability to manufacture a graft that tapers from an inside diameter of approximately 6mm for the portion above the knee to an inside diameter of approximately 4mm for the portion below the knee, roughly the same dimensions as the natural artery. The Company is currently conducting pre-clinical development studies of the MyoLink Graft at its Tarvin, UK facility.

CardioPass Coronary Artery Bypass Graft

    Coronary artery bypass graft ("CABG") surgery is performed to treat the impairment of blood flow to portions of the heart. CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.

    Autogenous grafts (using the patient's own saphenous vein or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with no risk of tissue rejection. However, the surgical harvesting of vessels for autogenous grafts involves significant trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryopreserved saphenous veins are available, but these veins often deteriorate due to attack by the body's immune system.

    The Company is developing the CardioPass Coronary Artery Bypass Graft to be a synthetic graft of 3mm in diameter specifically designed for use in CABG surgery. If successfully developed, the Company believes that the CardioPass Graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. The Company believes, however, that the CardioPass Graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

    The Company believes that in 1995, approximately 700,000 CABG procedures were performed worldwide, of which nearly 500,000 were performed in the United States. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed, as the number of patients who have the procedure increases. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

    The Company estimates that approximately 100,000 patients are diagnosed by their physicians as having native vessels that are inadequate for use in bypass surgery. The CardioPass Coronary Bypass Graft is currently in pre-clinical development. If the CardioPass Graft is successfully developed, the Company believes that the graft may initially be used for these patients. The Company also believes that if long-term clinical results are acceptable to clinicians (generally, greater than 50% patency five years after implant), the graft may ultimately be used as a direct substitute for autogenous saphenous veins.

Biomaterials

    CardioTech also develops, manufactures and sells a range of polymer-based materials customized for use in the manufacture of certain medical devices to other medical device manufacturers. CardioTech sells these custom polymers under the tradenames ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld. The Company also provides development services relating to biomaterials to medical device customers. In 1992, PMI entered into a long term development and materials supply agreement with Bard Access Systems, Inc. pursuant to which Bard purchases ChronoFlex for use in the manufacture of a line of catheters and implantable vascular access ports that are used to deliver doses of pharmaceuticals over an extended period of time or to deliver chemotherapy agents to specific organs. PMI assigned this agreement to CardioTech prior to the Spin Off.

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

    During the fiscal year ended March 31, 1997, the Company was the recipient of two Small Business Innovation Research grants awarded by National Institute of Health ("NIH") to support the Company's research and development programs.

    Research revenues related to biomaterials were approximately $228,806 and $570,676 for the year ended March 31, 1996 and 1997, respectively. For the year ended March 31, 1997, 18% and 73% of research revenues were generated from Bard Access Systems, Inc. and the NIH, respectively.

Manufacturing

    CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. CardioTech currently has the ability to produce quantities of vascular grafts sufficient to support its current testing needs. CardioTech also has the ability to produce quantities of vascular grafts sufficient to support its needs for early-stage clinical trials. However, CardioTech may need to acquire manufacturing facilities and improve its manufacturing technology in order to meet the volume and cost requirements for later clinical trials and will require additional manufacturing facilities in order to undertake commercial production of vascular grafts, if it elects to do so. To achieve profitability, CardioTech's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel. CardioTech has no experience in large-scale manufacturing, and there can be no assurance that CardioTech will be able to make the transition to commercial production successfully.

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

Marketing

    CardioTech plans to market its vascular graft products for which it obtains regulatory approvals either through a small targeted direct sales group or through licensing arrangements with large medical device companies. Implementation of this strategy will depend on many factors, including the market potential for CardioTech's products and financial resources. There can be no assurance that CardioTech will be able to successfully market its products.



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

    The PMA process requires the performance of human clinical studies under an IDE. Upon completion of required clinical studies, results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the PMA applicant must submit other information relevant to the safety and effectiveness of the device, including the results of pre-clinical tests; a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling. The FDA staff then determines whether to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and then usually reviewed by an FDA scientific advisory panel of physicians and others with expertise in the relevant field. The FDA will also conduct an inspection to determine whether an applicant conforms with the FDA's current GMP. If the

FDA's evaluation is favorable, the FDA will subsequently publish an order granting the PMA for the device. Although the initial PMA review process is required to be completed within 180 days from the date that the PMA application is accepted for filing, the FDA routinely raises additional issues which must be addressed prior to the approval of a PMA, which significantly extends the review process.

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

Employees

    As of July 25, 1997, the Company has 9 full-time employees. Of these full-time employees, 4 are in research and development, 2 are in manufacturing and production, and 3 are in management or administrative positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2.  Properties

         CardioTech leases a total of approximately 9,300 square feet at PMI's facilities in Woburn, Massachusetts and Tarvin, United Kingdom. CardioTech believes that its current facilities are adequate for the next 15 months, after which the lease relating to these facilities will expire and CardioTech may need to seek replacement facilities. Although CardioTech believes that alternative facilities can be leased on acceptable terms, there is no assurance that CardioTech will be able to do so.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1997.

                                    PART II

Item 5. Market Information for Registrants Common Equity and Related Stockholder Matters

         The Common Stock began trading on the American Stock Exchange under the symbol CTE on June 12, 1996. Prior to that date, there was no established trading market for the Common Stock.

         The following table sets forth the high and low sales prices of the Common Stock for each of the quarterly periods since June 12, 1996, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 1997     High    Low
                                    ------  ------

June 30                              5 3/8   3 1/8
September 30                         5 3/8   1 1/2
December 31                          3 1/16  1 9/16
March 31                             2 9/16  1 3/4



         As of June 30, 1997, there was approximately 510 stockholders of record and 4,500 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future.

Item 6.  CardioTech International, Inc. Selected Consolidated Financial
         Data

         The following are selected consolidated (i) statements of operations data for the Company for the fiscal years ended March 31, 1997, 1996, 1995, 1994 and 1993 and (ii) balance sheet data for the Company at March 31, 1997, 1996, 1995 and 1994. The Company became a stand-alone company on June 12, 1996 as a result of the Spin Off from PMI. The financial information set forth below for the periods prior to June 12, 1996, is intended to present management's estimate of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since its inception. Certain of the costs and expenses presented in these consolidated financial statements represent inter-company allocations and estimates of the costs of services provided by PMI and its subsidiaries. As a result, the consolidated financial statements presented may not be indicative of the results that would have been achieved had CardioTech operated as a non-affiliated entity. The selected consolidated statement of operations data for the fiscal year ended March 31, 1997 includes the period June 12, 1996 through March 31, 1997 during which the Company operated as a separate stand-alone company.


                                                        Year Ended March 31,
                          ------------------------------------------------------------------------------
                                 1993            1994             1995             1996            1997
                          ------------------------------------------------------------------------------
Statement of Operations
Data
Research Revenues           $ 422,590      $  285,876       $  407,510      $   228,806     $   570,676
Operating Expenses:
 Research and
 Development (1)              377,231         699,919          708,723          910,676       1,031,605
Selling, general and
 administrative               228,680         375,886          297,727          512,926         903,016
                          ------------------------------------------------------------------------------

Total operating expenses      605,911       1,075,805        1,006,450        1,423,602       1,934,621
                          ------------------------------------------------------------------------------

                          ------------------------------------------------------------------------------
Net Loss                    $(183,321)     $ (789,929)      $ (598,940)     $(2,188,030)    $(1,655,572)
                          ==============================================================================
Loss Per Common Share       $   (0.06)     $    (0.28)      $    (0.21)     $     (0.77)    $     (0.42)
                          ==============================================================================


                                                        At March 31,
                          --------------------------------------------------------------------
                                 1994             1995               1996              1997
                          --------------------------------------------------------------------
Balance Sheet Data (2)
Total current assets           $     504       $      504        $       504       $ 2,535,285
Working capital                      504              504                504         2,356,349
Total assets                      52,222           44,150             35,694         2,782,787
Stockholder's equity              52,222           44,150             35,694         2,597,851

1. Included in research and development expenses for the fiscal year ended March 31, 1994 is a $114,000 charge for incomplete technology that was purchased in connection with the Company's acquisition of Newtec Products Limited.

2. Balance sheet data prior to 1994 is not meaningful. Prior to June 12, 1996, all inter-company activity related to the Company's operations and all amounts receivable to and payable by the Company were processed by PMI, and the net amount was recorded as Due to Parent in Stockholders Equity, for the years 1994, 1995 and 1996.

Item 7. Managements Discussion and Analysis of Financial Conditions and results of Operations

Revenue

     Research revenue consists of revenues from the sale of medical grade polyurethanes, research grants from the NIH and royalties from Bard Access Systems. Research revenue increased $341,870, or 149%, to $570,676 for the fiscal year ended March 31, 1997. This increase was primarily due to an increase in revenue derived from NIH grants, an increase in royalty revenues, and an increase the in Company's sale of medical grade polyurethanes. Research revenues for the fiscal year ended March 31, 1996 decreased $178,704, or 44%, to $228,806 from $407,510 for the 1995 fiscal year. This decrease in research revenues was attributable to the completion of one research and development contract during the 1996 fiscal year.

Operating Expenses

Research and Development

     Research and development expenses consist principally of employment-related costs for scientific staff, facility costs, pre-clinical and clinical testing costs, costs related to on-going development efforts and NIH grant expenses. To date, all of the Company's research and development expenses have been charged to operations as incurred. Research and development expenses increased $120,929, or 13%, to $1,031,685 in the 1997 fiscal year and $201,953, or 28%, to $910,676 in the 1996 fiscal year. The increase in the 1997 fiscal year was primarily the result of expenditures related to clinical trials of the VascuLink Grafts in Europe and the NIH grants. Some expenses related to the NIH grants were incurred by the Company as a result of the Company contracting work to outside laboratories and hospitals. The increase in the 1996 fiscal year in these expenses principally related to higher pre-clinical testing costs in connection with the Company's development of the VascuLink Graft. The Company intends to increase its clinical trials sites and therefore, anticipates that the cost of research and development will continue to increase in the 1998 fiscal year.

Selling, General and Administrative

     Selling, general and administrative expenses consist principally of employment-related cost for executive, selling and administrative personnel, professional fees, consulting fees, system support costs and other general and administrative expenses. Selling, general and administrative expenses increased $390,090, or 76%, to $903,016 in the 1997 fiscal year and $215,199, or 72%, to
$512,926 in the 1996 fiscal year. The increase in the selling, general and administrative expenses in the 1997 fiscal year was principally due to the additional costs incurred by the Company subsequent to the Spin Off, including expenses related to the establishment of a separate finance and accounting group, investor relations and public reporting fees, rent, insurance and legal representation. The Company anticipates that selling, general and administrative expenses will increase in the 1998 fiscal year due to growth in management systems, as well as costs associated with being a publicly traded company.

Other Income and (Expense)

     Other income and (expense) is comprised of interest income related to the Company's invested cash balances. The Company generally invests its cash in money market accounts. The amount of interest income fluctuates based on the amount of funds available and the prevailing interest rates. Other income and (expense) decreased $701,607, or 71%, to an expense of $291,627 for the 1997 fiscal year from an expense of $993,254 for the 1996 fiscal year. During the fiscal year ended March 31, 1997, the Company incurred $393,879 in Spin Off transaction costs, offset by interest income of $102,897. All of the expenses in the 1996 fiscal year were attributed to the Spin Off. There was no other income and (expense) in the 1995 fiscal year.

Provision for Income Taxes

     The Company had no provision for income taxes for the 1995, 1996 and 1997 fiscal years due to the fact that it incurred net operating losses for these fiscal years. The Company has a net operating loss carried forward for the period June 12, 1996 to March 31, 1997 of approximately $1,870,000. Losses for the periods prior to June 12, 1996 were consolidated with the results of PMI and, accordingly, CardioTech will not receive any benefit from net operating losses prior to June 12, 1996.

Liquidity and Capital Resources

     CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterials applications and from the NIH to support graft research. Since inception, funding from PMI has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

     CardioTech is currently conducting its operations with approximately $2,346,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through June 1998.

     Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTechs business through March 31, 1996, PMI has funded approximately $4.0 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially related to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted as required depending on the amount of available cash.

     CardioTech will seek to obtain additional funds through public or private equity or debt financing, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more if its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

     The Company believes that this Form 10-K contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on managements current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following: the Company's ability to successfully complete clinical trials in a timely manner, the Company's ability to obtain financing to support its working capital needs, the timely development of products by the Company, intense competition related to the development of synthetic grafts and difficulties inherent in developing synthetic grafts. As a result, the Company's further development involves an high degree of risks. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Item 8.

INDEX OF FINANCIAL STATEMENTS                                          Page

Report of Independent Accountants                                         19


Consolidated Balance Sheets as of March 31, 1997 and 1996                 20

Consolidated Statements of Operations for each of the three years
in the period ended March 31, 1997.                                       21

Consolidated Statements of Stockholders Equity for each of the
three years in the period ended March 31, 1997.                           22

Consolidated Statements of Cash Flows for each of the three years
in the period ended March 31, 1997.                                       23

Notes to Consolidated Financial Statements                           24 - 34

                       Report of Independent Accountants


     To the Board of Directors and Stockholders of CardioTech International,
Inc.:

     We have audited the accompanying consolidated balance sheets of CardioTech International, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. as of March 31, 1997 and 1996, and results of its operations and its cash flows and for the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

     From inception to June 12, 1996 the Company was a majority-owned subsidiary of PolyMedica Industries, Inc. As explained in Note B to the financial statements, for the periods prior to June 12, 1996, certain of the costs and expenses in the financial statements represent inter-company allocations and management estimates of the costs of services provided by PolyMedica Industries, Inc. As a result, the financial statements presented may not be indicative of the financial position or results of operations that would have been achieved had the Company operated as a non-affiliated entity.



                                                        Coopers & Lybrand L.L.P.





Boston, Massachusetts
May 13, 1997

                         CardioTech International, Inc.
                          Consolidated Balance Sheets

ASSETS                                    March 31, 1996   March 31, 1997
                                          --------------   --------------
Current Assets:
  Cash and Cash Equivalents                  $       504      $ 2,346,366
  Accounts Receivable - Trade                          -            8,292
  Accounts Receivable - Other                          -           93,218
  Prepaid Expenses                                     -           87,409
                                          --------------   --------------

Total Current Assets                                 504        2,535,285

Property and Equipment, Net                       35,190          231,619
Other Non-Current Assets                               -           15,883
                                          --------------   --------------
Total Assets                                 $    35,694      $ 2,782,787
                                          ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                     -           50,860
  Accrued Expenses                                     -          134,076
                                          --------------   --------------
Total Current Liabilities                              -          184,936
Stockholders' Equity:
  Preferred stock, $.01 par value,
  5,000,000 shares authorized,
  none issued or outstanding
  Common stock, $.01 par value,
  20,000,000 shares authorized,
  2,831,491 and 4,272,916 issued
  and outstanding at March 31, 1996
  and March 31, 1997,
  respectively                                     2,831           42,729
  Due to Parent                                4,063,966                -
  Additional Paid in Capital                           -        8,232,579
  Accumulated Deficit                        (4,031,103)      (5,686,675)
  Cumulative Translation Adjustment                    -            9,218
                                          --------------   --------------

Total Stockholders' Equity                        35,694        2,597,851
                                          --------------   --------------

Total Liabilities and Stockholders'          $    35,694      $ 2,782,787
Equity
                                          ==============   ==============


   The accompanying notes are an integral part of the consolidated financial statements.

                        CardioTech International, Inc.
                     Consolidated Statements of Operations

                                                               Years Ended
                                                                March 31,
                                                1995              1996            1997
                                           -----------------------------------------------

Research Revenues                          $   407,510     $     228,806     $     570,676

Operating Expenses:
  Research and Development                     708,723           910,676         1,031,605
  Selling, General and
  Administrative                               297,727           512,926           903,016
                                          ------------    --------------    --------------

  Total Operating Expenses                   1,006,450         1,423,602         1,934,621
                                          ------------    --------------    --------------

Other Income and Expense
  Interest Income                                    -                 -           102,270
  Spin-off Transaction
  costs                                              -          (993,234)         (393,897)
                                          ------------    --------------    --------------

Net Loss                                   $  (598,940)    $  (2,188,030)    $  (1,655,572)
                                          ============    ==============    ==============

Loss Per Common                                  (0.21)            (0.77)            (0.42)
Share
                                          ============    ==============    ==============

Weighted Average Number
of Common Shares Outstanding                 2,831,941         2,831,941         3,983,067




  The accompanying notes are an integral part of the consolidated financial statements

                        CardioTech International, Inc.
                    Consolidated Statement of Stockholders'
                                    Equity
                        For the Years Ended March 31,
                               1995, 1996, 1997

                                         Common Stock
                                 -------------------------------                              Additional
                                      Number of                               Due to            Paid In
                                       Shares          Amount                 Parent            Capital
                                 ----------------  -------------------------------------------------------
Balance at March 31, 1994               2,831,491      $   2,831         $   1,293,524        $         -
Net Loss
Advance from Parent                                                            590,868
                                 ----------------  -------------   ------------------    ---------------
Balance at March 31, 1995               2,831,491          2,831             1,884,392                  -
Net Loss
Advance from Parent                                                          2,179,574
                                 ----------------  -------------    ------------------    ---------------
Balance at March 31, 1996               2,831,491          2,831             4,063,966                  -
Issuance of Common
   Stock to Parent                      1,412,625         39,610                                3,960,375
Payment of shared spin off
   costs to former parent                                                                        (373,631)
Conversion of advances from
   Parent to Equity                                                         (4,063,966)         4,559,123
Issuance of Common Stock
   Warrants for Services                                                                           15,000
Issuance of Common Stock
   for Services                            28,800            288                                   71,712
Effect of Cumulative
   Translation Adjustment
Net Loss
                                 ----------------  -------------    ------------------    ---------------

Balance at March 31, 1997            $  4,272,916      $  42,729         $           -       $  8,232,579
                                 ================  =============    ==================    ===============

                                             Total             Currency
                                           Accumulated        Translation         Stockholders'
                                             Deficit          Adjustment             Equity
                                     ----------------------------------------------------------
Balance at March 31, 1994            $    (1,244,133)         $        -           $     52,222
Net Loss                                    (598,940)                                  (598,940)
Advance from Parent                                                                     590,868
                                     ----------------     --------------     ------------------
Balance at March 31, 1995                 (1,843,073)                  -                 44,150
Net Loss                                  (2,188,030)                                (2,188,030)
Advance from Parent                                                                   2,179,574
                                     ----------------     --------------     ------------------
Balance at March 31, 1996                 (4,031,103)                  -                 35,694
Issuance of Common
   Stock to Parent                                                                    3,999,985
Payment of shared spin off
   costs to former parent                                                              (373,631)
Conversion of advances from
   Parent to Equity                                                                     495,157
Issuance of Common Stock
   Warrants for Services                                                                 15,000
Issuance of Common Stock
   for Services                                                                          72,000
Effect of Cumulative
   Translation Adjustment                                          9,218                  9,218
Net Loss                                  (1,655,572)                                (1,655,572)
                                     ----------------     --------------     ------------------

Balance at March 31, 1997            $    (5,686,675)         $    9,218           $  2,597,851
                                     ================     ==============     ==================


   The accompanying notes are an integral part of the consolidated financial statements

                         CardioTech International Inc.
                     Consolidated Statements of Cash Flows

                                                                               For the Year Ended March 31,
                                                                       1995                1996                1997
                                                                  --------------     -----------------    --------------
Cash flows from operating activities
 Net loss                                                         $     (598,940)    $      (2,188,030)   $   (1,655,572)
 Adjustments to reconcile net loss
  to net cash flows from operating activities
   Depreciation and Amortization                                           8,912                 9,238            63,965
   Loss on disposal of fixed assets                                        3,434                 2,082               -
   Stock compensation programs                                               -                     -              66,000
   Changes in operating assets and liabilities:
     Accounts Receivable                                                     -                     -            (101,510)
     Prepaid Expenses                                                        -                     -             (87,409)
     Accounts Payable                                                        -                     -              50,860
     Accrued Expenses                                                        -                     -             134,076
     Increase in Non-Current Assets                                          -                     -             (15,883)
                                                                  --------------     -----------------    --------------
Net cash flows from operating activities                                (586,594)           (2,176,710)       (1,545,473)

Cash Flows from Investing Activities
 Purchase of property, plant and equipment                                   -                     -            (116,750)
                                                                  --------------     -----------------    --------------
 Net Cash flows from Investing Activities                                    -                     -            (116,750)
                                                                  ==============     =================    ==============

Cash Flows from financing activities
 Net proceeds from Issuance of stock                                         -                     -           3,830,000
 Advance from Parent                                                     586,594             2,176,710           531,302
 Payment of spin-off costs                                                   -                     -            (373,631)
                                                                  --------------     -----------------    --------------
 Net cash flows from financing activites                                 586,594             2,176,710         3,987,671
                                                                  ==============     =================    ==============

Net increase in cash and cash equivalents                                    -                     -           2,325,448

Effect of exchange rate changes on cash                                      -                     -              20,414

Cash and equivalents at beginning of period                                  504                   504               504
                                                                  --------------     -----------------    --------------

Cash and equivalents at end of period                             $          504     $             504    $    2,346,366
                                                                  ==============     =================    ==============
Supplemental disclosure of cash flow information:
 Cash paid during the period for Interest                                    -                     -                 -
 Income taxes paid                                                           -                     -                 -

  The accompanying notes are an integral part of the consolidated financial statements

                 CardioTech International, Inc. and Subsidiary
                Notes to the Consolidated Financial Statements


A.  Nature of Business:

          CardioTech International, Inc. (including its subsidiary, collectively "CardioTech" or the "Company") is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic. The Company is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Massachusetts and the United Kingdom.

B.  Summary of Significant Accounting Policies:

Basis of Presentation

          CardioTech's business, which is the basis for these financial statements, was a spin-off of a portion of the business of PolyMedica Industries, Inc. ("PMI"). CardioTech was incorporated in March 1993. The accompanying financial statements for the years 1995 and 1996 and the period April 1, 1996 through June 11, 1996 were derived from the historical books and records of PMI and include the assets, liabilities, revenues and expenses of CardioTech at historical cost.

          CardioTech's spun-off business operated as a division of PMI starting in 1990. In September 1993, PMI purchased certain assets of Newtec Vascular Products Limited ("Newtec"), a company that had conducted development work on small bore vascular grafts. Newtec operated as a division of PMI until June 1995, when it was incorporated as a wholly-owned subsidiary of CardioTech.

          The financial statements for the periods prior to June 12, 1996 are intended to present management's estimates of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since inception. Certain of the costs and expenses for the for the periods prior to June 12, 1996 presented in these consolidated financial statements represent inter-company allocations and management estimates of the cost of services provided by PMI and its subsidiaries.

          In June 1996, the Company issued 1,412,625 shares of Common Stock, par value of $.01 per share (the "Common Stock"), to PMI for $3.8 million in cash, equipment having an estimated market value of $147,000, the transfer of certain vascular graft manufacturing patents, and the forgiveness of certain amounts due to PMI. After it acquired these shares, PMI owned 3,929,493 shares, or 92.6%, of the Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed (the "Spin Off") all of the shares of Common Stock that it owned to its stockholders of record as of June 3, 1996. On June 11, 1996, all advances from PMI to CardioTech were converted to equity and are now classified by the Company as additional paid in capital.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

Future Operations

          CardioTech's future growth will largely depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any significant revenue from the sale of vascular grafts, although it has received a minor amount of research revenue related to its other biomaterials applications. Since inception, funding from PMI has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses until vascular graft product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

          CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTechs capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any intellectual property rights, competing technological and market developments, changes in CardioTech's development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

          CardioTech is currently conducting its operations with approximately $2,346,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through June 1998.

          CardioTech will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products in development. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates, or products.

Uncertainties

          The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development of new technology innovations by competitors of the Company, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

Cash and Cash Equivalents

          Cash and Cash Equivalents include cash on hand, demand deposits and short term investments with original maturities of three months or less.

Accounts Receivable - Other

          Accounts Receivable - Other principally consist of revenue receivable from research and development work completed on National Institute of Health Small Business Innovative Research Grants.

Research Revenues

          Research Revenues are generated in connection with the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices. The Company has also received royalty fees from Bard Access Systems. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

          During the year ended March 31, 1997, the Company was the recipient of the two Small Business Innovation Research (SBIR) grants, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized ratably over one year which properly matches costs with related revenues.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

Research and Development Expenses

          Research and development expenses are charged to expense as incurred.

Due to Parent, Advance from Parent

          Prior to the Spin-Off, all inter-company charges related to CardioTech's operations and all amounts receivable to and payable by CardioTech were processed by PMI, and the net amount was recorded as Advance from Parent in Stockholders Equity. Amounts due to parent were permanently invested by PMI in connection with the Common Stock Subscription Agreement discussed in Note C below.

Foreign Currency Translation

          In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign subsidiary are translated into US dollars using current exchange rates at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in a separate component of Stockholders' Equity. Transaction gains and losses are recorded in the Consolidated Statements of Operations.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


Equipment and Leasehold Improvements

          Equipment and Leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years, and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and related gains and losses are included in operations.

Net Loss per Common Share

          Loss per common and common equivalent share are computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the year. Both primary and fully diluted loss per common share for 1995, 1996 and 1997 assume common equivalent shares would be antidilutive. Common equivalent shares are calculated using the treasury stock method.

Income Taxes

          Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation reserve against the net deferred assets is recorded, if, based upon weighed available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company had no income tax provision for the years ended March 31, 1997 and 1996.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

C.  Arrangements with PMI and Subsidiaries:

          From CardioTech's inception until June 11, 1996, all facilities and support services, including research and administrative support, were provided by PMI. For these services, CardioTech was charged $1,792,500 and $591,000 and $169,354 for the years ended March 31, 1996, 1995 and for the period April 1, 1996 to June 11, 1996, respectively. These charges represent an allocation of CardioTech's proportionate share of PMI's overhead costs by PMI using formulas which management believed were reasonable based upon CardioTech's use of facilities and services.

          In connection with the Spin Off, CardioTech entered into the following agreements with PMI.

Distribution Agreement

          This agreement provided for the principal corporate transactions required to effect the Spin Off, including, among other things, the preparation of a registration statement registering the Common Stock under the Securities Exchange Act of 1934, as amended, and an undertaking by CardioTech to prepare a registration statement registering, under the Securities Act of 1933, as amended, the shares of Common Stock to be issued upon the exercise of the Warrants described in Note M.

          This agreement also allocated the costs related to the implementation of the Spin Off between PMI and CardioTech and provided that each company would share equally any liabilities under the federal and any state securities laws incurred as a result of the distribution of the information statement relating to the Spin Off.

          CardioTech agreed to reimburse PMI 50% of certain expenses incurred in connection with the Distribution. CardioTech's portion of these expenses was approximately $374,000 in the fiscal year 1997.

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

                 CardioTech International, Inc. and Subsidiary
            Notes to Consolidated Financial Statements (continued)

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


D.    Property and Equipment:

Property and equipment consist of the following:

                                       March 31, 1996         March 31, 1997

Laboratory equipment                    $      44,796           $    314,764

Furniture, fixtures and office
equipment                                      10,712                 60,236

Leasehold Improvements                              -                 11,715
                                      ---------------        ---------------
                                               55,508                386,715

Less accumulated                              (20,318)              (155,096)
depreciation
                                      ---------------        ---------------

TOTAL                                   $      35,190           $    231,619
                                      ===============        ===============

Depreciation expense for property and equipment for the fiscal years ended March 31, 1997, 1996, and 1995 was approximately $63,965, $9,238 and $8,912 respectively.

E.  Accrued Expenses:

Accrued Expenses consist of:

                                1996    1997
Legal and Professional Fee      - 0 -   $52,746
Salaries and Benefits           - 0 -    21,273
Other                           - 0 -    60,057
                                -----  --------
                                 $0    $134,076
                                -----  --------

F.  Income Taxes

Income (loss) before income taxes was generated as follows in the years ended March 31:

                                      1996              1997
                                      ----              ----
                  United States     $(1,452,806)     $(1,122,167)
                  Foreign              (735,224)        (533,407)
                                    ------------     ------------
                                    $(2,188,030)     $(1,655,574)
                                    ============     ============

A reconciliation between the Company's effective tax rate for continuing operations and the United States statutory rate is as follows:

              Expected federal tax rate                (34.00%)
              State income taxes, net
              of federal tax benefit                    (2.91)
              Change in
              Valuation Allowance                       28.16
              Meals & Entertainment
              and Other Permanent
              Items                                      8.43
              Rate Differential                          0.32
                                                         -----
              Effective Tax Rate                         0.00%
                                                         -----

          A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty or realizing the benefit of these assets. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1996 and 1997:

        Deferred tax asset:
                                          1996             1997
              Net Operating Loss         $ 297,400       $ 755,600
              Tax Credits                                    2,800
                                         ---------       ---------
                                         $ 297,400       $ 758,400
                                         ---------       ---------

        Deferred tax liabilities:
                                          1996             1997

              Depreciation               $  26,500       $  29,300
              Deferred Tax
              Liability                     26,500          29,300
                                         ---------       ---------
              Valuation Allowance        $(270,900)      $(729,100)
                                         ---------       ---------

              Net Deferred Tax Assets    $  -0-          $  -0-
                                         ---------       ---------

          As of March 31, 1997, the Company had Federal net operating loss carry forwards of approximately $1,370,000 available to offset future taxable income which begin to expire in 2010. The Company has Foreign net operating loss carry forwards of approximately $500,000.

          Prior to the Spin Off, CardioTech's results were consolidated with the results of PMI. Accordingly CardioTech will not receive any benefit from net operating losses incurred through the date of the Spin Off.

G. Stockholders' Equity:

     CardioTech was incorporated in March 1993 and issued 67,500 shares of Common Stock. Of the 67,500 shares, 60,000 shares were issued to PMI and 7,500 shares were issued to certain founders of CardioTech. There were 100,000 shares of Common Stock authorized for issuance.

     On March 19 and May 9, 1996, CardioTech amended its Article of Organization to: (i) effect a net 41.95 for one stock split of the Common Stock (reflecting a 54.7328 for one stock split effected on March 19, 1996 and a 0.76645 for one reverse stock split effected on May 9, 1996), (ii) increase the number of authorized shares of Common Stock to 20,000,000 shares and (iii) authorize a class of 5,000,000 shares of Preferred Stock. These consolidated financial statements have been restated to reflect these amendments.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

H. Related Party Transactions:

     As of March 31, 1996, the following executive officers and directors of PMI owned a total of 314,623 shares (effected for stock split) of CardioTech:
Michael Szycher, Ph.D., Steven J. Lee, Arthur A. Siciliano, Ph.D., Andrew M. Reed, Ph.D., Eric G. Walters and Robert J. Zappa. See Note G.

     One officer of PMI currently serves on CardioTech's Board of Directors.

I. Lease Agreement:

     On October 1, 1996, the Company signed a two (2) year lease agreement with PolyMedica Pharmaceuticals, (U.S.A.) Inc., the owner or lessee of the office, manufacturing and research facilities currently occupied by the Company in Woburn, Massachusetts and Tarvin, Cheshire, UK. The lease agreement replaces in its entirety the service agreement between PMI and the Company, signed in June 1996. The lease agreement expires on September 30, 1998. Thereafter, the Company has the right to terminate the lease upon ninety (90) days written notice to the landlord. The base rent in the first year is approximately $200,000 (including payment for utilities) and in the second year is approximately $186,000. The lease agreement also provides for a two (2) year payback of approximately $20,000 in build out costs incurred by the landlord on behalf of the Company.

J. Major Customers:

     Customers comprising more than 10% of CardioTechs research revenues are shown as follows:


                               Year Ended March 31,
                               --------------------

                              1995     1996     1997
                              ----     ----     ----

Customer A                    49%      33%      18%
Customer B                    19%       -        -
Customer C                    18%      46%      73%

K.  Lease Commitments:

     The Company lease offices, laboratory and manufacturing space under a non-cancelable operating lease with PMI. Future minimum lease payments as of the end of fiscal 1997 are as follows:

          Fiscal Year(s)

                  1997        $192,753
                  1998          92,959
                              --------

                  Total       $285,712
                              --------

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

L.  Supplemental Disclosures for Stock-Based Compensation:

     CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of approximately 1,167,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the Common Stock at date of grant. In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the Common Stock at time of grant (but not less than par value). On October 1, 1996, the Compensation Committee of the Board of Directors of the Company, which administers the Plan, repriced stock options to purchase 866,208 shares of Common Stock, at the fair market value on the date of repricing.

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), the Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. SFAS 123 issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

Activity under the Plan for the year ended March 31, 1997 is as follows:

                                                                   Wtd. Avg.
                                                       Number of   Exercise
                                                        Shares      Price
                                                      ----------- ----------

Outstanding March 31, 1996                                      -         -
Granted                                                 1,768,230     $3.17
Canceled                                                  866,208     $4.41
Exercised                                                       -         -
Outstanding March 31, 1997                                902,022     $1.98

Summarized information about stock options outstanding at March 31, 1997 is as follows:

                                                                         Exercisable
                                       Weighted                          -----------
                                        Average         Weighted                   Weighted
                     Number of         Remaining        Average                    Average
   Range of           Options         Contractural      Exercise     Number of     Exercise
Exercise Prices     Outstanding           Life           Price        Options       Price
---------------     -----------           ----           -----        -------       -----
  $1.74 - $1.94        887,022             9.5            $1.94         386,409       $1.93
--------------------------------------------------------------------------------------------

     $4.55              15,000             3.6            $4.55          15,000       $4.55
--------------------------------------------------------------------------------------------

Options exercisable at March 31, 1996 and March 31, 1995 were 0.

                 CardioTech International, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)

     The fair value of each option granted during the fiscal year 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        1997
                                        ----
Dividend yield . . . . . . . . . . . .  none
Expected volatility  . . . . . . . . .   65%
Risk-free interest rate  . . . . . . .   6.3%
Expected life. . . . . . . . . . . . .   4

Weighted average fair value of options
granted at fair value during: 1997 . .  $1.48

Had compensation cost for the Company's 1997 stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                        Net Income per
                         Net Income     fully diluted share
                         ----------     -------------------
As reported:
1997 . . . . . . . . . . $(1,655,572)        $(.42)

Pro forma:
1997 . . . . . . . . . . $(2,633,592)        $(.66)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

M.  Warrants:

     In connection with the Spin Off, the Company issued warrants (the "Warrants)" to John Hancock Mutual Life Insurance Company to purchase up to 255,100 shares of Common Stock at $3.70 per share. The Warrants are exercisable beginning on June 19, 1996 and expire on January 31, 2000. In July 1996, the Company issued shares of Common Stock to a third party for services to the Company. As a result of the antidilutive provisions, the exercise price of the Warrants was adjusted to $3.69 per share and the number of shares subject to the Warrants was adjusted to 255,660 shares.

Item 9. Changes In and Disagreements with Accountants on a Accounting and Financial Disclosure

         There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item will be set forth under the section entitled "Management" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's 1997 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1997, and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item will be set forth under the section entitled "Executive Compensation" in the Company's 1997 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1997, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be set forth under the section entitled "Share Ownership" in the Company's 1997 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1997, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item will be set forth under the section entitled "Certain Relationships and Related Transactions" in the Company's 1997 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1997, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following are filed as part of this Form 10-K:

     (1)  Financial Statements:
             For a list of financial statements which are filed as part of this Form 10-K, See Page F-1
     (2)  Financial Statement Schedules:
             All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements as notes thereto.

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

       10.3 Amended and Restated License Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.

       10.4 CardioTech 1996 Employee, Director and Consultant Option Plan was filed as Exhibit 10.6 of the Form 10 and is incorporated herein by reference.

       10.5 Employment Agreement of Michael Szycher was filed as Exhibit 10.7 of the Form 10 and is incorporated herein by reference.

       10.6 Warrant issued by CardioTech to John Hancock Mutual Life Insurance Company was filed as Exhibit 10.8 of the Form 10 and is incorporated herein by reference.

       10.7 Letter Agreement between CardioTech, PMI and John Hancock Mutual Life Insurance Company was filed as Exhibit 10.9 of the Form 10 and is incorporated herein by reference.

       10.8 Development, Supply, and License Agreement between PMI and Bard Access Systems, dated November 11, 1992, was filed as Exhibit
              10.10 of the Form 10 and is incorporated herein by reference.

       10.9 Lease Agreement between PMI and CardioTech, dated October 1, 1996, was filed in Exhibit 10.1 to CardioTechs Form 10-Q filed on February 14, 1997 and is incorporated herein by reference.

         11   Statement Regarding Computation of Loss Per Common Share

         21   Subsidiaries of CardioTech

         23 Consent of Coopers & Lybrand L.L.P. to the incorporation of their reports included in this Form 10-K into CardioTech's previously filed Registration Statement on Form S-8.

         27   Financial Data Schedule

(b)  Reports on Form 8-K
              Form 8-K filed with the Commission on February 5, 1997 reporting the appointment of the registrants national sales representative.

(c)  See (3) above.

(d)  See (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 30, 1997        CardioTech International, Inc.

                             By: /s/ Michael Szycher
                             -----------------------
                             Michael Szycher
                             Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 30, 1997        /s/ Michael Szycher
                             -------------------
                             Michael Szycher
                             Chairman, Chief Executive Officer
                             (Principal Executive Officer)

Dated:  June 30, 1997        /s/ John E. Mattern
                             -------------------
                             John E. Mattern
                             Chief Financial Officer, Chief Operating
                             Officer (Principal Financial and
                             Accounting Officer)

Dated:  June 30, 1997        /s/ Gene T. Gargiulo
                             --------------------
                             Gene T. Gargiulo
                             Director

Dated:  June 30, 1997        /s/ Arthur A. Siciliano
                             -----------------------
                             Arthur A. Siciliano
                             Director

Dated:  June 30, 1997        /s/ Alan Edwards
                             ----------------
                             Alan Edwards
                             Director