Form 10-Q
period 1997-06-30
CARDIOTECH INTERNATIONAL INC
filed 1997-08-12
CIK 1011060

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                    OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to_________

                         Commission File No.  0-28034
                                              -------

                        CardioTech International, Inc.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

      Massachusetts                                           04-3186647
--------------------------                                  --------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                             Identification No.)

  11 State Street, Woburn, Massachusetts                       01801
-------------------------------------------                --------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (617) 933-4772
                                                          --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     The number of shares outstanding of the registrant's class of Common Stock as of August 12, 1997 was 4,272,916. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)                                3

       Condensed Consolidated Balance Sheets at June 30, 1997 and
         March 31, 1997                                                   3

       Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1997, and 1996                       4

       Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1997 and 1996                        5

       Notes to Condensed Consolidated Financial Statements               6

Item 2  - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7-10


PART II - OTHER INFORMATION

Item 6  - Exhibits and Reports on Form 8-K                                11

Signatures                                                                12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CARDIOTECH INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED
                                BALANCE SHEETS

                                               JUNE 30, 1997         MARCH 31, 1997
                                               -------------         --------------
ASSETS                                          (unaudited)
Current Assets:
    Cash and Cash Equivalents                    $ 1,923,231         $ 2,346,366
    Accounts Receivables --Trade                      22,597               8,292
    Accounts Receivables -- Other                    101,723              93,218
    Prepaid Expenses                                  43,182              87,409
                                                 -----------         -----------
    Total Current Assets                           2,090,733           2,535,285
    Property and Equipment, net                      217,111             231,619
    Other non-current assets                          15,883              15,883
                                                 -----------         -----------
        Total Assets                             $ 2,323,727         $ 2,782,787
                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
    Accounts Payables                                 90,224         $    50,860
    Accrued Expenses                                  82,688             134,076
                                                 -----------         -----------
        Total Current Liabilities                    172,912             184,936

Stockholders' Equity:
    Preferred stock, $.01par value;
     5,000,000 shares authorized,
     none issued or outstanding
    Common Stock, $.01 par value;
     20,000,000 shares authorized,
     4,272,916 issued and outstanding
     at both June 30, 1997 and
     March 31, 1997, respectively                     42,729              42,729
    Additional Paid in Capital                     8,232,579           8,232,579
    Accumulated Deficit                           (6,129,272)         (5,686,675)
    Cumulative Translation Adjustment                  4,779               9,218
                                                 -----------         -----------
        Total Stockholders' Equity               $ 2,150,815           2,597,851
                                                 -----------         -----------

        Total Liabilities and Stockholders'
         Equity                                  $ 2,323,727         $ 2,782,787
                                                 ===========         ===========

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended
                                             June 30, 1997   June 30, 1996
                                             -------------   -------------
Research Revenue                                $  85,582       $  78,447
  Operating Expenses
     Research and Development                     302,965         151,999
     Selling, General and Administrative          252,369         134,185
                                                ---------       ---------
  Total Operating Expenses                        555,334         286,184
                                                ---------       ---------
Other Income and Expenses
   Spin Off Transaction Cost                            -        (323,558)
   Interest Income                                 27,155           6,782
                                                ---------       ---------
                                                   27,155        (316,776)
                                                ---------       ---------
Net Loss                                        $(442,597)      $(524,513)
                                                =========       =========
Net Loss Per Common Share                       $   (0.10)      $   (0.17)
                                                =========       =========
Weighted Average Number of
 Shares Outstanding                             4,272,916       3,082,555


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Three months ended June 30,
                                                    1997           1996
                                                   ------         ------
Cash flows from operating activities:
  Net Loss                                      $ (442,597)        $(524,513)
  Adjustments to reconcile net loss
    to net cash flows from operating
    activites:
      Depreciation and Amortization                 15,671             7,320
      Changes in assets and liabilities
        Accounts receivables                       (22,810)          (25,259)
        Prepaid expenses                            44,227          (104,695)
        Accounts payable                            39,364             9,842
        Accrued expenses                           (51,388)           24,269
                                                ----------        ----------
          Net cash flows from
            operating activities                  (417,533)         (613,036)
                                                ==========        ==========

Cash flows from investing activities:
   Purchase of property, plant
     and equipment                                  (1,834)               -
                                                ----------        ----------
   Net cash flows from Investing
     activities                                     (1,834)               -
                                                ==========        ==========
Cash flows from financing
 activities:
   Net proceeds from issuance
     of common stock                                    -          3,830,000
   Advance from parent                                  -            485,012
   Payment of spinoff costs                             -           (373,631)
                                                ----------        ----------
      Net cash flows from financing
        activities                              $       -         $3,941,381
                                                ==========        ==========
      Net increase in cash and cash
        equivalents                               (419,367)        3,328,345
                                                ----------        ----------
      Effect of exchange rate changes
        on cash                                     (3,768)           (9,229)

      Cash and cash equivalents at beginning
        of period                                2,346,366               504
                                                ----------        ----------
      Cash and cash equivalents at end
        of period                               $1,923,231        $3,319,620
                                                ==========        ==========


                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        CARDIOTECH  INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. The unaudited consolidated financial statements included herein have been prepared by CardioTech International, Inc. ("the Company" or "CardioTech"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 1997, included in the Company's Annual Report to Shareholders.

  2. The financial statements for the period April 1, 1996 to June 11, 1996 included in the three months ended June 30, 1996 are intended to present management's estimates of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since inception. Certain of the costs and expenses for the period to June 12, 1996 presented in these consolidated financial statements represent inter-company allocations and management estimates of the cost of services provided by PMI and its subsidiaries.

       In June 1996, the Company issued 1,412,625 shares of Common Stock, par value of $.01 per share (the "Common Stock"), to PolyMedica Industries, Inc. ("PMI") for $3.8 million in cash, equipment having an estimated market value of $147,000, the transfer of certain amounts due to PMI. After it acquired these shares, PMI owned 3,929,423 shares, or 92.6% of the Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed the "Spin Off" all of the shares of Common Stock that it owned to its stockholders of record as of June 3, 1996. On June 11, 1996 all advances from PMI to CardioTech were converted to equity and are now classified as additional paid in capital.

  3. Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

  4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of the Accounting Principles Board Opinion No. 15 (AFB 15"). Under SFAS No. 128, CardioTech will be required to present both basic net income per share and diluted net income per share (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). CardioTech plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at the time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128. The Company has not calculated the impact of SFAS No. 128 and does not expect the effect to be material.

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

       In addition to the graft research and development program, CardioTech, since 1990, has been engaged in various internal programs and joint venture programs with corporate partners and internal programs for the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices manufactured by third parties. This activity has generated research revenues for CardioTech.

       As CardioTech is now focusing most of its research and development resources on the vascular graft program, period to period comparisons of changes in research revenues are not necessarily indicative of results to be expected for any future period.

       CardioTech was established as a separate subsidiary of PMI in March 1993, to focus on PMI's existing biomaterials business, with a particular emphasis on accelerating the research, development and commercialization of small bore vascular graft products through external funding and a more focused and strategic product development effort. In June 1996, PMI spun off the Company (the "Spin Off"). See Note 2 of Notes to Condensed Consolidated Financial Statements.

       CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Woburn, Massachusetts and Tarvin, Cheshire, United Kingdom.

  RESULTS OF OPERATIONS:

       Comparison for the Three Months Ended June 30, 1997 and 1996.

       Research revenues for the quarter ended June 30, 1997 were $85,582, compared to $78,447 for the quarter ended June 30, 1996, an increase of $7,135, or 9.1%. This increase was primarily generated by higher research revenues ($27,000) received under research grants from the National Institute of Health ("NIH") and under research contracts ($10,000), offset by lower sales of medical grade polyurethanes ($14,700) and decreased royalty revenue ($13,000).

       Research and development expenses for the quarter ended June 30, 1997 were $302,965, compared to $151,999 for the quarter ended June 30, 1996, an increase of $150,996, or 99.3%. This increase was primarily the result of increased research and development related to clinical trials of the Company's vascular access graft in Europe.

       Selling, general and administrative expenses for the quarter ended June 30, 1997 were $252,369, compared to $134,185 for the quarter ended June 30, 1996, an increase of $118,184, or 88.1%. The increase in selling, general and administrative expenses reflects the additional costs incurred by the Company as a stand alone company. These costs include, but are not limited to, expenses related to the June 1996 establishment of a separate finance, accounting and administrative function ($30,000), investor and public relations ($18,000), legal representation ($15,000), insurance ($24,200) and rent ($30,000).

       Other income and expenses for the quarter ended June 30, 1997 were income of $27,155, compared to expenses of $316,766 for the quarter ended June 30, 1996. Income for the quarter ended June 30, 1997 was interest income received on available cash and investment balances of the Company. Other income and expenses for the quarter ended June 30, 1996 was attributable to Spin Off transaction costs of $323,558, which were partially offset by interest income of $6,782.

  LIQUIDITY AND CAPITAL RESOURCES

       CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterials applications and funding from the NIH to support graft research. Since inception, funding from the sale of Common Shares as part of the Spin Off has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

       CardioTech is currently conducting its operations with approximately $1,900,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities through June 1998.

       Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTech's business through March 31, 1996, PMI has funded approximately $4.0 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted to available cash.

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

  (a)  EXHIBITS
         EXHIBIT 11 STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

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


  Dated: August 12, 1997