Form 10-Q
period 1997-09-30
CARDIOTECH INTERNATIONAL INC
filed 1997-11-13
CIK 1011060

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  (Mark One)


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


                                      OR


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________


                         Commission File No.  0-28034
                                              ---------



                        CardioTech International, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Massachusetts                                           04-3186647
------------------------------                               ------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)



  11 State Street, Woburn, Massachusetts                              01801
-----------------------------------------                           ----------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code       (781) 933-4772
                                                         --------------
                                                          Phone Number

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ------   -----

     The number of shares outstanding of the registrant's class of Common Stock as of November 12, 1997 was 4,272,916. No shares were held in treasury.

                        CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                               TABLE OF CONTENTS





                                                                           Page
                                                                           ----


PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
                    September 30, 1997 and March 31, 1997                     3

           Condensed Consolidated Statements of Operations
                    for the three and six months ended
                    September 30, 1997 and 1996                               4

           Condensed Consolidated Statements of Cash Flows
                    for the six months ended
                    September 30, 1997 and 1996                               5

           Notes to Condensed Consolidated Financial Statements             6-7



Item 2  -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8-12

Item 4  -  Submission of Matters to a Vote of Security Holders               13

PART II -  OTHER INFORMATION                                                 14

Item 6  -  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                   15

Exhibit 11                                                                   16

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                        CARDIOTECH INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPT. 30, 1997         MAR. 31, 1997
                                                              ----------------        ---------------
                                                                 (unaudited)
ASSETS

Current Assets:
    Cash and Cash Equivalents                                   $ 1,426,387            $  2,346,366
    Accounts Receivables --Trade                                     22,897                   8,292
    Accounts Receivables -- Other                                   268,179                  93,218
    Prepaid Expenses                                                 91,041                  87,409
                                                                -----------            ------------
    Total Current Assets                                          1,808,504               2,535,285
    Property and Equipment, net                                     213,852                 231,619
    Other non-current assets                                         15,883                  15,883
                                                                -----------            ------------
     Total Assets                                               $ 2,038,239            $  2,782,787
                                                                ===========            ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
    Accounts Payables                                           $   118,904            $     50,860
    Accrued Expenses                                                145,723                 134,076
                                                                -----------            ------------
     Total Current Liabilities                                      264,627                 184,936

Stockholders' Equity:
    Preferred stock $.01par value; 5,000,000 shares                       -                       -
      authorized, none issued or outstanding
    Common Stock, $.01 par value, 20,000,000
      shares authorized, 4,272,916 issued and
      outstanding at both September 30, 1997 and
      March 31, 1997, respectively                                   42,729                  42,729
    Additional Paid in Capital                                    8,232,579               8,232,579
    Accumulated Deficit                                          (6,504,345)             (5,686,675)
    Cumulative Translation Adjustment                                 2,649                   9,218
                                                                -----------            ------------
     Total Stockholders' Equity                                   1,773,612               2,597,851
                                                                -----------            ------------
     Total Liabilities and Stockholders' Equity                 $ 2,038,239            $  2,782,787
                                                                ===========            ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                          SEPT. 30, 1997      SEPT. 30, 1996      SEPT. 30, 1997       SEPT. 30, 1996
                                          --------------      --------------      ---------------      --------------
Research Revenue                             $  234,480          $  141,921         $  320,062             $  220,368
Operating Expenses
     Research and Development                   354,802             310,283            657,767                462,282
     Selling, General and Admin.                277,512             171,452            529,881                305,637
                                            -----------         -----------        -----------            -----------

Total Operating Expenses                        632,314             481,735          1,187,648                767,919
Other Income and Expenses
     Spin Off Transaction Cost                        -             (70,339)                 -               (393,897)
     Interest Income                             22,761              33,369             49,916                 40,151
                                            -----------         -----------        -----------            -----------
                                                 22,761             (36,970)            49,916               (353,746)
                                            -----------         -----------        -----------            -----------

Net Loss                                     $ (375,073)         $ (376,784)        $ (817,670)            $ (901,297)
                                            ===========         ===========        ===========            ===========

Net Loss Per Common Share                    $    (0.09)         $    (0.09)        $    (0.19)            $    (0.24)
                                            ===========         ===========        ===========            ===========

Weighted Average Number of
Common Shares Outstanding                     4,272,916           4,256,638          4,272,916              3,694,801


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                                         1997                  1996
                                                                                         ----                  ----
Cash flows from operating activities:
      Net Loss                                                                   $      (817,670)      $       (901,297)
      Adjustments to reconcile net loss to
         net cash flows from operating activities:
         Depreciation and Amortization                                                    30,614                 18,953
         Changes in assets and liabilities
            Accounts receivables                                                        (189,566)              (155,791)
            Prepaid expenses                                                              (3,632)               (75,370)

            Accounts payable                                                              68,044                 69,982
            Accrued expenses                                                              11,647                 52,179
                                                                                 ---------------       ----------------

                Net cash flows from operating activities                                (900,563)              (991,344)
                                                                                 ===============       ================

Cash flows from investing activities:
      Purchase of property, plant and equipment                                          (12,847)               (74,706)
                                                                                 ---------------       ----------------
                Net cash flows from Investing activities                                 (12,847)               (74,706)
                                                                                 ===============       ================

Cash flows from financing activities:
      Net proceeds from issuance of common stock                                               -              3,830,000
      Advance from parent                                                                      -                485,012
      Payment of spin-off costs                                                                -               (393,896)
                                                                                 ---------------       ----------------

                Net cash flows from financing activities                         $             -       $      3,921,116
                                                                                 ===============       ================

                Net increase in cash and cash equivalents                               (913,410)             2,855,066
                                                                                 ---------------       ----------------

                Effect of exchange rate changes on cash                                   (6,569)                30,047

                Cash and cash equivalents at beginning of period                       2,346,366                    504
                                                                                 ---------------       ----------------

                Cash and cash equivalents at end of period                       $     1,426,387       $      2,885,617
                                                                                 ===============       ================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH  INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



1. The unaudited consolidated condensed financial statements included herein have been prepared by CardioTech International, Inc. ("the Company" or "CardioTech"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Audited Consolidated Financial Statements and its notes thereto, for the year ended March 31, 1997, included in the Company's Annual Report to shareholders. Certain amounts in the prior financial statements have been reclassified to conform with the current period presentation.

2. The financial statements for the period April 1, 1996 to June 11, 1996 included in the six months ended September 30, 1996 are intended to present management's estimates of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since inception. Certain of the costs and expenses for the period to June 12, 1996 presented in these consolidated financial statements represent inter-company allocations and management estimates of the cost of services provided by PMI and its subsidiaries.

     In June 1996, the Company issued 1,412,625 shares of Common Stock, par value of $.01 per share (the "Common Stock"), to PolyMedica Industries, Inc. ("PMI") for $3.8 million in cash, equipment having an estimated market value of $147,000, and the transfer of certain amounts due to PMI. After it acquired these shares, PMI owned 3,929,423 shares, or 92.6% of the Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed (the "Spin Off") all of the Common Shares that it owned to its shareholders of record as of June 3, 1996.

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

     Pro forma net income per share for the three and six months ended September 30, 1997 and 1996, respectively, as computed under the new standard is as follows:

                                     Three Months Ended       Six Months Ended
                                   ----------------------  ----------------------
                                   Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                      1997        1996        1997        1996
                                   ----------  ----------  ----------  ----------
Net income per weighted average
share, basic                          $(0.09)     $(0.09)     $(0.19)     $(0.24)

Net income per weighted average
share, diluted                        $(0.09)     $(0.09)     $(0.19)     $(0.24)


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

RESULTS OF OPERATIONS:

     Comparison for the Three Months Ended September 30, 1997 and 1996

     Research revenues for the quarter ended September 30, 1997 were $234,480 compared to $141,921 for the quarter ended September 30, 1996, an increase of $92,559, or 65.2%. This increase was primarily generated by increased sales of biomaterials ($33,760), increased royalty income from Bard Access Systems ($29,166) and, increased revenue from the National Institute of Health research grants ($25,938).

     Research and development expenses for the quarter ended September 30, 1997 were $354,802 compared to $310,283 for the quarter ended September 30, 1996, an increase of $44,519, or 14.3%. This increase was primarily the result of increased research and development related to clinical trials of the Company's vascular access graft in Europe.

     Selling, general and administrative expenses for the quarter ended September 30, 1997 were $272,512 compared to $171,452 for the quarter ended September 30, 1996, an increase of $106,060, or 61.9%. The increase in selling, general and administrative expenses reflects the additional costs of establishing a selling and marketing function for biomaterials ($15,391), increased legal and professional expenses ($53,905), increased investor relations expenses ($9,100), increased rental expenses ($10,189), increased office expenses ($7,508) and increased payroll expense ($9,662).

     Other income and expenses for the quarter ended September 30, 1997 were interest income of $22,761 compared to expenses of $36,970 in the quarter ended September 30, 1996. The change is due to Spin Off costs of $70,339 in the quarter ended September 30, 1996, partially offset by a reduction in interest income of $10,608.

Comparison of the Six Months ended September 30, 1997 to the Six Months ended September 30, 1996

     Research revenues for the six months ended September 30, 1997 were $320,062 compared to $220,368 for the six months ended September 30, 1996, an increase of $99,694, or 45.2%. This $99,694 increase is primarily due to increased biomaterial sales ($18,047), increased revenues from National Institute of Health Grants ($55,007), increased royalty income from Bard Access Systems ($14,165) and increased contract development revenues ($9,975).

     Research and development expenses for the six months ended September 30, 1997 were $657,767 compared to $462,282 for the six months ended September 30, 1996, an increase of $195,485, or 42.3%. This increase was principally due to costs related to increased European clinical trials ($109,419), increased outside contract research expenses ($40,459), increased salaries and fringe benefits ($38,272) related to the National Institute of Health Grants and increased production cost of biomaterials ($7,000).

     Selling, general and administrative expenses for the six months ended September 30, 1997 were $529,881 compared to $305,637 for the six months ended September 30, 1996, an increase of $224,244, or 73.4%. The increase in selling, general and administrative expenses reflects the additional costs incurred by the Company as a stand-alone company, and the establishment of a selling and marketing function for biomaterials. These increased costs include but are not limited to selling and marketing expense ($39,667), legal and professional expense ($65,083), insurance expense ($16,032), rent and facilities expense ($28,678), investor and public relations expense ($31,807) and increased salary costs ($9,996).

     Other income and expense for the six months ended September 30, 1997 was interest income of $49,916 compared to expense of $353,476, which was the result of transaction costs of $393,897 partially off set by interest income of $40,151.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $900,563 to fund operations during the six months ended September 30, 1997, compared to $991,344 for the six months ended September 30, 1996. The principal uses of funds for the six months ended September 30, 1997 were a net loss of $817,670 and increases in accounts receivable of $189,566 relating to trade customers, royalties and the National Institute of Health. These increases were partially off set by increases in accounts payable and accrued expenses of $68,044 and $11,647, respectively.

     CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterials applications and funding from the National Institute of Health to support graft research. Since inception, funding from the sale of Common Shares as part of the Spin Off has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

     CardioTech is currently conducting its operations with approximately $1,400,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities through June 1998.

     Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTech's business through March 31, 1996, PMI funded approximately $4.0 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on availability of cash.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On August 27, 1997, the Company held its annual meeting of its stockholders. The following matters were voted on at the annual meeting:

1.  The election of Generio Gargiulo as a Class I director;

2. The amendment of the Company's 1996 Employee, Director and Consultant Stock Option Plan (the "1996 Plan"); and

3. The ratification of the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending March 31, 1998.

       The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

                                                                                    Broker
             Matter                         For          Against      Abstain      Nonvotes
             ------                         ---          -------      -------      --------
Election of Mr. Gargiulo                  3,521,636       149,554      N/A           N/A
Amendment of 1996 Stock Plan              3,017,333       374,566      156,059       123,232
Appointment of Coopers & Lybrand
 L.L.P.                                   3,658,298         6,534        6,358       N/A


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



                         CardioTech International, Inc.






                         /s/ Michael Szycher, Ph.D.
                         ------------------------------------
                         Michael Szycher, Ph.D.
                         Chairman and Chief Executive Officer



                         /s/ John E. Mattern
                         -----------------------------------
                         John E. Mattern
                         Chief Financial Officer and Chief Operating Officer (Principal Financial and
                         Accounting Officer)



Dated: November 12, 1997