Form 10-Q
period 1997-12-31
CARDIOTECH INTERNATIONAL INC
filed 1998-02-12
CIK 1011060

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 0-28034
                                               -------

                         CardioTech International, Inc.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


      Massachusetts                                             04-3186647
------------------------------                               ----------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                             Identification No.)

  11 State Street, Woburn, Massachusetts                             01801
------------------------------------------                         ---------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (781) 933-4772
                                                               --------------
                                                                 Phone Number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The number of shares outstanding of the registrant's class of Common Stock as of February 13, 1997 was 4,272,916. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I  -         FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)                                      3

                  Condensed Consolidated Balance Sheets at
                           December 31, 1997 and March 31, 1997                3

                  Condensed Consolidated Statements of Operations
                           for the three and nine months ended
                           December 31, 1997 and 1996                          4

                  Condensed Consolidated Statements of Cash Flows
                           for the nine months ended
                           December 31, 1997 and 1996                          5

                  Notes to Condensed Consolidated Financial Statements     6 - 7

Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 8 - 12

PART II -         OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)


                                                                    CARDIOTECH INTERNATIONAL, INC.
                                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  Dec. 31, 1997         Mar. 31, 1997
                                                                  -------------         -------------
ASSETS                                                               (unaudited)
Current Assets:
    Cash and Cash Equivalents                                     $        1,137,415    $       2,346,366
    Accounts Receivables --Trade                                              14,037                8,292
    Accounts Receivables -- Other                                            247,298               93,218
    Prepaid Expenses                                                          56,499               87,409
                                                                  -------------------   ------------------

    Total Current Assets                                                   1,455,249            2,535,285
    Property and Equipment, net                                              197,268              231,619
    Other non-current assets                                                  15,883               15,883
                                                                  -------------------   ------------------

     Total Assets                                                 $        1,668,400    $       2,782,787
                                                                  ===================   ==================

Liabilities and Stockholders Equity

Current Liabilities:
    Accounts Payables                                             $           39,033    $          50,860
     Accrued Expenses                                                        287,295              134,076
                                                                  -------------------   ------------------

             Total Current Liabilities                                       326,328              184,936

Stockholders' Equity:
    Preferred stock $.01par value; 5,000,000 shares                               -                    -
      authorized, none issued or outstanding
    Common Stock, $.01 par value, 20,000,000 shares
      authorized, 4,272,916 issued and outstanding
      at both December 31, 1997 and March 31, 1997.                           42,729               42,729
    Additional Paid in Capital                                             8,232,579            8,232,579
    Accumulated Deficit                                                   (6,938,310)          (5,686,675)
    Cumulative Translation Adjustment                                          5,074                9,218
                                                                  -------------------   ------------------

             Total Stockholders' Equity                                    1,342,072            2,597,851
                                                                  -------------------   ------------------

             Total Liabilities and Stockholders' Equity           $        1,668,400    $       2,782,787
                                                                  ===================   ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                  Three Months Ended                        Nine Months Ended
                                        Dec. 31, 1997        Dec. 31, 1996        Dec. 31, 1997       Dec. 31, 1996
                                        -------------        -------------        -------------       -------------
      Research Revenue                   $        250,772      $       281,092       $     570,834       $       501,460
      Operating Expenses
        Research and Development                  433,114              367,395           1,090,881               829,679
        Selling, General and Admin.               265,591              264,796             795,472               570,431
                                        ------------------   ------------------   -----------------   -------------------

      Total Operating Expenses                    698,705              632,191           1,886,353             1,400,110

      Other Income and Expenses

        Spin Off Transaction Cost                   -                        -                 -                (393,897)
        Interest Income                            13,968               33,234              63,884                73,385
                                        ------------------   ------------------   -----------------   -------------------
                                                   13,968               33,234              63,884              (320,512)
                                        ------------------   ------------------   -----------------   -------------------

      Net Loss                           $      (433,965)      $     (317,865)       $ (1,251,635)       $    (1,219,162)
                                        ==================   ==================   =================   ===================

      Net Loss Per Common Share
      Basic and Diluted                            (0.10)               (0.07)              (0.29)                 (0.31)
                                        ==================   ==================   =================   ===================

      Weighted Average Number of
      Common Shares Outstanding
      Basic and Diluted                        4,272,916            4,272,916           4,272,916             3,888,207

      The accompanying notes are an integral part of these condensed financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        Nine months ended December 31,
                                                                            1997              1996
                                                                            ----              ----
Cash flows from operating activities:
      Net Loss                                                        $   (1,251,635)   $   (1,219,162)
      Adjustments to reconcile net loss to
         net cash flows from operating activites:
         Depreciation and Amortization                                        47,197            35,554
          Changes in assets and liabilities
            Accounts receivables                                            (159,825)         (229,653)
            Prepaid expenses                                                  30,910           (55,219)

            Accounts payable                                                 (11,827)           37,453
            Accrued expenses                                                 153,219           182,339
            Increase in non-current assets                                         -           (15,883)
                                                                        -------------     -------------

                Net cash flows from operating activities                  (1,191,961)       (1,264,571)
                                                                        =============     =============

Cash flows from investing activities:
    Purchase of property, plant and equipment                                (12,847)         (105,288)
                                                                        -------------     -------------
    Net cash flows from Investing activities                                 (12,847)         (105,288)
                                                                        =============     =============

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                     -         3,830,000
    Advance from parent                                                            -           485,012
    Payment of spinoff costs                                                       -          (373,631)
                                                                        -------------     -------------

                Net cash flows from financing activities              $            -    $    3,941,381
                                                                        =============     =============

                Net increase in cash and cash equivalents                 (1,204,808)        2,571,522
                                                                        -------------     -------------

                Effect of exchange rate changes on cash                       (4,143)           53,402

                Cash and cash equivalents at beginning of period            2,346,366              504
                                                                        -------------     -------------

                Cash and cash equivalents at end of period            $     1,137,415   $    2,625,428
                                                                        =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)



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

2. The financial statements for the period April 1, 1996 to June 11, 1996 included in the nine months ended December 31, 1996 are intended to present management's estimates of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since inception. Certain of the costs and expenses for the period to June 12, 1996 presented in these consolidated financial statements represent inter-company allocations and management estimates of the cost of services provided by PMI and its subsidiaries.

    In June 1996, the Company issued 1,412,625 shares of Common Stock, par value of $.01 per share (the "Common Stock"), to PolyMedica Industries, Inc. ("PMI") for $3.8 million in cash, equipment having an estimated market value of $147,000, and the transfer of certain amounts due to PMI. After it acquired these shares, PMI owned 3,929,423 shares, or 92.6% of the Common Stock. On June 12, 1996 and June 19, 1996, PMI distributed (the "Spin Off") all of the Common Stock that it owned to its shareholders of record as of June 3, 1996.

3. In its fiscal quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)


(In thousands except per share data)

                                                  For the Three Months                   For the Nine Months
                                                   Ended December 31,                    Ended December 31,
                                                 1997              1996               1997                1996
                                            ---------------    --------------    ----------------    ----------------
Net Loss                                       $ (433,965)        $(317,865)        $(1,251,635)        $(1,219,162)
                                            ===============    ==============    ================    ================

Basic and Diluted
Number of Common Shares                          4,272,916         4,272,916           4,272,916           2,831,941
Outstanding at beginning of the period

Effect of Shares issued in June 1996
to PolyMedica Corporation                                -                 -                   -           1,042,442

Effect of Shares issued in
July 1996 for Services                                   -                 -                   -              13,824
                                            ---------------    --------------    ----------------    ----------------

Weighted average number of
Common Shares Outstanding                        4,272,916         4,272,916           4,272,916           3,888,207
                                            ===============    ==============    ================    ================

Loss per common share                        $      (0.10)      $     (0.07)     $        (0.29)       $      (0.31)
                                            ===============    ==============    ================    ================

4. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending March 31, 1999.

5. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No.
131 for its fiscal year ending March 31, 1999.

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

Results of Operations:

Comparison of the Three Months Ended December 31, 1997 to the Three Months Ended December 31, 1996

         Research revenues for the quarter ended December 31, 1997 were $250,772 compared to $281,092 for the quarter ended December 31, 1996, a decrease of $30,320, or 10.8%. This decrease is the result of timing differences in the recognition of revenue due to the timing of costs incurred related to the National Institute of Health grants during the period, compared to the corresponding quarter in 1996 ($73,000). In addition this decrease was also the result of lower fees earned from contract research ($10,000). These decreases were partially offset by higher product sales ($15,000) and higher royalty income ($37,500).

         Research and development expenses for the quarter ended December 31, 1997 were $433,114 compared to $367,395 for the quarter ended December 31, 1996, an increase of $65,719, or 17.9%. This increase was principally the result of increased research and development related to clinical trials of the Company's vascular access graft in Europe.

         Selling, general and administrative expenses for the quarter ended December 31, 1997 were $265,591 compared to $264,796 for the quarter ended December 31, 1996, an increase of $795, or 0.3%. The modest increase in selling, general and administrative expenses is the result of the following changes in spending patterns; increases in selling and marketing expenses ($15,500), legal and accounting fees ($24,000) and outside consultant fees ($35,000). These expenses were partially offset by public relations expenses ($54,000), travel expenses ($18,400) and insurance costs ($2,000).

         Other income and expenses for the quarter ended December 31, 1997 were interest income of $13,968 compared to $33,234 for the quarter ended December 31, 1996, a decrease of $19,266 or 58%. The reason for the decrease in interest income for the period was a lower cash balance available for investing.

Comparison of the Nine Months ended December 31, 1997 to the Nine Months ended December 31, 1996

         Research revenues for the nine months ended December 31, 1997 were $570,834 compared to $501,460 for the nine months ended December 31, 1996, an increase of $69,374, or 13.8%. This $69,374 increase is primarily due to increased biomaterial sales ($33,200), increased royalty income ($51,600) and an increased contract development fee ($2,500). These increases were offset by lower revenues from National Institute of Health Grants ($18,000), due to timing differences in the recognition of income.

         Research and development expenses for the nine months ended December 31, 1997 were $1,090,881 compared to $829,679 for the nine months ended December 31, 1996, an increase of $261,202, or 31.5%. This increase was principally due to costs related to increased European clinical trial expenses ($143,000), increased outside contract research expenses ($81,700), increased salaries and fringe benefits ($29,600) and increased production costs of biomaterials ($7,000).

         Selling, general and administrative expenses for the nine months ended December 31, 1997 were $795,472 compared to $570,431 for the nine months ended December 31, 1996, an increase of $225,041, or 39.5%. The increase in selling, general and administrative expenses reflects the additional costs incurred by the Company as a stand-alone company, and the establishment of a selling and marketing function for biomaterials. These increased costs include but are not limited to selling and marketing expense ($47,500), legal and professional expense ($89,200), outside consultants fees ($51,500), rent and facility expense ($20,000), insurance expense ($14,000), and increased salary and fringe benefit cots ($32,300). These increases were partially offset by lower spending for investor and public relations ($22,200) and office supplies and services ($6,000).

         Other income and expense for the nine months ended December 31, 1997 was interest income of $63,884 compared to expense of $320,512, which was the result of transaction costs of $393,897 partially offset by interest income of $73,385.

Liquidity and Capital Resources

         The Company used $1,191,961 to fund operations during the nine months ended December 31, 1997, compared to $1,264,571 for the nine months ended December 31, 1996. The principal uses of funds for the nine months ended December 31, 1997 were to fund a net loss of $1,251,635 increases in accounts receivable of $159,825 relating to trade customers, royalties and the National Institute of Health and a decrease in trade accounts payable of ($11,827). These increases were partially offset by increases in accrued expenses of ($153,219).

         CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated any revenue from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterials applications and funding from the National Institute of Health to support graft research. Since inception, funding from the sale of Common Stock as part of the Spin Off has been used to finance the development of CardioTech's technologies. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

         CardioTech is currently conducting its operations with approximately $1,137,000 in cash contributed by PMI in connection with the Spin Off. CardioTech estimates such amounts will be sufficient to fund its initial working capital and research and development activities through June 1998.

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

Forward Looking Statements

         The Company believes that this Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of factors that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements, as a result of various factors including but not limited to the following: the timely development of products by the Company, the Company's ability to obtain financing to support its working capital needs, intense competition related to the development of synthetic grafts and difficulties inherent in developing synthetic grafts. As a result, the Company's further development involves a high degree of risks. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

         ChronoFlex(R) is a registered trademark of PMI, that has been licensed
         -------------
to CardioTech.

PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:
         None

(b)   Reports on Form 8-K:
         None

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CARDIOTECH INTERNATIONAL, INC.




                             /s/ Michael Szycher, Ph.D.
                             -----------------------------------
                             Michael Szycher, Ph.D.
                             Chairman and Chief Executive Officer


                             /s/ John E. Mattern
                             -----------------------------------
                             John E. Mattern
                             Chief Financial Officer and Chief Operating Officer (Principal Financial and
                             Accounting Officer)





Dated: February 12, 1997