Form 10-K
period 1998-03-31
CARDIOTECH INTERNATIONAL INC
filed 1998-06-29
CIK 1011060

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the fiscal year ended March 31, 1998

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from _____ to _____
                          Commission File No. 0-28034
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
                                                             --------------

         Securities registered pursuant to Section 12 (b) of the Act:
                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of Class)
       Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes___  No    X
                                                     ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

     As of June 25, 1998, 4,272,916 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $8,131,112, based on the last sale price as reported on the American Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE
The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 1998 annual meeting of stockholders, which will be filed within 120 days of the registrant's fiscal year ended March 31, 1998.

                        CARDIOTECH INTERNATIONAL, INC.

                                    PART I

Item 1. Business

GENERAL

     CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are used to provide access for patients undergoing hemodialysis treatments. The Company is developing three types of layered, microporous small bore vascular grafts:
(i) a vascular access graft, called the VascuLink Access Graft; (ii) a peripheral graft, called the MyoLink Peripheral Graft, and (iii) a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft.

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

     CardioTech is developing its grafts using specialized ChronoFlex polyurethane materials that it believes will provide significantly improved performance in the treatment of arterial disorders. The grafts have three layers similar to natural arteries and are designed to replicate the physical characteristics of human blood vessels.

     Additionally, through its CT Biomaterials division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames:
ChronoFlex, ChronoThane, HydroThane and ChronoFilm.

     CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PolyMedica Corporation ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., the ChronoFlex polyurethane patents. PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed (the "Spin Off") all of the shares of CardioTech's common stock, par value $.01 per share (the "Common Stock"), that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and also has production facilities in Tarvin, U.K.

     ChronoFlex and ChronoFilm are registered trademarks of PMI. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech.

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

     A synthetic graft is implanted in hemodialysis patients to provide routine vascular access. The vast majority of these synthetic grafts are presently made of polytetafluoroethylene ("ePTFE"). The use of ePTFE grafts is often accompanied by excessive bleeding when the dialysis needle is withdrawn, requiring a nurse to apply pressure to help stop the bleeding and requiring the patient to remain in the treatment area until the bleeding has stopped. In addition, to limit the risk of graft infection following implant, at least a four to six week healing period following implantation is required before initiating dialysis in order to allow for tissue in-growth into the graft.

     The Company believes that the VascuLink Graft that it is developing may offer advantages over currently used synthetic grafts because of its needle-hole-sealing-capability. The Company believes that this characteristic will be effective in sealing puncture sites in its grafts with minimal compression time and bleeding as compared with ePTFE grafts and, as a result, will reduce dialysis procedure and administrative time per patient and their associated costs. In addition, the Company believes, based on animal studies, that patients who receive the VascuLink Graft will be able to be dialized in a shorter period of time than four to six weeks.

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

     The Company is currently conducting Phase I clinical trials of the VascuLink Graft in Holland, France and Sweden with patients undergoing routine hemodialysis treatment. The Company's clinical trials will compare patency and complication rates of the Company's VascuLink Graft with ePTFE grafts. The clinical trial in Holland, which began in November 1996, involves one site and up to 20 patients. The clinical trial in France, which began in June 1997, involves three sites and up to 40 patients. The clinical trial in Sweden, which began in the last quarter of Fiscal 1998 involves two sites. There can be no assurance that the Company's clinical trials will be successful.

MYOLINK PERIPHERAL GRAFT

     In the United States, an estimated 16 million people suffer from diabetes, which is often further complicated by atherosclerosis, or the blockage of arteries. Eventually, many atherosclerosis patients require vascular grafts to bypass severely occluded leg arteries, which impede circulation to the lower extremities and can ultimately lead to amputation. Lack of adequate circulation to the lower limbs and toes results in approximately 54,000 yearly amputations in the United States alone. Current techniques of surgical intervention rely on autologous saphenous veins from the leg for use as substitute vessels.

     However in over 40% of all atherosclerosis patients, the saphenous veins are deemed unsuitable, making it necessary to use a vein constructed from artificial materials. The Company is designing the MyoLink Peripheral Graft that it is developing to be suitable for providing needed circulation from the upper thigh, across the knee and into the mid calf. In order to accommodate the bend at the knee, CardioTech has designed the MyoLink graft to be "non-kinking." Further, CardioTech believes that it has the expertise and capability to manufacture a graft that tapers from an inside diameter of approximately 6mm for the portion above the knee to an inside diameter of approximately 4mm for the portion below the knee, roughly the same dimensions as the natural artery. The Company is currently conducting pre-clinical development studies of the MyoLink Graft at its Tarvin, UK facility.

     On April 1, 1998, the Company, through its wholly owned subsidiary, CardioTech International, Ltd. ("CTI Ltd."), entered into a two year research collaboration with The Royal Free Hospital School of Medicine (University of London) ("Royal"), which relates to the investigation and clinical trials of the MyoLink graft and the clinical evaluation of endothelial cell-seeding of peripheral vascular grafts. This research, if successfully commercialized may result in the payment of royalties to the Royal Free Hospital. The research will be funded by a loan of /(pounds)/252,942 ($414,765) (the "Loan") from Freemedic PLC, a subsidiary of Royal (together with Royal, "Freemedic"), to CTI Ltd. The Loan, plus accrued interest, is convertible under certain conditions, at either the Company's or Fremedic's option, into Common Stock of the Company at a conversion price of $3.70 per share. Freemedic may terminate the collaboration at any time upon a material breach by the Company of any obligation under the collaboration agreement or upon an event of default under the Loan agreement.

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

     The Company believes that in 1995, approximately 700,000 CABG procedures were performed worldwide, of which nearly 500,000 were performed in the United States. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

     The Company estimates that approximately 100,000 patients are diagnosed by their physicians as having native vessels that are inadequate for use in bypass surgery. The CardioPass Coronary Artery Bypass Graft is currently in pre-clinical development. If the CardioPass Graft is successfully developed, the Company believes that the graft may initially be used for these patients. The Company also believes that if long-term clinical results are acceptable to clinicians (generally, greater than 50% patency five years after implant), the graft may ultimately be used as a direct substitute for autogenous saphenous veins.

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

     CardioTech also manufactures and sells its proprietary HydroThane biomaterials to medical device manufacturers that are evaluating HydroThane for use in their products. HydroThane is a thermoplastic, water-absorbing, polyurethane elastomer, that posses properties that CardioTech believes make it well suited for the complex requirements of a variety of catheters. In addition to its physical properties, CardioTech believes HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility. When hydrated, HydroThane has elastic properties similar to living tissue.

     During the fiscal year ended March 31, 1998, the Company was the recipient of two Small Business Innovation Research grants awarded by National Institutes of Health ("NIH") to support the Company's research and development programs.

     Research revenues related to biomaterials were approximately $872,521 and $570,676 for the year ended March 31, 1998 and 1997, respectively. For the year ended March 31, 1998, 26% and 56% of research revenues were generated from Bard Access Systems, Inc. and the NIH, respectively.

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

     The Company's manufacturing operations in the United Kingdom currently hold an ISO 9001 Certificate of Registration from National Quality Assurance, Ltd. This internationally recognized endorsement of ongoing quality management represents the highest level of certification available.


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

     CardioTech will compete with products offered by W.L. Gore and Associates ("W.L. Gore"), Impra, Inc. ("Impra"), Corvita Corporation ("Corvita") and Thoratec Corporation ("Thoratec"). CardioTech believes that W.L. Gore and Impra, whose synthetic graft products have been sold in the United States and worldwide for many years, sell approximately 90% of the intermediate diameter peripheral synthetic vascular grafts and vascular access grafts used throughout the world. While CardioTech believes that the attributes of its vascular grafts will allow it to compete effectively, both W.L. Gore and Impra can be expected to defend their market positions vigorously, and both have substantially greater financial, technical and other resources than CardioTech. Corvita is developing a broad range of polyurethane based synthetic vascular grafts, including vascular access grafts and has commenced clinical trials of certain of its synthetic vascular graft products in both the United States and Europe.
Thoratec has developed a small bore polyurethane vascular access graft and has begun limited clinical trials in foreign countries. The joint technology may be licensed or otherwise made available to competitors of CardioTech.

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

RESEARCH AND DEVELOPMENT

     CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce vascular access graft and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and Development expenditures for the years ended March 31, 1998, 1997 and 1996 were $1,638,381, $1,031,605 and $910,676 respectively.

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

EXCHANGE LISTING

     The Company's outstanding stock is currently listed on the American Stock Exchange under the ticker symbol "CTE." CardioTech was granted listing approval for 1,066,792 shares of its common stock for the 1998 calendar year. However, there can be no assurance that these shares will not be de-listed during the 1998 calendar year. If the Company's shares were to be de-listed, it is likely that CardioTech's fund raising ability would be adversely affected.

EMPLOYEES

     As of June 1998, the Company has 10 full-time employees. Of these full-time employees, 4 are in research and development, 2 are in manufacturing and production, and 4 are in management, administrative, or marketing positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

YEAR 2000 ISSUES

     The Company uses computer software programs for its financial business systems and administrative functions. The Company believes that its programs are "Year 2000" compliant, and will be able to appropriately interpret the upcoming calendar year "2000." However, there can be no assurance that potential "Year 2000" compliance failures will not have a material adverse affect on the Company's business, results of operations or financial condition.

ITEM 2.  PROPERTIES

     CardioTech leases a total of approximately 9,300 square feet at PMI's facilities in Woburn, Massachusetts and Tarvin, United Kingdom. CardioTech believes that its current facilities are adequate for the next 3 months, after which the lease relating to these facilities will expire and CardioTech will need to seek replacement facilities. Although CardioTech believes that alternative facilities can be leased on acceptable terms, there is no assurance that CardioTech will be able to do so.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1998.

                                    PART II

Item 5. Market Information for Registrants Common Equity and Related Stockholder Matters

     The Common Stock began trading on the American Stock Exchange under the symbol "CTE" on June 12, 1996. Prior to that date, there was no established trading market for the Common Stock. The following table sets forth the high and low sales prices of the Common Stock for each of the last two fiscal years, as reported on the American Stock Exchange.

  Fiscal Year Ended March 31, 1997   High    Low
                                     ------  ---

June 30                              5-3/8   3-1/8
September 30                         3-3/8   1-1/2
December 31                         3-1/16  1-9/16
March 31                            2-9/16   1-3/4

Fiscal Year Ended March 31, 1998

June 30                             2-3/16   1-1/2
September 30                        4-9/16   1-1/2
December 31                         4-9/16   2-1/4
March 31                             2-3/4   1-1/2

     As of June 29, 1998, there were approximately 476 stockholders of record and 2,970 additional beneficial stockholders (stockholders holding Common
Stock in brokerage accounts). The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future.

Item 6.  CardioTech International, Inc. Selected Consolidated Financial Data

     The following are selected consolidated (i) statements of operations data for the Company for the fiscal years ended March 31, 1998, 1997, 1996, 1995, and 1994 and (ii) balance sheet data for the Company at March 31, 1998, 1997, 1996, 1995 and 1994. The Company became a stand-alone company on June 12, 1996 as a result of the Spin Off from PMI. The financial information set forth below for the periods prior to June 12, 1996, is intended to present management's estimate of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since its inception. Certain of the costs and expenses presented in these consolidated financial statements represent inter-company allocations and estimates of the costs of services provided by PMI and its subsidiaries. As a result, the consolidated financial statements presented may not be indicative of the results that would have been achieved had CardioTech operated as a non-affiliated entity.

                                                                YEAR ENDED MARCH 31,
                                             1998          1997          1996         1995         1994
                                         -----------   -----------   -----------   ----------   ----------
STATEMENT OF OPERATIONS DATA

Research Revenues                        $   872,521   $   570,676   $   228,806   $  407,510   $  285,876
Operating Expenses:
   Research & Development                  1,638,381     1,031,605       910,676      708,723      699,919
   Selling, General, & Administrative      1,118,233       903,016       512,926      297,727      375,886
                                         -----------   -----------   -----------   ----------   ----------

Total Operating Expenses                   2,756,614     1,934,621     1,423,602    1,006,450    1,075,805
                                         -----------   -----------   -----------   ----------   ----------

Net Loss                                 $(1,808,955)  $(1,655,572)  $(2,188,030)  $ (598,940)  $ (789,929)
                                         ===========   ===========   ===========   ==========   ==========
Loss per Common Share
  Basic & Diluted                        $     (0.42)  $     (0.42)  $     (0.77)  $    (0.21)  $    (0.28)
                                         ===========   ===========   ===========   ==========   ==========


AT MARCH 31
                                             1998          1997          1996         1995         1994
                                         -----------   -----------   -----------   ----------   ----------
Balance Sheet Data/(1)/
Total Current Assets                     $ 2,640,218   $ 2,535,285   $       504   $      504   $      504
Working Capital                            2,043,679     2,350,349           504          504          504
Total Assets                               3,039,638     2,782,787        35,694       44,150       52,222
Stockholders' Equity                         783,099     2,597,851        35,694       44,150       52,222

/(1)/Prior to June 12, 1996, all inter-company activity related to the Company's operations and all amounts receivable to and payable by the Company were processed by PMI, and the net amount was recorded as Due to Parent in Stockholders Equity, for the years 1994, 1995 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUE

     Research revenue consists of revenues from the sale of medical grade polyurethanes, research grants from the NIH and royalties from Bard Access Systems. Research revenue increased $301,845, or 53%, to $872,521 for the fiscal year ended March 31, 1998. Research revenues for the fiscal year ended March 31, 1997 increased $341,870, or 149%, to $570,676 from $228,806 for the 1996 fiscal year. The increases in both periods were primarily due to an increase in revenue derived from NIH grants, an increase in royalty revenues, and an increase in the company's sale of medical grade polyurethanes.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
     Research and development expenses consist principally of employment-related costs for scientific staff, facility costs, pre-clinical and clinical testing costs, costs related to on-going development efforts and NIH grant expenses. To date, all of the Company's research and development expenses have been charged to operations as incurred. Research and development expenses increased $606,776, or 59%, to $1,638,381 in the 1998 fiscal year and $120,929, or 13%, to
$1,031,605 in the 1997 fiscal year. The increases in both periods were primarily the result of expenditures related to clinical trials of the VascuLink Vascular Access Grafts in Europe and the NIH grants. Approximately 50% of the Company's expenditures relating to these NIH grants are contracted to outside hospitals and laboratories. The Company intends to increase its clinical trials sites for the Vasculink Vascular Access graft as well as beginning clinical trials on Myolink Peripheral Graft, and, therefore, anticipates that the cost of research and development will continue to increases in the 1999 fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative expenses consist principally of employment-related cost for executive, selling and administrative personnel, professional fees, consulting fees, system support costs, and other general and administrative expenses. Selling, general, and administrative expenses increased $215,217, or 24%, to $1,118,233 in the 1998 fiscal year and $390,090, or 76%, to $903,016 in the 1997 fiscal year. The increase in the selling, general, and administrative expenses in the 1998 fiscal year was principally due to increased costs as the Company continued to establish itself as a stand-alone company and incurred costs related to professional, legal, and consulting fees, as well as marketing and selling, investor relations and public reporting expenses. The increase in selling, general and administrative expenses in the 1997 fiscal year was principally due to additional costs incurred by the Company subsequent to the Spin-off, including expenses related to the establishment of a separate finance and accounting group, investor relations, and public reporting fees, rent, insurance and legal representation. The Company anticipates that selling, general, and administrative expenses will increase in the 1999 fiscal year due to growth in management systems and marketing and selling efforts.

OTHER INCOME AND EXPENSES
     Other income and expenses is comprised of interest income related to the Company's invested cash balances, offset by costs associated with the spin off. The Company generally invests its cash in money market accounts. The amount of interest income fluctuates based on the amount of funds available and the prevailing interest rates. Other income and expenses improved $366,765, to income of $75,138 for the 1998 fiscal year. During the 1997 fiscal year, other income and expenses decreased $701,607, or 71%, to an expense of $291,627. The 1997 expense balance included $393,879 in spin-off transaction costs offset by interest income of $102,897. The decrease in interest income for the year ended March 31, 1998 was primarily due to reduced money market balances due to operational cash flow needs.

PROVISION FOR INCOME TAXES

     The Company had no provision for income taxes for the 1996, 1997, and 1998 fiscal years due to the fact that it incurred net operating losses for these fiscal years. The Company has an operating loss carried forward for the period June 12, 1996 to March 31, 1998 of approximately $3,678,000. Losses for the periods prior to June 12, 1996 were consolidated with the results of PMI and, accordingly, CardioTech will not receive any benefit from net operating losses prior to June 12, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated revenues from the sale of vascular grafts, although it has received research revenues relating to its other biomaterial sales and from the NIH to support graft research. Since inception, funding has come from PMI and 7% Senior convertible notes with a face value of $1,660,000 issued on March 31, 1998. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty generate sufficient revenues to fund its continuing operations.

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

     CardioTech is currently conducting its operations with approximately $2,226,691 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through June 1999. However, CardioTech's spending level may increase depending on the Company's ability to raise additional capital.

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

Year 2000 Compliance

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its core existing business information systems correctly define the year 2000.

     The Company is in the process of contacting its major customers in a effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

Item 8.

INDEX OF FINANCIAL STATEMENTS                                              Page
Report of Independent Accountants                                          17

Consolidated Balance Sheets as of March 31, 1998 and 1997                  18

Consolidated Statements of Operations for each of the three years
in the period ended March 31, 1998.                                        19

Consolidated Statements of Stockholders' Equity for each of the
three years in the period ended March 31, 1998.                            20

Consolidated Statements of Cash Flows for each of the three years
in the period ended March 31, 1998.                                        21

Notes to Consolidated Financial Statements                            22 - 34

Exhibits                                                                   44

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of CardioTech International, Inc.:

     We have audited the accompanying consolidated balance sheets of CardioTech International, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. as of March 31, 1998 and 1997, and results of its operations and its cash flows for the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

     From inception to June 12, 1996 the Company was a majority-owned subsidiary of PolyMedica Corporation. As explained in Note B to the financial statements, for the period prior to June 12, 1996, certain of the costs and expenses in the financial statements represent inter-company allocations and management estimates of the costs of services provided by PolyMedica Corporation. As a result, the financial statements presented may not be indicative of the financial position or results of operations that would have been achieved had the Company operated as a non-affiliated entity.


                                                       Coopers & Lybrand L.L.P.

Boston, Massachusetts
May 27, 1998

                        CARDIOTECH INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET


                                                                MARCH 31, 1998           MARCH 31, 1997
                                                                --------------           --------------
Assets

Current Assets:
          Cash & Equivalents                                    $     2,226,691          $     2,346,366
          Accounts Receivable - Trade                                    58,707                    8,292
          Accounts Receivable - Other                                   328,318                   93,218
          Prepaid Expenses                                               26,502                   87,409
                                                                ---------------          ---------------

      Total Current Assets                                            2,640,218                2,535,285

          Property and Equipment, Net                                   187,654                  231,619
          Other Non-Current Assets                                      211,766                   15,883
                                                                ---------------          ---------------

      Total Assets                                                    3,039,638                2,782,787
                                                                ===============          ===============
      Liabilities and Stockholders' Equity

      Current Liabilities:
          Accounts Payable                                      $       161,243          $        50,860
          Accrued Expenses                                              435,296                  134,076
                                                                ---------------          ---------------

      Total Current Liabilities                                         596,539                  184,936

      Long Term Notes Payable                                         1,660,000                        -

      Stockholders' Equity

          Preferred stock, $.01 par value 5,000,000                           -                        -
           shares authorized, none issued or outstanding
          Common stock, $.01 par value 20,000,000
           shares authorized, 4,272,916 issued and
           outstanding at March 31, 1998 and 1997                        42,729                   42,729
          Additional Paid in Capital                                  8,232,579                8,232,579
          Accumulated Deficit                                        (7,495,630)              (5,686,675)
          Cumulative Translation Adjustment                               3,421                    9,218
                                                                ---------------          ---------------

          Total Stockholders' Equity                                    783,099                2,597,851
                                                                ---------------          ---------------

          Total Liabilities and Stockholders' Equity            $     3,039,638          $     2,782,787
                                                                ===============          ===============


The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED MARCH 31,
                                                            ---------------------
                                           1998                     1997                  1996
                                      -------------            -------------         -------------
Research Revenue                      $    872,521             $    570,676          $    228,806

OPERATING EXPENSES
 Research and Development                1,638,381                1,031,605               910,676
 Selling, General and Admin.             1,118,233                  903,016               512,926
                                      ------------             ------------          ------------

Total Operating Expenses                 2,756,614                1,934,621             1,423,602

OTHER INCOME AND EXPENSES
 Interest Income                            75,138                  102,270
 Spin Off Transaction Cost                                         (393,897)             (993,234)
                                      ------------             ------------          ------------

Net Loss                              $ (1,808,955)            $ (1,655,572)         $ (2,188,030)
                                      ============             ============          ============

Net Loss Per Common Share
Basic and Diluted                     $      (0.42)            $      (0.42)         $      (0.77)
                                      ============             ============          ============

Weighted Average Shares,
Basic and Diluted                        4,272,916                3,983,067             2,831,941


The accompanying notes are an integral part of the consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR YEARS ENDED MARCH 31, 1996, 1997, 1998

                                    Common Stock
                                    ------------                   Additional    Total         Currency        Stock-
                                  Number of             Due to     Paid in       Accumulated   Translation     holder
                                  Shares    Amount      Parent     Capital       Deficit       Adjustment      Equity
                                 --------------------------------------------------------------------------------------
Balance at March 31, 1995        2,831,491  $ 2,831  $ 1,884,392                 $(1,843,073)               $    44,150

   Net Loss                                                                       (2,188,030)                (2,188,030)
   Advance from Parent                   -        -    2,179,574             -             -            -     2,179,574
                                 ---------  -------  -----------    ----------   -----------   ----------   -----------
Balance at March 31, 1996        2,831,491    2,831    4,063,966             -    (4,031,103)           -        35,694

   Issuance of Common
   Stock to Parent               1,412,625   39,610            -     3,960,375             -            -     3,999,985

   Payment of Shared Spin-off
   Costs to Former Parent                -        -            -      (373,631)            -            -      (373,631)

   Forgiveness of Advances
   from Parent and Adjustment
   of APIC                               -        -   (4,063,966)    4,559,123             -            -       495,157

   Issuance of Common Stock
   Warrants                              -        -            -        15,000             -            -        15,000

   Issuance of Common Stock
   for Services                     28,800      288            -        71,712             -            -        72,000

   Effect of Cumulative
   Translation Adjustment                -        -            -             -             -        9,218         9,218

Net Loss                                 -        -            -             -    (1,655,572)           -    (1,655,572)
                                 ---------  -------  -----------    ----------   -----------   ----------   -----------
Balance at March 31, 1997        4,272,916   42,729            -     8,232,579    (5,686,675)       9,218     2,597,851

   Effect of Cumulative
   Translation Adjustment                -        -            -             -             -       (5,797)       (5,797)

Net Loss                                 -        -            -             -    (1,808,955)           -    (1,808,955)
                                 ---------  -------  -----------    ----------   -----------   ----------   -----------
Balance at March 31, 1998        4,272,916   42,729            -    $8,232,579   $(7,495,630)       3,421       783,099
                                 =========  =======  ===========    ==========   ===========   ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED MARCH 31,
                                                               1998                      1997                     1996
                                                          --------------            --------------           --------------
Cash flows from operating activities:
  Net Loss                                                   $(1,808,955)              $(1,655,572)             $(2,188,030)
  Adjustments to reconcile net loss to
   net cash flows from operating activities:
   Depreciation and Amortization                                  71,776                    63,965                    9,238
   Loss (gain)on disposal of Property & Equipment                 (2,500)                                             2,082
   Non Cash Expenses                                                                        66,000
    Changes in assets and liabilities
     Accounts Receivables                                       (285,515)                 (101,510)
     Prepaid Expenses                                             60,907                   (87,409)
     Accounts Payable                                            110,383                    50,860
     Accrued expenses                                            301,220                   134,076
     Increase in non-current assets                              (35,883)                  (15,883)
                                                          --------------            --------------           --------------

      Net cash flows from operating activities                (1,588,567)               (1,545,473)              (2,176,710)


Cash Flows from Investing Activities:
 Purchase of Property, and Equipment                             (28,936)                 (116,750)
 Proceeds from sale of Property and Equipment                      2,500
                                                          --------------            --------------           --------------
 Net Cash Flows from Investing Activities                        (26,436)                 (116,750)
                                                          ==============            ==============           ==============

Cash Flows from Financing Activities:
 Issuance of Convertible Notes Payable                         1,500,000
 Net proceeds from issuance of common stock                                              3,830,000
 Advance from parent                                                                       531,302                2,176,710
 Payment of spin-off costs                                                                (373,631)
                                                          --------------            --------------           --------------

      Net cash flows from financing activities                 1,500,000                 3,987,671                2,176,710
                                                          ==============            ==============           ==============

      Net increase in cash and cash equivalents                 (115,003)                2,325,448

      Effect of exchange rate changes on cash                     (4,672)                   20,414

      Cash and cash equivalents at beginning of
       period                                                  2,346,366                       504                      504
                                                          --------------            --------------           --------------

      Cash and cash equivalents at end of period             $ 2,226,691               $ 2,346,366             $        504
                                                          ==============            ==============           ==============

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

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     CardioTech's business, which is the basis for these financial statements, was a spin-off of a portion of the business of PolyMedica Corporation. ("PMI"). CardioTech was incorporated in March 1993. The accompanying financial statements for the year 1996 and the period April 1, 1996 through June 11, 1996 were derived from the historical books and records of PMI and include the assets, liabilities, revenues and expenses of CardioTech at historical cost.

     CardioTech's spun-off business operated as a division of PMI starting in 1990. In September 1993, PMI purchased certain assets of Newtec Vascular Products Limited ("Newtec"), a company that had conducted development work on small bore vascular grafts. Newtec operated as a division of PMI until June 1995, when it was incorporated as a wholly-owned subsidiary of CardioTech.

     The financial statements for the periods prior to June 12, 1996 are intended to present management's estimates of the results of consolidated operations and financial condition of CardioTech as if it had operated as a stand-alone company since inception. Certain of the costs and expenses for the periods prior to June 12, 1996 presented in these consolidated financial statements represent inter-company allocations and management estimates of the cost of services provided by PMI and its subsidiaries.

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

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

FUTURE OPERATIONS

     CardioTech's future growth will largely depend on its ability to raise additional capital to support research and development activities and to commercialize its vascular graft technology. CardioTech expects to continue to incur operating losses until vascular graft product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

     CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any intellectual property rights, competing technological and market developments, changes in CardioTech's development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. CardioTech is currently conducting its operations with approximately $2,226,691 in cash. CardioTech estimates such amounts will be sufficient to fund its working capital and research and development activities through June 1999.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

ACCOUNTS RECEIVABLE - OTHER

     Accounts Receivable - Other principally consist of revenue receivable from research and development work completed on National Institutes of Health Small Business Innovative Research Grants, and Royalty Income Receivable.

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

     During the year ended March 31, 1998 and 1997, the Company was the recipient of four Small Business Innovation Research (SBIR) grants, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized ratably over one year which properly matches costs with related revenues.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to expense as incurred.

DUE TO PARENT, ADVANCE FROM PARENT

     Prior to the June, 1996 Spin-Off, all inter-company charges related to CardioTech's operations and all amounts receivable to and payable by CardioTech were processed by PMI, and the net amount was recorded as Advance from Parent in Stockholders' Equity. Amounts due to parent were permanently invested by PMI in connection with the Common Stock Subscription Agreement discussed in Note C below.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and Leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years, and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciated thereon are removed from the accounts and related gains and losses are included in operations.

BASIC AND DILUTED EARNINGS PER SHARE

     The Company computes basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                           For the years ended March 31,
                                           -----------------------------
                                      In thousands, except for per share data

                                   1998                     1997             1996
                                   ----                     ----             ----
BASIC AND DILUTED EPS
Numerator:
 Net income (loss)                $(1,809)               $(1,656)          $(2,188)
                                  -------                -------           -------

Denominator:
 Common shares outstanding          4,272                  3,983             2,832
                                  -------                -------           -------

Basic and Diluted EPS             $ (0.42)               $ (0.42)          $ (0.77)
                                  =======                =======           =======


     Options to purchase 945,022 and 902,022 shares of common stock outstanding during the periods ended March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

     The Company has no income tax provision for the years ended March 31, 1998 and 1997.

DEBT ISSUANCE COST

     The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight line basis over the life of the debt.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in fiscal 1999. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

    The Company will also adopt Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" fiscal 1999. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company believes that adoption of this statement will not significantly change its segment reporting disclosures.

C.   ARRANGEMENTS WITH PMI AND SUBSIDIARIES:

     From CardioTech's inception until June 11, 1996, all facilities and support services, including research and administrative support, were provided by PMI. For these services, CardioTech was charged $1,792,500, $591,000 and $169,354 for the years ended March 31, 1996, 1995 and for the period April 1, 1996 to June 11, 1996, respectively. These charges represent an allocation of CardioTech's proportionate share of PMI's overhead costs by PMI using formulas which management believed were reasonable based upon CardioTech's use of facilities and services.

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

     CardioTech agreed to reimburse PMI 50% of certain expenses incurred in connection with the Distribution. CardioTech's portion of these expenses was approximately $374,000 and were incurred in the fiscal year 1997. There were no remaining spin-off costs in Fiscal year 1998.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

LICENSE AGREEMENT

     PMI granted to CardioTech an exclusive, perpetual, world-wide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PMI in the implantable devices and materials field (collectively, "PMI Licensed Technology"). PMI, at its own expense, will file patent or other applications for the protection of all new inventions formulated, made or conceived by PMI during the term of the license that related to PMI Licensed Technology and all such inventions will be part of the technology licensed to CardioTech. CardioTech, at its own expense, will file patent or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to PMI Licensed Technology and all such inventions shall be exclusively licensed to PMI for use by PMI in fields other than the implantable devices and materials field.

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

D.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             March 31, 1998   March 31, 1997
                                             --------------   --------------
Laboratory Equipment                            $ 333,057        $ 314,764
Furniture, Fixtures, and Office Equipment          70,879           60,236
Leasehold Improvements                             11,715           11,715
                                                ---------        ---------

Subtotal                                          415,651          386,715
Less Accumulated Depreciation                    (227,997)        (155,096)
                                                ---------        ---------

                                                $ 187,654        $ 231,619

Depreciation expense for Property and equipment for the fiscal years ended March 31, 1998, 1997, and 1996 was approximately $71,776, $63,965, and $9,238, respectively.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

E. ACCRUED EXPENSES:

Accrued Expenses consist of:

                                            1998             1997
                                        -----------      -----------
Legal and Professional Fee              $    92,454      $    52,746
Salaries and Benefits                       130,132           21,273
Research and Development                    202,956                0
Other                                         9,754           60,057
                                        -----------      -----------

                                        $   435,296      $   134,076
                                        -----------      -----------

F. INCOME TAXES

Income (loss) before income taxes was generated as follows in the years ended March 31:

                                   1998          1997
                                -----------   -----------
          United States         $(1,111,596)  $(1,122,167)
          Foreign                  (697,359)     (533,405)
                                -----------   -----------

                                $(1,808,955)  $(1,655,572)
                                -----------   -----------

A reconciliation between the Company's effective tax rate for continuing operations and the United States statutory rate is as follows:

                                               1998             1997
                                             --------         -------
               Expected federal tax rate     (34.00%)         (34.00%)
               State income taxes, net
               of federal tax benefit         (3.93)          ( 2.91)
               Change in
               Valuation Allowance            37.26            28.16
               Meals & Entertainment
               and Other Permanent
               Items                           0.67             8.75
                                              ------           ------
               Effective Tax Rate              0.00%            0.00%
                                              ------           ------


                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty or realizing the benefit of these assets. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1997:

          Deferred tax asset:
                                                      1998         1997
               Net Operating Loss                  $ 1,426,300   $ 755,600
               Tax Credits                                 400       2,800
                                                   -----------   ---------
                                                   $ 1,426,700   $ 758,400
                                                   -----------   ---------

          Deferred tax liabilities:
                                                       1998        1997

               Depreciation                        $    25,750   $  29,300
                                                   -----------   ---------
               Deferred Tax Liability                   25,750      29,300
                                                   -----------   ---------
               Valuation Allowance                 $(1,400,950)  $(729,100)
                                                   ------------  ---------

               Net Deferred Tax Assets             $     -0-     $      -0-
                                                   ------------  ---------

     As of March 31, 1998, the Company had Federal net operating loss carry forwards of approximately $2,594,000 available to offset future taxable income which begin to expire in 2010. The Company has Foreign net operating loss carry forwards of approximately $1,200,000.

G. STOCKHOLDERS' EQUITY:

     CardioTech was incorporated in March 1993 and issued 67,500 shares of Common Stock. Of the 67,500 shares, 60,000 shares were issued to PMI and 7,500 shares were issued to certain founders of CardioTech. There were 100,000 shares of Common Stock authorized for issuance.

     On March 19 and May 9, 1996, CardioTech amended its Article of Organization to: (i) effect a net 41.95 for one stock split of the Common Stock (reflecting a 54.7328 for one stock split effected on March 19, 1996 and a 0.76645 for one reverse stock split effected on May 9, 1996), (ii) increase the number of authorized shares of Common Stock to 20,000,000 shares and (iii) authorize a class of 5,000,000 shares of Preferred Stock. The consolidated financial statements have been restated to reflect these amendments.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

H. RELATED PARTY TRANSACTIONS:

     As of March 31, 1996, the following executive officers and directors of PMI owned a total of 314,623 shares (effected for stock split) of CardioTech:
Michael Szycher, Ph.D., Steven J. Lee, Arthur A. Siciliano, Ph.D., Andrew M. Reed, Ph.D., Eric G. Walters and Robert J. Zappa. See Note G.

I. LEASE AGREEMENT:

     On October 1, 1996, the Company signed a two (2) year lease agreement with PolyMedica Pharmaceuticals, (U.S.A.) Inc., the owner or lessor of the office, manufacturing and research facilities currently occupied by the Company in Woburn, Massachusetts and Tarvin, Cheshire, UK. The lease agreement replaces in its entirety the service agreement between PMI and the Company, signed in June 1996. The lease agreement expires on September 30, 1998. The lease agreement also provides for a two (2) year payback of approximately $20,000 in build out costs incurred by the landlord on behalf of the Company.

J. MAJOR CUSTOMERS:

     Customers comprising more than 10% of CardioTech's research revenues are shown as follows:

                                 Year Ended March 31,
                                 --------------------
                                  1998   1997   1996
                                  ----   ----   ----
Customer A                         26%    18%    33%
Customer B                         56%    73%    46%

K. COMMITMENTS AND LONG TERM OBLIGATIONS:

     The Company lease offices, laboratory and manufacturing space under a non-cancelable operating lease with PMI. Future minimum lease payments as of the end of fiscal 1998 are as follows:

     Fiscal Year(s):
          1998              92,959
                         ---------
          Total          $  92,959
                         ---------

Rent expenses for operating leases was $193,757, $158,013 and $0 for the years ended March 31, 1998, 1997 and 1996, respectively.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     On March 31, 1998, the Company issued $1,660,000, 7% Convertible Senior Notes with a maturity date of March 20, 2003 to Dresdner, Kleinwort Benston Private Partners LP ("DKB"). Interest will accrue annually and is payable quarterly in cash and/or additional Notes at the option of DKB.

     At any time prior to maturity, DKB may convert the Notes, in whole or part, plus accrued interest into Common Stock of the Company at a conversion price of $1.995 which is subject to adjustment in certain events.

     Prior to maturity, the Notes are redeemable by the Company at a premium which ranges from 105% to 100% of principal. Upon the occurrence of a change of control, DKB may require the Company repurchase the Notes at a premium which ranges from 105% to 100%. At maturity and under certain conditions, the Company may repay the Notes, plus accrued interest, by converting them, in whole or in part, into Common Stock of the Company at the conversion price.

     If the Company elects not to issue sufficient shares pursuant to the conversion, redemption or repayment of the Notes, the balance of any amounts due will be paid in cash, based upon the prevailing market price of the shares of Common Stock not issued.

     CardioTech has the right to issue to DKB an additional $840,000 in 7% Convertible Senior Notes, provided certain milestones are attained prior to September 30, 1998.

     Certain financial and other covenants exist including, but not limited to maintenance of working capital and positive net worth, maintenance of share listing on the AMEX (or other acceptable national exchange) and receipt of an unqualified audit opinion without a "going concern" paragraph. In the event of default the Notes may be accelerated.

L. STOCK OPTION DISCLOSURE:

     CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996, a total of approximately 1,167,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the Common Stock at date of grant. The options vest over 4 years. In the event that Non Qualified Options are granted under the Plan the exercise price may be less than the fair market value of the Common Stock at time of grant (but not less than par value). On October 1, 1996, the Compensation Committee of the Board of Directors of the Company, which administers the Plan, repriced stock options to purchase 866,208 shares of Common Stock, at the fair market value on the date of repricing.

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. SFAS 123, issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

Activity under the Plans for the year ended March 31, 1998 is as follows:

                                                            WEIGHTED AVERAGE
                                        NUMBER OF SHARES     EXERCISE PRICE
                                        ----------------     --------------
Outstanding March 31, 1996                           -                -
Granted                                      1,768,230            $3.17
Canceled                                       866,208             $.41
Exercised                                            -                -
Outstanding March 31, 1997                     902,022            $1.98
Granted                                         57,854            $2.01
Canceled                                       (14,854)           $1.94
Exercised                                            -                -
                                             ---------           ------
Outstanding March 31, 1998                     945,022            $1.98

Summarized information about stock options outstanding at March 31, 1998 is as follows:

                                                                ---- EXERCISABLE ----
                                       AVERAGE     WEIGHTED                 WEIGHTED
                       NUMBER OF      REMAINING     AVERAGE                  AVERAGE
    RANGE OF           OPTIONS       CONTRACTUAL    EXERCISE    NUMBER OF    EXERCISE
 EXERCISE PRICES      OUTSTANDING        LIFE        PRICE       OPTIONS      PRICE
    $1.75-2.56          930,022           8.6        $1.91       590,447      $1.94
      $4.55              15,000           3.6        $4.55        15,000      $4.55

        Options exercisable at March 31, 1998 and March 31, 1997 were 605,447 and 401,409 respectively.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     The fair value of each option granted during the fiscal years 1998 and 1997, is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           1998    1997
                                                           ----    ----
Dividend yield............................................ none    none
Expected volatility....................................... 78%     65%
Risk-free interest rate................................... 6.2%    6.3%
Expected life............................................. 4       4

Weighted average fair value of options granted at fair value during:
1998...................................................... $1.67
1997...................................................... $1.48

Had compensation cost for the Company's 1998 and 1997 stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                                         NET INCOME PER
                                           NET INCOME  FULLY DILUTED SHARE
                                           ----------  -------------------
As reported:
1998..................................... $(1,808,955)       $(0.42)
1997.....................................  (1,655,572)        (0.42)

Pro forma:
1998..................................... $(2,159,024)       $(0.51)
1997.....................................  (2,633,592)        (0.66)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

M.  WARRANTS:

     In connection with the Spin Off, the Company issued warrants (the "Warrants") to John Hancock Mutual Life Insurance Company to purchase up to 255,100 shares of Common Stock at $3.70 per share. The Warrants are exercisable beginning on June 19, 1996 and expire on January 31, 2000. As a result of the antidilutive provisions, CardioTech is required to issue additional warrants to John Hancock when additional common shares or common share equivalents are issued to third parties at a price lower than the exercise price. On March 31, 1998 the exercise price of the Warrants was adjusted to $3.41 per share and the number of shares subject to the Warrants was adjusted to 276,656 shares.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


N. EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

O. SUBSEQUENT EVENTS

     On April 1, 1998 the Company's wholly owned subsidiary CardioTech International, Ltd., signed a collaborative research and development agreement with the Royal Free Hospital School of Medicine. This research and development is funded by a loan of GBP 252,942 ($424,765) from Freemedic PLC, a subsidiary of the Royal Free Hospital, to CardioTech International, Ltd. The loan has a fixed rate of interest of 10% and both principal and interest are payable in full before April 01, 2000.

     The loan is convertible, at Freemedic's option, into Common Stock of the Company at $3.70 per share from April 1, 1998 until March 20, 2000. During this period, the loan is also convertible at the Company's option into Common Stock of the Company at $3.70 per share, provided that the market price for the Company's Common Stock exceeds $3.70 from the day that the Company gives notice of such conversion until seven business days thereafter. The loan is secured by a pledge of all the assets of CardioTech International, Ltd. and is guaranteed by the Company.

                                            For the years ended March 31,
                                            -----------------------------
                                        In thousands, except for per share data

                                   1998                     1997             1996
                                   ----                     ----             ----
BASIC AND DILUTED EPS
Numerator:
 Net income (loss)                $(1,809)               $(1,656)          $(2,188)
                                  -------                -------           -------

Denominator:
 Common shares outstanding          4,272                  3,983             2,832
                                  -------                -------           -------

Basic and Diluted EPS             $ (0.42)               $ (0.42)          $ (0.77)
                                  =======                =======           =======


     Options to purchase 945,022 and 902,022 shares of common stock outstanding during the periods ended March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Item 9. Changes In and Disagreements with Accountants on a Accounting and Financial Disclosure

     There have been no changes in accounts or disagreements with accountants on accounting and financial disclosure matters.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


     The information required by this item will be set forth under the section entitled "Management" and "Section 16 (A) Beneficial Ownership Reporting Compliance" in the Company's 1998 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1998, and is incorporated herein by reference.


Item 11.  Executive Compensation

     The information required by this item will be set forth under the section entitled "Executive Compensation" in the Company's 1998 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1998, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be set forth under the section entitled "Share Ownership" in the Company's 1998 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1998, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information required by this item will be set forth under the section entitled "Certain Relationships and Related Transactions" in the Company's 1998 definitive proxy statement to be filed pursuant to Regulation 14A not later than July 29, 1998, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following are filed as part of this Form 10-K:

     (1)  Financial Statements:
          For a list of financial statements which are filed as part of this Form 10-K, See Page 16.
     (2)  Financial Statement Schedules:
          All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements as notes thereto.
     (3)  Exhibits

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

     10.4 CardioTech 1996 Employee, Director and Consultant Stock Option Plan, as amended.

     10.5 Employment Agreement of Michael Szycher, dated March 26, 1998.

     10.6 Employment Agreement of Alan Edwards, dated March 24, 1998.

     10.7 Service Agreement of Alan Edwards, dated March 24, 1998.

     10.8 Warrant issued by CardioTech to John Hancock Mutual Life Insurance Company was filed as Exhibit 10.8 of the Form 10 and is incorporated herein by reference.

     10.9 Letter Agreement between CardioTech, PMI, and John Hancock Mutual Life Insurance Company was filed as Exhibit 10.9 and is incorporated herein by reference.

     10.10 Development, Supply and License Agreement between PMI and Bard Access Systems, dated November 11, 1992, was filed as Exhibit 10.10 of the Form 10 and is incorporated herein by reference.

     10.11 Lease Agreement between CardioTech and Cummings Properties Management, Inc., dated June 26, 1998.

     10.12 Loan and Option Agreement dated as of March 31, 1998 and among CardioTech, CardioTech International Ltd. ("CTI, Ltd."), the Royal Free Hospital School of Medicine ("Royal Free Hospital") and Freemedic PLC ("Freemedic").

     10.13 CTI, Ltd and Royal free Hospital Research Agreement in respect of the Development of Vascular Grafts, dated April 1, 1998.

     10.14 Freemedic and CTI, Ltd. License Agreement, dated as of April 1, 1998.

     10.15 Note Purchase Agreement dated as of March 31, 1998 between CardioTech and Dresdner Kleinwort Benson Private Equity Partners, LP ("Kleinwort Benson") was filed as Exhibit 99.1 to CardioTech's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 15, 1998 and is incorporated herein by reference.

     10.16 7% Convertible Senior Note dated as of March 31, 1998 between CardioTech and Kleinwort Benson was filed as Exhibit 99.2 to CardioTech's Form 8-K filed with the Commission on April 15, 1998 and is incorporated herein by reference.

     21    Subsidiaries of CardioTech

     23    Consent of Coopers & Lybrand L.L.P.

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K filed with the Commission on April 15, 1998 reporting the transactions with Kleinwort Benson and with Freemedic.

(c)  See (3) above.

(d)  See (2) above.

                                  Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 1998     CardioTech International, Inc.

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

Dated: June 29, 1998     /s/ Michael Szycher
                         -------------------
                         Michael Szycher
                         Chairman, Chief Executive Officer
                         (Principal Executive Officer)

Dated: June 29, 1998     /s/ John E. Mattern
                         -------------------
                         John E. Mattern
                         Chief Financial Officer, Chief Operating
                         Officer (Principal Financial and
                         Accounting Officer)

Dated: June 29, 1998     /s/ Jonathan Walker
                         -------------------
                         Jonathan Walker
                         Director

Dated: June 29, 1998     /s/ Alan Edwards
                         ----------------
                         Alan Edwards
                         Director

Dated: June 29, 1998     /s/ Michael Barretti
                         --------------------
                         Michael Barretti
                         Director

                              INDEX FOR EXHIBITS

EXHIBIT                                                               PAGE
10.4      CardioTech 1996 Employee, Director
          and Consultant Stock Option Plan, as amended.

10.5 Employment Agreement of Michael Szycher, dated March 26, 1998.

10.6      Employment Agreement of Alan Edwards,
          dated March 24, 1998.

10.7      Service Agreement of Alan Edwards, dated March 24, 1998.

10.11     Lease Agreement between CardioTech and Cummings
          Properties Management, Inc., dated June 26, 1998.

10.12 Loan and Option Agreement dated as of March 31, 1998 by and among CardioTech, CardioTech International Ltd.
          ("CTI, Ltd."), the Royal Free Hospital School of
          Medicine ("Royal Free Hospital") and Freemedic PLC
          ("Freemedic").

10.13 CTI, Ltd. and Royal Free Hospital Research Agreement in respect of the Development of Vascular Grafts, dated as of April 1, 1998.

10.14 Freemedic and CTI, Ltd. License Agreement, dated as of April 1, 1998.

21        Subsidiaries of CardioTech

23        Consent of Coopers & Lybrand L.L.P.

27        Financial Data Schedule

