Form 10-Q
period 1998-06-30
CARDIOTECH INTERNATIONAL INC
filed 1998-08-13
CIK 1011060

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                         Commission File No.  0-28034
                                              --------

                        CardioTech International, Inc.
                        -----------------------------
            (Exact name of registrant as specified in its charter)



        Massachusetts                                      04-3186647
  -----------------------------                        ------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)



  11 State Street, Woburn, Massachusetts                          01801
-----------------------------------------                       ---------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code         (617) 933-4772
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X   No
                                               ------     ------

The number of shares outstanding of the registrant's class of Common Stock as of August 12, 1998 was 4,272,916. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                              TABLE OF CONTENTS



                                                                          Page
                                                                          -----
PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

           Condensed Consolidated Balance Sheets at
             June 30, 1998, unaudited, and March 31, 1998                   3

           Condensed Consolidated Statements of Operations
             for the three months ended
             June 30, 1998, and 1997, unaudited                             4

           Condensed Consolidated Statements of Cash Flows
             for the three months ended
             June 30, 1998 and 1997, unaudited                              5

           Notes to Condensed Consolidated Financial Statements             6

Item 2  -  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        8-11

PART II -  OTHER INFORMATION

Item 5 - Other Information                                                  12

Item 6 - Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        CARDIOTECH INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED
                                BALANCE SHEETS


                                                       JUNE 30, 1998      MARCH 31, 1998
                                                       -------------     ----------------
                                                        (unaudited)
ASSETS

Current Assets:
    Cash and Cash Equivalents                         $    2,048,009       $    2,226,691
    Accounts Receivables--Trade                               46,434               58,707
    Accounts Receivables--Other                              367,896              328,318
    Prepaid Expenses                                          11,902               26,502
                                                      --------------       --------------

    Total Current Assets                                   2,474,241            2,640,218

    Property and Equipment, net                              194,971              187,654

    Other non-current assets                                 241,569              211,766
                                                      --------------       --------------

        Total Assets                                  $    2,910,781       $    3,039,638
                                                      ==============       ==============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
    Accounts Payables                                 $      186,904       $      161,243
    Accrued Expenses                                         327,360              435,296
                                                      --------------       --------------

        Total Current Liabilities                            514,264              596,539


        Property and Equipment, net
Long Term Obligations
 7% convertible senior notes due 2003                 $    1,660,000            1,660,000
 10% convertible subordinated notes due 2000                 421,831
Stockholders' Equity:
    Preferred stock, $.01par value; 5,000,000 shares
      authorized, none issued or outstanding
    Common Stock, $.01 par value; 20,000,000
      shares authorized, 4,272,916 issued and
      outstanding at both June 30, 1998 and
      March 31, 1998, respectively                            42,729               42,729
    Additional Paid in Capital                             8,232,579            8,232,579
    Accumulated Deficit                                   (7,962,785)          (7,495,630)
    Cumulative Translation Adjustment                          2,163                3,421
                                                      --------------       --------------
        Total Stockholders' Equity                           314,686              783,099
                                                      --------------       --------------
        Total Liabilities and Stockholders' Equity    $    2,910,781       $    3,039,638
                                                      ==============       ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                 Three Months Ended
                                          June 30, 1998     June 30, 1997
                                          -------------     -------------
Research Revenue                             $  278,343       $   85,582

Operating Expenses
   Research and Development                     485,412          302,965
   Selling, General and Administrative          244,175          252,369
                                             ----------       ----------
Total Operating Expenses                        729,587          555,334
                                             ----------       ----------

Other Income and Expenses
   Interest Expense                             (39,718)               -
   Interest Income                               23,807           27,155
                                             ----------       ----------
                                                (15,911)          27,155
                                             ----------       ----------

Net Loss                                     $ (467,155)      $ (442,597)
                                             ==========       ==========

Net Loss Per Common Share Basic and Diluted  $    (0.11)      $    (0.10)
                                             ==========       ==========

Basic and Diluted
Weighted Average Number of
   Shares Outstanding                         4,272,916        4,272,916


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Three months ended June 30,
                                                                     1998                  1997
                                                                    ------                -----
Cash flows from operating activities:
    Net Loss                                                    $   (467,155)         $  (442,597)
    Adjustments to reconcile net loss to
      net cash flows from operating activities:
      Depreciation and Amortization                                   23,700               15,671
      Changes in assets and liabilities
        Accounts receivable                                          (27,305)             (22,810)
        Prepaid expenses                                              14,600               44,227
        Accounts payable                                              25,661               39,364
        Accrued expenses                                            (107,936)             (51,388)
                                                                ------------          -----------

          Net cash flows from operating activities                  (538,435)            (417,533)
                                                                ============          ===========

Cash flows from investing activities:
    Increase in non-current assets                                   (39,597)                   -
    Purchase of property, plant and equipment                        (19,284)              (1,834)
                                                                ------------          -----------
    Net cash flows from Investing activities                         (58,881)              (1,834)
                                                                ============          ===========

Cash flows from financing activities:
    Issuance of notes payable                                        421,831                    -
                                                                ------------          -----------

          Net cash flows from financing activities                   421,831                    -
                                                                ============          ===========

          Effect of exchange rate changes on cash                     (3,197)              (3,768)
                                                                ============          ===========

          Net increase in cash and cash equivalents                 (178,682)            (423,135)
                                                                ------------          -----------

          Cash and cash equivalents at beginning of period         2,226,691            2,346,366
                                                                ------------          -----------

          Cash and cash equivalents at end of period            $  2,048,009          $ 1,923,231
                                                                ============          ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH  INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by CardioTech International, Inc. ("the Company" or "CardioTech"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 1998, included in the Company's Annual Report to shareholders.

2. Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 porting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Financial statements for prior periods have been restated.

  The Company's total comprehensive income was as follows:



                                               For The Three Months Ended
                                                        June 30,
                                               ----------------------------
                                                  1998              1997
                                               ----------        ----------
Net income                                      (467,155)         (442,597)

Other comprehensive expense,  net of tax:
Currency translation adjustment                   (1,258)           (4,439)
                                                ---------         ---------
Total other comprehensive expense                 (1,258)           (4,439)
                                                ---------         ---------
Total comprehensive income                      (468,413)         (447,036)
                                                =========         =========



3. On April 1, 1998 the Company's wholly owned subsidiary CardioTech International, Ltd., signed a collaborative research and development agreement with the Royal Free Hospital School of Medicine. This research and development is funded by a loan of GBP 252,942 from Freemedic PLC, a subsidiary of the Royal Free Hospital, to CardioTech International, Ltd. The loan has a fixed rate of interest of 10% and both principal and interest are payable in full before April 01, 2000.

     The loan is convertible at Freemedic's option, into Common Stock of the Company at $3.70 per share from April 1, 1998 until March 20, 2000. During this period, the loan is also convertible at the Company's option into Common Stock of the Company at $3.70 per share, provided that the market price for the Company's Common Stock exceeds $3.70 from the day that the Company gives notice of such conversion until seven business days thereafter. The loan is secured by a pledge of all the assets of CardioTech International, Ltd. and is guaranteed by the Company.

4. The Company computes basic and diluted earnings per share ("ESP") in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

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

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of
Operations:

                                      For the quarters ended June 30,
                                         1998                  1997
                                         ----                  ----
                                           In thousands, except
                                           for per share data
BASIC AND DILUTED EPS

Numerator:
 Net income (loss)..................    $   (467)            $  (443)
Denominator:

 Common shares outstanding..........       4,273               4,273
                                        --------             -------

Basic and Diluted EPS...............    $  (0.11)            $ (0.10)

Options to purchase 1,064,730 and 911,876 shares of common stock outstanding during the periods ended June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Woburn, Massachusetts and Tarvin, Cheshire, United Kingdom. CardioTech was spun off by PolyMedica Industries, Inc. (PMI) in June, 1996.

RESULTS OF OPERATIONS:


     Comparison for the Three Months Ended June 30, 1998 and 1997.

     Research revenues for the quarter ended June 30, 1998 were $278,343, compared to $85,582 for the quarter ended June 30, 1997, an increase of $192,761, or 225.2%. This increase was primarily generated by higher research revenues ($107,031) earned under research grants from the National Institute of Health ("NIH"), higher sales of medical grade polyurethanes ($50,229) and increased earned royalty income ($37,501).

     Research and development expenses for the quarter ended June 30, 1998 were $485,412, compared to $302,965 for the quarter ended June 30, 1997, an increase of $182,447, or 60.2%. This increase was principally due to increased cost of European clinical trials ($113,200), increased production cost of medical grade polyurethanes and clinical materials ($70,318) and increased travel expenses.

     Selling, general and administrative expenses for the quarter ended June 30, 1998 were $244,175, compared to $252,369, for the quarter ended June 30, 1997, a decrease of $8,194 or 3.3%. This decrease was primarily due to lower outside consultant and service charges ($12,130) offset by higher salary costs ($4,446).

     Other income and expenses for the quarter ended June 30, 1998 were expenses of $15,911 compared to income of $27,155 for the quarter ended June 30, 1997. The Company incurred $39,718 of interest expense on loans. Interest expense was partially offset by interest income of $23,807. In the quarter ended June 30, 1997 the Company earned interest income of $27,155.

LIQUIDITY AND CAPITAL RESOURCES


     The Company used $538,435 to fund operations during the three months ended June 30, 1998, compared to $417,533 for the three months ended June 30, 1997. The principal use of funds for the three months ended June 30, 1998 was to fund a net loss of $467,155, a pay down of current liabilities of $82,275, increases in accounts receivable of $27,305, the purchase of machinery and equipment for $19,284, and an increase in non current assets of $39,597. These uses were partially offset by a decrease in prepaid expenses.

     CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterial sales and from the NIH to support graft research. Since inception, funding has come from PolyMedica Corporation, 7% Senior convertible notes with a face value of $1,660,000 issued on March 31, 1998, and a 10% convertible loan from Freemedic in the amount of GBP 252,942, approximately $420,000. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

     CardioTech is currently conducting its operations with approximately $2,048,000 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through June 1999. However, CardioTech's spending level may increase depending on the Company's ability to raise additional capital.

     Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTech's business through March 31, 1996, PolyMedica Corporation has funded approximately $4.0 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on availablity of cash.

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

     The Company's shares are currently listed and traded on the American Stock Exchange ("AMEX"). To continue listing on the AMEX the Company must obtain additional equity funds to satisfy normal minimum listing requirements. If these funds are not obtained, there is no assurance that the Company will be able to maintain it's listing on the AMEX.

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

  ChronoFlex(R) is a registered trademark of PolyMedica Corporation that has
  -------------
  been licensed to CardioTech.

YEAR 2000 COMPLIANCE

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

     The Company has conducted a review of its information systems to determine the extent of any Year 2000 problem. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its core existing business information systems correctly define the year 2000.

     The Company is in the process of contacting its major customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received on or before April 1, 1999. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than July 5, 1999 and no earlier than June 7, 1999. All stockholder proposals should be marked for the attention of: Clerk, CardioTech International, Inc., 11 State Street, Woburn, Massachusetts 01801.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

         Exhibit 27   Financial Data Schedule


(b)  Reports on Form 8-K

         On April 15, 1998 the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing that (i) on March 31, 1998 the Company issued and sold to Dresdner Kleinwort Benson Private Equity Partners LP $1,660,000 principal amount of 7% Convertible Senior Notes due 2003 and (ii) on April 1, 1998, pursuant to a Loan and Option Agreement dated April 1, 1998 by and among the Company, CardioTech International Ltd. ("CTI Ltd.") and the Royal Free Hospital School of Medicine and Freemedic PLC (together with its affiliates, "Freemedic") Freemedic, CTI Ltd. borrowed (pound sterling) 252,942 from Freemedic.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CardioTech International, Inc.


                         /s/ Michael Szycher
                         ----------------------------------------
                         Michael Szycher, Ph.D.
                         Chairman and Chief Executive Officer



                         /s/ John Mattern
                         ----------------------------------------
                         John E. Mattern
                         Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)



Dated: August 13, 1998