Form 10-K/A
period 1998-03-31
CARDIOTECH INTERNATIONAL INC
filed 1998-10-22
CIK 1011060

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1998

                         Commission File No.  0-28034
                         ----------------------------

                        CARDIOTECH INTERNATIONAL, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


          Massachusetts                                       04-3186647
   State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                          Identification No.)

  78E Olympia Avenue, Woburn, Massachusetts                          01801
  (Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code          (781) 933-4772

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X   No
                                                      -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

     As of June 25, 1998, 4,272,916 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant(without admitting that any person whose shares are not included are affiliates) was $8,131,112, based on the last sale price as reported on the American Stock Exchange on such date.

                         CARDIOTECH INTERNATIONAL, INC.





     Part I, Items 1. and 2. to the CardioTech International, Inc. Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 1998 for the fiscal year ended March 31, 1998, are hereby deleted and replaced with
Part I, Items 1. and 2. included in this Amendment No. 1.

                         CARDIOTECH INTERNATIONAL, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CardioTech is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are used to provide access for patients undergoing hemodialysis treatments. The Company is developing three types of layered, microporous small bore vascular grafts: (i) a vascular access graft, called the VascuLink Access Graft; (ii) a peripheral graft, called the MyoLink Peripheral Graft, and (iii) a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft.

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

     CardioTech is developing its grafts using specialized ChronoFlex polyurethane materials that it believes will provide significantly improved performance in the treatment of arterial disorders. The grafts have three layers similar to natural arteries designed to replicate the physical characteristics of human blood vessels.

     Additionally, through its CT Biomaterials division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames:
ChronoFlex, ChronoThane, HydroThane and ChronoFilm.

     CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PolyMedica Corporation ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., certain polyurethane patents relating to the Chronoflex technology (the "Joint Technology"). PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of the Joint Technology for use in the Implantable Devices and Materials Field.

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed (the "Spin Off") all of the shares of CardioTech's Common Stock that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and also has production facilities in Brymbo, Wrexham, U.K.

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

     The Company is currently conducting clinical trials of the VascuLink Graft in Holland, France and Sweden with patients undergoing routine hemodialysis treatment. The Company's clinical trials will compare patency and complication rates of the Company's VascuLink Graft with ePTFE grafts. The clinical trial in Holland began in November 1996 at one site, the clinical trial in France began in June 1997 at three sites and the clinical trial in Sweden began during the first three months of 1998 at two sites. The clinical trials in Holland, France and Sweden involve an aggregate of up to 60 patients. There can be no assurance that the Company's clinical trials will be successful.

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

     However in over 40% of all atherosclerosis patients, the saphenous veins are deemed unsuitable, making it necessary to use a vein constructed from artificial materials. The Company is designing the MyoLink Peripheral Graft that it is developing to be suitable for providing needed circulation from the upper thigh, across the knee and into the mid calf. In order to accommodate the bend at the knee, CardioTech has designed the MyoLink graft to be "non-kinking." Further, CardioTech believes that it has the expertise and capability to manufacture a graft that tapers from an inside diameter of approximately 6mm for the portion above the knee to an inside diameter of approximately 4mm for the portion below the knee, roughly the same dimensions as the natural artery. The Company is currently conducting pre-clinical development studies of the MyoLink Graft at its Brymbo, Wrexham, UK facility.

     On April 1, 1998, the Company, through its wholly owned subsidiary , CardioTech International, Ltd. ("CTI Ltd."), entered into a two year research collaborative with The Royal Free Hospital School of Medicine (University of London) ("Royal"), which relates to the investigation and clinical trials of the MyoLink graft and the clinical evaluation of endothelial cell-seeding of peripheral vascular grafts. This research, if successfully commercialized may result in the payment of royalties to the Royal Free Hospital. The research is being funded by a loan of (Pounds)252,942 (or $429,875 as of September 30, 1998) (the "Loan") from Freemedic PLC, a subsidiary of Royal (together with Royal, "Freemedic"), to CTI, Ltd. The Loan, plus accrued interest, is convertible under certain conditions, at either the Company's or Freemedic's option, into Common Stock of the Company at a conversion price of $3.70 per share. Freemedic may terminate the collaboration at any time upon a material breach by the Company of any obligation under the collaboration agreement or upon any event of default under the Loan agreement.

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

BIOMATERIALS

     CardioTech also develops, manufactures and sells a range of polymer-based materials customized for use in the manufacture of certain medical devices to other medical device manufacturers. CardioTech sells these custom polymers under the tradenames ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld. The Company also provides development services relating to biomaterials to medical device customers. In 1992, PMI entered into a long term development and materials supply agreement with Bard Access Systems, Inc. pursuant to which Bard purchases several formulations of ChronoFlex for use in the manufacture of a line of catheters and implantable vascular access ports that are used to deliver doses of pharmaceuticals over an extended period of time or to deliver chemotherapy agents to specific organs. PMI assigned this agreement to CardioTech prior to the Spin Off.

     CardioTech also manufactures and sells its proprietary HydroThane biomaterials to medical device manufacturers that are evaluating HydroThane for use in their products. HydroThane is a thermoplastic, water-absorbing, polyurethane elastomer, that possesses properties that CardioTech believes make it well suited for the complex requirements of a variety of catheters. In addition to its physical properties, CardioTech believes HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility. When hydrated, HydroThane has elastic properties similar to living tissue.

     During the fiscal year ended March 31, 1998, the Company was the recipient of two Small Business Innovation Research grants awarded by National Institutes of Health ("NIH") to support the Company's research and development programs.

     Research revenues related to biomaterials were approximately $278,343, $872,521 and $570,676 for the three months ended June 30, 1998 and the years ended March 31, 1998 and 1997, respectively. For the year ended March 31, 1998, 26% and 56% of research revenues were generated from Bard Access Systems, Inc. and the NIH, respectively. For the three months ended June 30, 1998, 22.5% and 48.9% of research revenues were generated from Bard Access Systems, Inc. and the NIH, respectively.

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

     CardioTech will compete with products offered by W.L. Gore and Associates ("W.L. Gore"), Impra, Inc. ("Impra"), Corvita Corporation ("Corvita") and Thoratec Corporation ("Thoratec"). CardioTech believes that W.L. Gore and Impra, whose synthetic graft products have been sold in the United States and worldwide for many years, sell approximately 90% of the intermediate diameter peripheral synthetic vascular grafts and vascular access grafts used throughout the world. While CardioTech believes that the attributes of its vascular grafts will allow it to compete effectively, both W.L. Gore and Impra can be expected to defend their market positions vigorously, and both have substantially greater financial, technical and other resources than CardioTech. Corvita is developing a broad range of polyurethane based synthetic vascular grafts, including vascular access grafts and has commenced clinical trials of certain of its synthetic vascular graft products in both the United States and Europe.
Thoratec has developed a small bore polyurethane vascular access graft and has begun limited clinical trials in the United States and foreign countries. In addition, Thoratec has begun to sell its product in Japan and has affixed a CE Mark on its product which enables it to sell the product throughout Europe. Furthermore, the Joint Technology may be licensed or otherwise made available to competitors of CardioTech.

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

RESEARCH AND DEVELOPMENT

     CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (i) development costs, (ii) product need, (iii) third-party interest and funding availability and (iv) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce vascular access graft and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and Development expenditures for the three months ended June 30, 1998 and for the years ended March 31, 1998, 1997 and 1996 were $485,412, $1,638,381, $1,031,605 and $910,676, respectively.

GOVERNMENT REGULATION

     The sale of medical products throughout Europe is extensively regulated by European Community Law. The Company believes that the sale of its products in European nations will be subject to the requirements of the newly adopted European Medical Device Directive ("EMDD") which provides that medical devices may not be sold in any European country unless the medical device displays a CE Mark. The CE Mark denotes conformity with European standards for safety and allows certified medical devices to be placed on the market in all European countries.

     In order to obtain a CE Mark, a manufacturer of medical devices must meet
(i) the essential safety requirements of the EMDD, (ii) maintain a technical file consisting of all research data and information about the medical device,
(iii) adopt a conformity route for its product and (iv) choose a Notified Body, an independent third party, who will be responsible for reviewing the manufacturer's technical file to verify that the manufacturer has addressed the requirements of the EMDD and has satisfied certain clinical trial requirements. In addition, a manufacturer must obtain ISO 9001 certification, a certification that a manufacturer's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Once a Notified Body has concluded (i) that it has reviewed the manufacturer's technical file and that the manufacturer has addressed the essential requirements of the EMDD and (ii) that the manufacturer is ISO 9001 compliant, the manufacturer may declare that its products are in conformity with the EMDD and affix a CE Mark to its medical device.

     The Company is currently conducting clinical trials of the VascuLink Graft in the Holland, France and Sweden with patients undergoing routine hemodialysis treatment. The results of these clinical trials will be placed in the Company's technical file that is reviewed by a Notified Body. The Company has selected Lloyd's Register Quality Assurance, Ltd. ("Lloyds") to serve as the Company's Notified Body. In December 1997, Lloyd's reviewed the Company's operations and awarded the Company with an ISO 9001 Certification. This Certification applies to all of the Company's products that are in development. In August 1998, Lloyd's conducted an ongoing review of the Company's operations and again concluded that the Company's operations were in compliance with ISO 9001. The Company anticipates that in mid-November 1998 Lloyds will review the Company's technical file for the Company's vascular graft to assess if the file meets the essential requirements of the EMDD. Upon completion of this review, if Lloyds concludes that the technical file complies with the essential requirements of the EMDD, CardioTech will make a declaration of conformity and affix a CE Mark on the VascuLink Graft, enabling the Company to begin to sell the VascuLink Graft throughout Europe.

     There can be no assurance that the Company will be able to obtain or maintain regulatory approval or clearance for its products in Europe. Failure to obtain or maintain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

     CardioTech's research and development activities are also subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. In the United States, the development, manufacturing and marketing of synthetic vascular grafts are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act. Synthetic vascular grafts are subject to rigorous FDA regulation, including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a medical device is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

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

EXCHANGE LISTING

     The Company's outstanding stock is currently listed on the AMEX under the symbol "CTE." However, there can be no assurance that these shares will not be delisted by the AMEX. The determination by AMEX to delist a company is not based on a precise mathematical formula, but rather on a review of all relevant facts and circumstances in light of the AMEX's policies. The AMEX will normally consider delisting securities of a company which (i) has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or
(ii) has sustained losses which are so substantial to its overall operations or its existing financial resources, or if its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature. As of June 30, 1998 the Company had stockholders' equity of $314,686, and had losses in all three of its most recent fiscal years. If the Company is unable to increase its stockholders' equity and its net losses continue, the Company must be delisted. Failure of the Company to maintain the listing of its Common Stock on AMEX will constitute an event of default under the $1,718,608 senior notes issued by the Company to Dresdner Kleinwort Benson Private Equity Partners, LP ("DKB") and entitle DKB to demand immediate payment of the senior notes. Upon such a default, actions taken by DKB may result in a default under the Freemedic Loan. At this time, the Company is unable to repay such indebtedness.

     Furthermore, delisted securities would probably trade in the over-the-counter markets. The liquidity of securities traded in the over-the-counter markets may be impaired, not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage and lower prices.

EMPLOYEES

     As of September 1998, the Company has 12 full-time employees. Of these full-time employees, 5 are in research and development, 3 are in manufacturing and production, and 4 are in management, administrative, or marketing positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

  CardioTech leases a total of approximately 22,000 square feet in Woburn, Massachusetts and Brymbo, Wrexham, United Kingdom. CardioTech believes that its current facilities are adequate for the next 5 years, after which the leases relating to these facilities will expire.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CardioTech International, Inc.

                         /s/ John E. Mattern
                         -------------------
                         John E. Mattern
                         Chief Operating Officer,
                         Chief Financial Officer and Clerk



Dated: October 22, 1998