Form 10-Q
period 1998-09-30
CARDIOTECH INTERNATIONAL INC
filed 1998-11-17
CIK 1011060

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                           Commission File No. 0-28034
                                               -------

                        CardioTech International, Inc.
                        -----------------------------
            (Exact name of registrant as specified in its charter)


      Massachusetts                                            04-3186647
---------------------------                                 ----------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                            Identification No.)

 78 E Olympia Avenue, Woburn, Massachusetts                          01801
-------------------------------------------                       ----------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (781) 933-4772
                                                              --------------

                    11 State Street, Woburn, Massachusetts
                ----------------------------------------------
                (Former address, if changed since last report)

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
The number of shares outstanding of the registrant's class of Common Stock as of November 12, 1998 was 4,272,916. No shares were held in treasury.

                        CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
                  September 30, 1998, and March 31, 1998                    3

         Condensed Consolidated Statements of Operations
                  September 30, 1998 and 1997                               4

         Condensed Consolidated Statements of Cash Flows
                  for the six months ended
                  September 30, 1998 and 1997                               5

         Notes to Condensed Consolidated Financial Statements               6-7

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-11

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities and Use of Proceeds

Item 4 -  Submission  of Matters to a Vote of Security Holders              12

Item 6 -  Exhibits and Reports on Form 8-K

Signatures                                                                  13

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                        CARDIOTECH INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED
                               BALANCE SHEETS

                                                          Sept. 30, 1998 March 31, 1998
                                                          -------------- --------------
ASSETS                                                      (unaudited)
Current Assets:
    Cash and Cash Equivalents                              $ 1,458,392    $ 2,226,691
    Accounts Receivables--Trade                                 21,997         58,707
    Accounts Receivables--Other                                433,328        328,318
    Prepaid Expenses                                            92,125         26,502
                                                           -----------    -----------

    Total Current Assets                                     2,005,842      2,640,218

    Property and Equipment, net                                226,972        187,654
    Other non-current assets                                   220,888        211,766
                                                           -----------    -----------
              Total Assets                                 $ 2,453,702     $3,039,638
                                                           ===========    ===========
Liabilities and Stockholders Equity

Current Liabilities:
    Accounts Payables                                      $   192,132       $161,243
    Accrued Expenses                                           326,978        435,296
                                                           -----------    -----------

              Total Current Liabilities                        519,110        596,539

Long Term Obligations
 7% convertible senior notes due 2003                        1,718,608      1,660,000
 10% convertible subordinated notes due 2000                   430,001
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued or outstanding
    Common Stock, $.01 par value; 20,000,000
      shares authorized, 4,272,916 issued and
      outstanding at both September 30, 1998 and
      March 31, 1998, respectively                              42,729         42,729
    Additional Paid in Capital                               8,232,579      8,232,579
    Accumulated Deficit                                     (8,491,478)    (7,495,630)
    Cumulative Translation Adjustment                            2,153          3,421
                                                           -----------    -----------

              Total Stockholders' Equity                      (214,017)       783,099
                                                           -----------    -----------
              Total Liabilities and Stockholders' Equity   $ 2,453,702    $ 3,039,638
                                                           ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  OPERATIONS
                                  (unaudited)

                                                                Three Months Ended                       Six Months Ended
                                                          Sept. 30, 1998     Sept. 30, 1997     Sept. 30, 1998     Sept. 30, 1997
                                                          --------------     --------------     --------------     --------------
Research Revenue                                          $      245,337      $     234,480     $      523,680     $      320,062

Operating Expenses
     Research and Development                                    464,006            354,802            949,418            657,767
     Selling, General and Administrative                         266,246            277,512            510,421            529,881
                                                          --------------      -------------     --------------     --------------

  Total Operating Expenses                                       730,252            632,314          1,459,839          1,187,648



Other Income and Expenses
   Interest Expense                                              (64,574)                --           (104,292)                --
                     Interest Income                              20,796             22,761             44,603             49,916
                                                          --------------      -------------     --------------     --------------
                                                                 (43,778)            22,761            (59,689)            49,916

Net Loss                                                  $     (528,693)     $    (375,073)    $     (995,848)    $     (817,670)
                                                          ==============      =============     ==============     ==============

Net Loss Per Common Share                                 $        (0.12)     $       (0.09)    $        (0.23)    $        (0.19)
         Basic and Diluted                                ==============      =============     ==============     ==============
Basic and Diluted
Weighted Average Number of
     Shares Outstanding                                        4,272,916          4,272,916          4,272,916          4,272,916


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Six months ended September 30,
                                                                          1998                1997
                                                                          ----                ----
Cash flows from operating activities:
     Net Loss                                                        $  (995,848)        $  (817,670)
     Adjustments to reconcile net loss to
        net cash flows from operating activities:
        Interest paid by issuance of convertible
               senior notes                                               58,608                  --
        Depreciation and Amortization                                     49,481              30,614
         Changes in Assets and Liabilities
             Accounts receivable                                         (68,300)           (189,566)
             Prepaid expenses                                            (65,623)             (3,632)
             Accounts payable                                             30,889              68,044
             Accrued expenses                                           (108,318)             11,647
                                                                     -----------         -----------

               Net cash flows from operating activities               (1,099,111)           (900,563)
                                                                     ===========         ===========


Cash flows from investing activities:
   Increase in non-current assets                                        (28,713)                 --
   Purchase of property, plant and equipment                             (67,440)            (12,847)
                                                                     -----------         -----------
   Net cash flows from Investing activities                              (96,153)            (12,847)
                                                                     ===========         ===========
Cash flows from financing activities:
   Issuance of notes payable                                             430,001                  --
                                                                     -----------         -----------

          Net cash flow from financing activities                        430,001                  --
                                                                     ===========         ===========

          Effect of exchange rate changes on cash                         (3,036)             (6,569)
                                                                     ===========         ===========

          Net increase in cash and cash equivalent                      (768,299)           (919,979)

          Cash and cash equivalent at beginning of period              2,226,691           2,346,366
                                                                     -----------         -----------

           Cash and cash equivalents at end of period                $ 1,458,392         $ 1,426,387
                                                                     ===========         ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CARDIOTECH INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (UNAUDITED)

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

2. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Financial statements for prior periods have been restated.

 The Company's total comprehensive income was as follows:

                                                                    For The Three Months Ended           For The Six  Months Ended
                                                                          September 30                          September 30
                                                                          ------------                          ------------
                                                                    1998              1997               1998               1997
                                                                    ----              ----               ----               ----

Net income                                                       $(528,693)         $(375,073)         $(995,848)         $(817,670)
Other comprehensive expense, net of tax:
Currency translation adjustment                                         18             (2,130)            (1,276)            (6,569)
                                                                 ---------          ---------          ---------          ---------
Total other comprehensive expense                                       18             (2,130)            (1,276)            (6,569)
                                                                 ---------          ---------          ---------          ---------
Total other comprehensive income                                 $(528,675)         $(377,203)         $(997,124)         $(824,239)
                                                                 =========          =========          =========          =========

3. The Company computes basic and diluted earnings/loss per share ("EPS") in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of
Operations:

                                                                      For The Three Months Ended           For The Six Months Ended
                                                                           September 30                          September 30
                                                                           ------------                          ------------
                                                                     1998               1997               1998               1997
                                                                   -------            -------            -------            -------
                                                                              In thousands, except for the per share data

BASIC AND DILUTED EPS
Numerator:
     Net income (loss)............................................ $  (529)           $  (375)           $  (996)           $  (818)
                                                                   -------            -------            -------            -------


Denominator:
      Common shares outstanding...................................   4,273              4,273              4,273              4,273
                                                                   -------            -------            -------            -------

Basic and Diluted EPS............................................. $ (0.12)           $ (0.09)           $ (0.23)           $ (0.19)
                                                                   -------            -------            -------            -------


Options to purchase 1,045,201 and 917,146 shares of common stock outstanding during the periods ended September 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

4. SUBSEQUENT EVENT

    On November 12, 1998, the Company amended its Note Purchase Agreement ("NPA") dated March 31, 1998 between the Company and Dresdner Kleinwort Benson Private Equity Partners LP ("DKB") and issued 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to DKB for consideration of $500,000. The sale of the Series A Preferred Stock resulted from the Company's achievement of a milestone set forth in the NPA. The Series A Preferred Stock will accrue dividends from the closing date at a rate of 10.0% per annum, payable quarterly in arrears. Dividend payments will accrue quarterly unless DKB elects to receive the dividends in cash. At any time DKB may convert the Series A Preferred Stock in whole or part, plus accrued and unpaid dividends, into shares of Common Stock at the conversion price of $1.818 per share. The conversion price is subject to a weighted anti-dilution adjustment.

    The Series A Preferred Stock is redeemable in cash prior to maturity, in whole or part at the Company's option, at 104% of the original cost of such shares, plus accumulated and unpaid dividends, in the first year (decreasing by 1% in each of the following years), upon at least 15 business days notice. Should the Company elect to redeem the Series A Preferred Stock in the first year, DKB may elect to convert the Series A Preferred Stock to shares of Common Stock at a conversion price equal to .87 (increasing in each of the following years) times the lower of (i) the conversion price or (ii) the market price.

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

        CardioTech is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Woburn, Massachusetts and Brymbo, Wrexham, United Kingdom. CardioTech was spun off by PolyMedica Industries, Inc. (PMI) in June, 1996.

Results of Operations:

         Comparison for the Three Months Ended September 30, 1998 and 1997.

         Research revenues for the quarter ended September 30, 1998 were $245,337, compared to $234,480 for the quarter ended September 30, 1997, an increase of $10,857, or 4.6%. This increase was primarily generated by an increase in royalty income of $29,000 from Bard Access Systems, offset by lower sales of research biomaterials of $17,000.

         Research and development expenses for the quarter ended September 30, 1998 were $464,006, compared to $354,802 for the quarter ended September 30, 1997, an increase of $109,204, or 30.8%. This was principally the result of increased research and development expenses related to the clinical trial activities of the Company's vascular access graft in Europe ($67,000), increased travel costs associated with these trials ($10,000), and increased selling costs ($32,000).

         Selling, general and administrative expenses for the quarter ended September 30, 1998 were $266,246, compared to $277,512 for the quarter ended September 30, 1997 a decrease of $11,266 or 4.1%. This decrease was primarily due to lower outside consultant and service charges ($14,500), lower annual report costs ($12,200), offset by increased advertising expense ($3,000), increased maintenance expenses ($4,500), increased travel expenses ($4,000) and increased salary expense ($5,000).

         Other income and expenses for the quarter ended September 30, 1998 were expenses of $43,778, compared to income of $22,761 for the quarter ended September 30, 1997. The increase in expenses primarily resulted from interest expenses of $64,574 on outstanding loans. Interest expense for the quarter ended September 30, 1997 was partially offset by interest income of $20,796 during the period. In the quarter ended September 30, 1997, the Company's other income consisted of earned interest income of $22,761.

         Comparison for the Six Months Ended September 30, 1998 and 1997.

         Research revenues for the six months ended September 30, 1998 were $523,680, compared to $320,062 for the six months ended September 30, 1997, an increase of $203,618, or 63.6%. This increase was primarily generated by higher research revenues earned under research grants from the National Institute of Health ("NIH")($106,000), higher sales of medical grade polyurethanes ($34,000), and increased earned royalty income ($66,600).

         Research and development expenses for the six months ended September 30, 1998 were $949,418, compared to $657,767 for the six months ended September 30, 1997, an increase of $291,651, or 44.3%. This increase was principally due to increased costs related to the Company's vascular access graft clinical trials in Europe ($190,000), increased travel costs associated with clinical trials ($17,400), and increased salary and benefit expenses ($71,800).

         Selling, general and administrative expenses for the six months ended September 30, 1998 were $510,421, compared to $529,881 for the comparable period last year, a decrease of $19,460 or 3.7%. This decrease was primarily due to lower outside consultant ($22,500), lower annual report costs ($12,200), and lower travel costs ($6,600). These expense decreases were partially offset by higher salary costs ($14,700) and increased maintenance costs ($4,000).

         Other income and expenses for the six months ended September 30, 1998 were expenses of $59,689, compared to income of $49,916 for the six months ended September 30, 1997. The increase in expenses primarily resulted from interest expenses of $104,292 on outstanding loans. Interest expense for the six months ended September 30, 1998 was partially offset by interest income of $44,603 during the period. In the six months ended September 30, 1997, the Company's other income consisted of earned interest income of $49,916.

Liquidity and Capital Resources

         The Company used $1,099,111 to fund operations during the six months ended September 30, 1998, compared to $900,563 for the six months ended September 30, 1997. The principal uses of funds for the six months ended September 30, 1998 were a net loss of $995,848, increases in accounts receivable of $68,300 relating to trade customers, increases in prepaid expenses of $65,623 and the pay down of accrued expenses of $108,318. These increases were partially offset by increases in accounts payable of $30,889.

         CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterial sales and from the NIH to support graft research. Since inception, funding has come from PMI, 7% Senior Convertible Notes (the "Senior Notes") with a face value of $1,660,000 issued on March 31, 1998, and a 10% convertible loan from Freemedic in the amount of (GBP) 252,942, (approximately $420,000). CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

         CardioTech is currently conducting its operations with approximately $1,458,000 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through June 1999. However, CardioTech's spending level may increase depending on the Company's ability to raise additional capital.

         Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTech's business through March 31, 1996, PMI funded approximately $4.0 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

Subsequent Event

         On November 12, 1998, the Company issued 500,000 shares of Series A Convertible Preferred Stock to Dresdner Kleinwort Benson Private Equity Partners LP. See note 4 of the notes to condensed consolidated financial statements.

Exchange Listing

         The Company's common stock is currently listed on the American Stock Exchange ("AMEX") under the symbol "CTE." However, there can be no assurance that these shares will not be delisted by the AMEX. The determination by AMEX to delist a company is not based on a precise mathematical formula, but rather on a review of all relevant facts and circumstances in light of the AMEX's policies. The AMEX will normally consider delisting securities of a company which (i) has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or (ii) has sustained losses which are so substantial to its overall operations or its existing financial resources, or if its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature. As of September 30, 1998, the Company had stockholders' equity of negative $214,017, and had losses in all three of its most recent fiscal years. If the Company is unable to increase its stockholders' equity and its net losses continue, the Company may be delisted. The Company is attempting to increase its stockholders' equity through the private placement of its equity securities, which include the recently consummated private placement of $500,000 of Series A Convertible Preferred Stock to DKB described in note 4 of the notes to the condensed consolidated financial statements. However, these financing activities may not provide the Company with sufficient stockholders' equity to avoid being delisted. Failure of the Company to maintain the listing of its Common Stock on AMEX will constitute an event of default under the Senior Notes and entitle DKB to demand immediate payment of the Senior Notes, as well as result in the dividends payable under the Series A Convertible Preferred Stock increasing from 10% to 13%. Upon such a default, actions taken by DKB may result in a default under the Freemedic convertible loan. At this time, the Company is unable to repay such indebtedness.

Forward Looking Statements

         The Company believes that this Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital and the Company's intention to sell equity to raise its stockholders' equty. Such statements are based on management's current expectations and are subject to a number of factors that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements, as a result of various factors including but not limited to the following: the Company's ability to obtain financing (with or without the sale of equity) to support its working capital needs on acceptable terms, the Company's ability to avoid the delisting of its Common Stock, the timely development of products by the Company, intense competition related to the development of synthetic grafts and difficulties inherent in developing synthetic grafts. As a result, the Company's further development involves an high degree of risks. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

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

PART II.    OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On November 12, 1998, the Company issued 500,000 shares of Series A Convertible Preferred Stock to DKB. The Series A Preferred Stock has superior liquidation rights and dividend rights than the Common Stock. The Series A Preferred Stock will accrue dividends from the closing date at a rate of 10.0% per annum, payable quarterly in arrears and in preference to any payments made on any other equity securities of the Company. Dividend payments will accrue quarterly unless DKB elects to receive the dividends in cash. Upon the occurrence of certain triggering events, including a change of control of the Company, the delisting of its Common Stock or a default under the Senior Notes, the dividend rate will increase to 13%. In the event of any liquidation or winding up of the Company, funds available for distribution will be paid first to the holders of the Series A Convertible Preferred Stock in preference to any payments made on any other equity securities of the Company.

     The series A Convertible Preferred stock is not entitled to vote, except on matters required by law. DKB may convert the Series A Preferred Stock, in whole or in part, plus accrued and unpaid dividends, into shares of Common Stock (the "Shares") at the conversion price at any time prior to maturity, upon ten days notice. The conversion price is $1.818 and 275,027 shares of Common Stock will initially be issuable upon conversion of the Series A Preferred Stock. The conversion price is subject to a weighted average anti-dilution adjustment.

     The Series A Convertible Preferred Stock is redeemable in cash prior to maturity, in whole or in part, at the Company's option at 104% of the origin, plus accumulated and unpaid dividends, in the first year (decreasing by 1% in each of the following years), upon at least 15 business days notice. Should the Company elect to redeem the Series A Convertible Preferred Stock in the first year, DKB may elect to convert the Series A Convertible Preferred Stock to shares of Common Stock at a conversion price equal to .87 (increasing in each of the following years) times the lower of (i) the conversion price or (ii) the market price.

     The Series A Preferred Stock were issued to DKB in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering. DKB has been granted certain registration rights for the resale of the shares which may be issued upon conversion of the Series A Preferred Stock.


Item 4. Submission of Matters to a Vote of Security Holders

          On September 3, 1998, the Company held its annual meeting of its stockholders. The following matters were voted on at that meeting:

1.   The election of Michael Barretti as a class II director.

2. The ratification of the sale of up to $2,500,000 principal amount of 7% senior convertible notes to Dresdner, Kleinwort Benson Private Equity Partners, LP.

3. The ratification of the appointment of PricewaterhouseCoopers as auditors for the Company for the fiscal year ending March 31, 1999.

     The following chart shows the number of votes cast for or against, as well as the number of abstentions and board non-votes, at to each matter voted on at the special meeting:


                                                                                                            Broker
                         Matter                                For           Against        Abstain        Non-votes
                         ------                                ---           -------        -------        ---------
Election of Mr. Barretti                                    3,920,455        148,630          n/a             n/a
Ratification of Sales of 7% Senior Convertible Notes        2,798,454        42,270          15,892        1,407,840
Appointment of Pricewaterhousecoopers                       4,051,113         4,674          13,298           n/a


Item 6.    Exhibits and Reports on Form 8-K:


(a)    Exhibits:


            Exhibit 3.1 Certificate of Vote of Directors Establishing a Class or Series of Stock for Series A Preferred Stock

            Exhibit 10.1 Amendment, dated as of November 12, 1998, to Note Purchase Agreement and Registration Rights Agreement.

            Exhibit 27       Financial Data Schedule


(b)    Reports on Form 8-K

            Not applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CARDIOTECH INTERNATIONAL, INC.


                        /s/  Michael Szycher
                        ---------------------------------------------
                        Michael Szycher, Ph.D.
                        Chairman and Chief Executive Officer


                       /s/ John E. Mattern
                       -----------------------------------------------
                       John E. Mattern
                       Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)





Dated:  November 16, 1998

                             Exhibit Index

            Exhibit 3.1 Certificate of Vote of Directors Establishing a Class or Series of Stock for Series A Preferred Stock

            Exhibit 10.1 Amendment, dated as of November 12, 1998, to Note Purchase Agreement and Registration Rights Agreement.

            Exhibit 27       Financial Data Schedule