Form 10-Q
period 1998-12-31
CARDIOTECH INTERNATIONAL INC
filed 1999-02-16
CIK 1011060

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                           Commission File No. 0-28034
                                               -------

                         CardioTech International, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


      Massachusetts                                              04-3186647
------------------------------                             ---------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                              Identification No.)

78 E Olympia Avenue, Woburn, Massachusetts                             01801
------------------------------------------                         -------------
(Address of principal executive offices)                            (Zip Code)


11 State Street, Woburn, Massachusetts
----------------------------------------------
(Former address, if changed since last report)


Registrant's telephone number, including area code               (781) 933-4772
                                                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----      ------

The number of shares outstanding of the registrant's class of Common Stock as of February 12, 1999 was 6,138,916. No shares were held in treasury.

                        CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1998



                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I -          FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
                  December 31, 1998, and March 31, 1998                     3

           Condensed Consolidated Statements of Operations
                  December 31, 1998 and 1997                                4

           Condensed Consolidated Statements of Cash Flows
                  for the nine  months ended December 31, 1998 and 1997     5

           Notes to Condensed Consolidated Financial Statements           6-8

Item 2   - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-12

PART II  -        OTHER INFORMATION

Item 2   - Changes in Securities and Use of Proceeds                       13

Item 6   - Exhibits and Reports on Form 8-K

Signatures                                                                 14


PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                         CARDIOTECH INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                                                     Dec. 31, 1998    March 31, 1998
                                                     -------------    --------------
ASSETS                                                 (unaudited)

Current Assets
    Cash and Cash Equivalents                        $  3,161,613    $  2,226,691
    Accounts Receivables--Trade                            22,824          58,707
    Accounts Receivables--Other                           287,201         328,318
    Prepaid Expenses                                       88,027          26,502
                                                        ------------   -----------
        Total Current Assets                            3,559,665       2,640,218

    Property and Equipment, net                           339,609         187,654
    Other non-current assets                              206,138         211,766
                                                       ============   ===========
        Total Assets                                 $  4,105,412    $  3,039,638
                                                       ============   ===========
LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
    Accounts Payables                                $     99,145         161,243
    Accrued Expenses                                      517,535         435,296
                                                        ------------   -----------
        Total Current Liabilities                         616,680         596,539


Long Term Obligations
 7% convertible senior notes due 2003                   1,748,684       1,660,000
 10% convertible subordinated notes due 2000              419,757               -
                                                      ------------    -----------
                                                        2,168,441       1,660,000

      Total Liabilities                                 2,785,121       2,256,539

Stockholders' Equity:
    Series A Convertible Preferred stock,
$.01 par value;
      5,000,000 authorized, 500,000 issued
and outstanding                                             5,000               -
    Common Stock, $.01 par value; 20,000,000
shares authorized, 6,138,916 and
      4,272,916 issued and outstanding
at December 31, 1998 and
      March 31, 1998, respectively                         61,389          42,729

    Additional Paid in Capital                         10,691,419       8,232,579

    Accumulated Deficit                                (9,230,225)      (7,495,630)
    Notes Receivable from Officers                       (200,000)               -
    Cumulative Translation Adjustment                      (7,292)           3,421

                                                      ------------     -----------
         Total Stockholders' Equity                     1,320,291          783,099
                                                      ------------     -----------
         Total Liabilities and Stockholders' Equity $   4,105,412     $  3,039,638
                                                     ============      ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                   (unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                          Dec. 31, 1998        Dec. 31, 1997      Dec. 31, 1998     Dec. 31, 1997
                                         ---------------      ---------------    ---------------   ---------------
 Research Revenue                        $     261,020        $     250,772      $     784,699     $     570,834

 Operating Expenses

   Research and Development                    651,983              433,114          1,601,401         1,090,881
   Selling, General and Administrative         316,278              265,591            826,699           795,472
                                         ---------------      ---------------    ---------------   ---------------
 Total Operating Expenses                      968,261              698,705          2,428,100         1,886,353

 Other Income and Expenses
   Interest Expense                            (55,774)                   -           (160,066)                -
   Interest Income                              24,269               13,968             68,872            63,884
                                         ---------------      ---------------    ---------------   ---------------
                                               (31,505)              13,968            (91,194)           63,884

 Net Loss                                $    (738,746)       $    (433,965)     $  (1,734,595)    $  (1,251,635)
                                         ===============      ===============    ===============   ===============

 Net Loss Per
 Common Share
 Basic and Diluted                       $       (0.16)       $       (0.10)     $       (0.40)    $       (0.29)
                                         ===============      ===============    ===============   ===============

 Weighted Average Number of
  Common Shares Outstanding                  4,597,438            4,272,916          4,381,483         4,272,916

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   For  the Nine Months Ended December 31,
                                                                         1998                   1997
                                                                  -------------------     ------------------
Cash flows from operating activities:
    Net Loss                                                      $      (1,734,595)      $     (1,251,635)
    Adjustments to reconcile net loss to net
         cash flows from operating activities:
         Interest paid on 7% Convertible Senior Note
          by issuance of additional notes                                    88,684                     --
         Depreciation and Amortization                                       79,483                 47,197
         Changes in assets and liabilities
              Accounts receivable                                            77,000               (159,825)
              Prepaid expenses                                              (61,525)                30,910
              Increase in non-current assets                                (23,757)                    --
              Accounts payable                                              (62,098)               (11,827)
              Accrued expenses                                               82,239                153,219
                                                                  -------------------     ------------------

         Net cash flows from operating activities
                                                                         (1,554,569)            (1,191,961)
                                                                  ===================     ==================

Cash flows from investing activities:
         Purchase of property, plant and equipment                         (202,053)               (12,847)
                                                                  -------------------     ------------------
         Net cash flows from investing activities                          (202,053)               (12,847)
                                                                  ===================     ==================

Cash flows from financing activities:
    Net proceeds from issuance of convertible notes                         419,757                     --
    Net proceeds from issuance of preferred stock                           500,000                     --
    Net proceeds from issuance of common stock                            1,782,500                     --
                                                                  -------------------     ------------------

         Net cash flows from financing activities                         2,702,257                     --
                                                                  -------------------     ------------------

         Effect of exchange rate changes on cash                            (10,713)                (4,143)

         Net increase in cash and cash equivalents                          934,922             (1,208,951)

         Cash and cash equivalents at beginning of period                 2,226,691              2,346,366
                                                                  -------------------     ------------------

         Cash and cash equivalents at end of period               $       3,161,613       $      1,137,415
                                                                  ===================     ==================

Supplemental Disclosure of Cash Flow Information:
         Issuance of Notes Receivable from Officers               $        (200,000)                    --
                                                                  ===================     ==================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (UNAUDITED)

Note 1. The unaudited consolidated financial statements included herein have been prepared by CardioTech International, Inc. ("the Company" or "CardioTech"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 1998, included in the Company's Annual Report to Shareholders.

Note 2. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Financial statements for prior periods have been restated.

     The Company's total comprehensive income was as follows:

                                                 For The Three Months Ended             For The Nine Months Ended
                                                         December 31,                           December 31,
                                                  1998                1997               1998                1997
                                             ----------------    ---------------    ---------------    ----------------
Net loss                                     $     (738,746)     $    (433,965)     $  (1,734,595)     $   (1,251,635)
Other comprehensive expense, net of tax:

Currency translation adjustment                      (9,445)             2,424            (10,713)             (4,143)
                                             ----------------    ---------------    ---------------    ----------------

Total other comprehensive income/(expense)           (9,445)             2,424            (10,713)             (4,143)
                                             ================    ===============    ===============    ================

Total comprehensive income/(loss)            $     (748,191)     $    (431,541)     $  (1,745,308)     $   (1,255,778)
                                             ================    ===============    ===============    ================

Note 3. The Company computes basic and diluted earnings/loss per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

                                                 For The Three Months Ended     For The Nine Months Ended
                                                         December 31                    December 31
                                                         -----------                    -----------
                                                     1998           1997            1998           1997
                                                     ----           ----            ----           ----
                                                         In thousands, except for the per share data
BASIC AND DILUTED EPS

Numerator:
     Net income (loss)...........................   $ (739)        $ (434)        $ (1,735)     $ (1,252)

Less:
     Preferred stock dividends...................        7              -                7             -

Income available to common stockholders..........   $ (746)        $ (434)        $ (1,742)     $ (1,252)

Denominator:
       Weighted Average
       Common shares outstanding.................    4,597          4,273            4,381         4,273
                                                     -----          -----            -----         -----

Basic and Diluted EPS............................   $(0.16)        $(0.10)        $  (0.40)     $  (0.29)

Notes and preferred stock convertible into, and options and warrants to purchase, 5,033,330 and 916,876 shares of common stock outstanding during the periods ended December 31, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Note 4. On March 31, 1998, CardioTech sold to Dresdner Kleinwort Benson Private Equity Partners LP $1,660,000 in Notes that bear interest at 7% per year and are due in 2003. DKB agreed to purchase $500,000 of additional Notes if CardioTech established three research sites for clinical trials of its MyoLink Peripheral Graft. CardioTech established these three sites. However, instead of issuing $500,000 in additional Notes, on November 12, 1998, CardioTech issued 500,000 shares of Series A Preferred Stock to DKB on substantially the same terms as the Notes. CardioTech issued the Preferred Stock instead of Notes to improve its stockholders' equity. The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

     The Series A Preferred Stock accrues dividends at a rate of 10% per year, payable quarterly in arrears and in priority to the Common Stock or any other Preferred Stock of CardioTech. Dividend payments will accrue quarterly, unless DKB elects to receive the dividends in cash. If CardioTech violates its material obligations to DKB, the dividend rate may increase to 13% per year. CardioTech's material obligations to DKB include the payment of interest and principal due under the Notes and other outstanding loans, the payment of dividends on the Series A Preferred Stock, the redemption or conversion, upon DKB's request, of the Series A Preferred Stock, and adhering to the covenants set forth in CardioTech's agreements with DKB.

     At any time, DKB may convert the Series A Preferred Stock at its original cost ($1.00 per share), plus accrued and unpaid dividends, into shares of Common Stock at the conversion price of $1.818 per share. The conversion price is subject to anti-dilution adjustment and, as a result of CardioTech's sale of the Units described in Note 5, has been adjusted to $1.5842 per share. As of December 30, 1998, $6,805 in dividends had accrued on the Series A Preferred Stock. If DKB had elected to convert the Series A Preferred Stock into Common Stock on December 30, 1998, it would have received 319,911 shares of Common Stock.

     Prior to November 12, 2000, CardioTech may redeem the Series A Preferred Stock in cash at a premium equal to 104% of its original cost ($1.00 per share), plus accumulated and unpaid dividends. After November 12, 2000, CardioTech may still redeem the Series A Preferred Stock in cash but the 104% premium decreases by 1% in each of the following four years.

     Upon a change of control of CardioTech, DKB may require that CardioTech redeem the Series A Preferred Stock in accordance with the formula in the preceding paragraph. A change of control of CardioTech will occur if CardioTech's Board of Directors approves a third-party's tender offer for (i) more than 50% of the Common Stock or (ii) assets of CardioTech that represent more than 50% of its consolidated earning power. A change of control of CardioTech will also occur if CardioTech (i) sells more than 30% of its assets,
(ii) terminates Michael Szycher as its Chief Executive Officer, or (iii) sells its strategic assets so that it is no longer able to pursue its current business.

     Should CardioTech elect to redeem the Series A Preferred Stock or if a change in the control of CardioTech occurs or if a third party commences a tender offer for CardioTech that is not approved by CardioTech's Board of Directors, DKB may elect to convert the Series A Preferred Stock into shares of Common Stock. On or prior to March 31, 2000, DKB may convert the Series A Preferred Stock at a conversion price equal to .87 (increasing to .89, .93, .96, and 1.00 on April 1, 2000, 2001, 2002, and 2003, respectively) times the lower of (i) the conversion price or (ii) the market price. As of December 31, 1998, management does not intend to redeem the Series A Preferred Stock prior to maturity.

     If CardioTech is liquidated, the holders of the Series A Preferred Stock will be entitled to receive, out of CardioTech's remaining assets that are available for distribution to CardioTech's stockholders, a per share amount equal to $1.00 plus any accrued and unpaid dividends, before a distribution can be made to the holders of the Common Stock or any other Preferred Stock.

     In addition, DKB has Board representation rights. As long as the Notes and the Series A Preferred Stock are outstanding, CardioTech must nominate one representative of DKB for election to CardioTech's Board of Directors. If elected, the DKB Director must also be a member of CardioTech's Executive Compensation and Nominating Committees. The failure of CardioTech to nominate a representative of DKB or the failure of each of CardioTech's officers and directors who hold Common Stock to vote in favor of such representative constitutes an event of default under the Notes and will result in the dividend rate on the Series A Preferred Stock increasing to 13%.

     Furthermore, so long as DKB holds Notes and Series A Preferred Stock that are convertible into at least 10% of the Common Stock issuable pursuant to all of the Notes and Series A Preferred Stock, neither CardioTech nor CTI Ltd. shall, without prior written consent of DKB, create any encumbrances on its properties, incur any additional debt, other than then existing debt, in excess of $150,000, merge into or consolidate with any other company, sell any of its assets for less than fair market value, make any investments other than those in which the consideration is less than $50,000, make any capital expenditures in excess of $50,000, make any expenditures for services in excess of $100,000, declare or pay any dividends or certain other specified distributions to its stockholders, incur any debt senior to the Notes, amend its Articles of Organization or By-laws in a manner that would adversely affect the rights of the holders of the Notes or the Series A Preferred Stock, issue equity securities of equal or superior rank, other than Common Stock or the Series A Preferred Stock, enter into any material agreement with provisions conflicting with CardioTech's agreements with DKB, create any subsidiaries which could not be consolidated with CardioTech for accounting purposes or allow CardioTech's stockholders' equity plus $1,660,000 (the initial amount of the Notes) to be less than $750,000.

Note 5. CardioTech raised $2,332,500, including $200,000 in promissory notes from CardioTech's executive officers, in a unit private placement which terminated on December 22, 1998. CardioTech sold 1,866,000 units in the offering at a purchase price of $1.25 per unit. Each unit consisted of one share of the Company's Common Stock, $.01 par value, and one warrant to purchase one share of the Company's Common Stock. Each warrant expires on December 15, 2003 and is exercise at $1.50 per share.

     CardioTech paid the placement agent for the offering a cash fee of $127,950 and issued a five-year warrant to purchase 170,600 shares of Common Stock at an exercise price of $1.475 per share.

         CardioTech's executive officers each purchased 40,000 units in the offering (a total of 160,000 units). The officers paid for their units with promissory notes in the amount of $50,000 each, payable on December 15, 2003, with interest at a rate of 4.52% per year compounded annually and payable annually in arrears. The notes which are with recourse with respect to 25% of the initial principal amount, are secured by the shares and warrants.

         The Company intends to use its best efforts to cause a registration statement relating to the resale of the 3,582,600 shares sold in, or issuable in connection with, the private placement to be declared effective April, 1999.

         As stated in Note 4, as a result of CardioTech's sale of the Units, the conversion price of the Series A Preferred Stock has been adjusted to $1.584 per share. As of December 30, 1998, if DKB had elected to convert the Series A Preferred Stock into Common Stock, it would have received 319,911 shares of Common Stock.

         The $1,660,000 in Notes that CardioTech issued to DKB that are described in Note 4 accrue interest at a rate of 7.0% per annum, payable quarterly in cash and/or additional Notes. As of December 30, 1998, DKB had elected to receive an aggregate of $88,684.04, representing the June, September and December 1998 quarterly interest payments, in additional Notes. The Notes were initially convertible into Common Stock at a conversion price of $1.995 per share. However, the conversion price of the Notes is subject to anti-dilution protection and, as a result of CardioTech's sale of the Units, the conversion price of the Notes has been adjusted to $1.676 per share. As of December 30, 1998, if DKB had elected to convert all of the Notes into Common Stock, it would have received 1,080,873.20 shares of Common Stock.

         In June 1996, CardioTech issued Warrants to purchase Common Stock to John Hancock Mutual Life Insurance Company. As of CardioTech's last fiscal quarter, September 30, 1998, 279,707.92 shares were issuable to John Hancock under these Warrants at an exercise price of $3.37448 per share. However, the exercise price of the Warrants is subject to anti-dilution protection. As a result of CardioTech's sale of the Series A Preferred Stock and the Units and the payment of interest due under the Notes in additional Notes, the exercise price of the Warrants has been adjusted to $2.341 per share and 403,063.46 shares are issuable to John Hancock upon exercise of the Warrants.

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

         In addition to the graft research and development program, since 1990, CardioTech has been engaged in various internal programs and joint venture programs with corporate partners and internal programs for the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices manufactured by third parties. This activity has generated research revenues for CardioTech.

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

Results of Operations:

         Comparison for the Three Months Ended December 31, 1998 and 1997.


         Research revenue consists of revenues from the sale of medical grade polyurethanes, research grants from the National Institute of Health (NIH) and royalties from Bard Access Systems pursuant to a polyurethane supply agreement. Research revenues for the three months ended December 31, 1998 were $261,020 compared to $250,772 for the three months ended December 31, 1997, an increase of $10,248, or 4.1%. This increase was primarily generated by an increase in sales of research biomaterials of $20,576 and offset by lower royalty income of $12,500 from Bard Access Systems.

         Research and development expenses consist principally of employment-related costs for scientific staff, facility costs, pre-clinical and clinical testing costs, costs related to on-going development efforts and NIH grant expenses. To date, all of the Company's research and development expenses have been charged to operations as incurred. Research and development expenses for the three months ended December 31, 1998 were $651,983 compared to $433,114 for the three months ended December 31, 1997, an increase of $218,869, or 50.5%. This was principally the result of increased costs for travel ($17,500), outside clinical and regulatory services ($65,700) and salaries and benefits ($87,000) associated with the clinical trials of the Company's VascuLink Vascular Access Graft in Europe. In addition, the Company incurred higher facilities costs ($24,000) and production materials costs ($15,600).

         Selling, general and administrative expenses consist principally of employment-related costs for executive, selling and administrative personnel, professional fees, consulting fees, system support costs and other general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 were $316,278 compared to $265,591 for the three months ended December 31, 1997 or an increase of $50,687 or 19.08%. This increase was primarily due to higher salary and benefits costs ($29,000), public reporting costs ($9,500), occupancy costs ($9,000), advertising costs ($5,700), and recruitment costs ($6,200). These costs were partially offset by lower insurance costs ($5,000) and outside professional services ($4,000).

         Other income and expenses is comprised of interest income related to the Company's invested cash balances, offset by interest expense on the Notes issued to DKB and on a convertible loan from Freemedic. Other income and expenses for the three months ended December 31, 1998 were expenses of $31,505 compared to income of $13,968 for the three months ended December 31, 1997. The increase in expenses primarily resulted from interest expense of $55,774 on the Notes issued to DKB. Interest expense for the three months ended December 31, 1998 was partially offset by interest income of $24,269 during the period. In the three months ended December 31, 1997, the Company's other income consisted of earned interest income of $13,968.


         Comparison for the Nine Months Ended December 31, 1998 and 1997.


         Research revenues for the nine months ended December 31, 1998 were $784,699 compared to $570,834 for the nine months ended December 31, 1997, an increase of $213,865, or 37.5%. This increase was primarily generated by higher research revenues earned under research grants from the NIH ($96,000), higher sales of medical grade polyurethanes ($54,400), and increased earned royalty income from Bard Access Systems ($54,160).

         Research and development expenses for the nine months ended December 31, 1998 were $1,601,401 compared to $1,090,881 for the nine months ended December 31, 1997, an increase of $510,520, or 46.8%. This increase was principally due to increased costs related to the Company's VascuLink Vascular Access Graft clinical trials in Europe, travel ($33,800), increased outside clinical and regulatory services ($267,500), increased salary and benefit expenses ($158,500), and additional costs for materials ($48,000).

         Selling, general and administrative expenses for the nine months ended December 31, 1998 were $826,699 compared to $795,472 for the nine months ended December 31, 1997, an increase of $31,227 or 3.9%. This increase was primarily due to increased salary and benefits ($41,100) and increased recruitment costs ($12,900). These expenses were partially offset by lower insurance expenses ($8,900) and decreased outside professional services ($11,700).

         Other income and expenses for the nine months ended December 31, 1998 were expenses of $91,194 compared to income of $63,884 for the nine months ended December 31, 1997. The increase in expenses primarily resulted from interest expense of $160,066 on the Notes issued to DKB and on a convertible loan from Freemedic. Interest expense for the nine months ended December 31, 1998 was partially offset by interest income of $68,872. In the nine months ended December 31, 1997, the Company's other income consisted of earned interest income of $63,884.

Liquidity and Capital Resources

         The Company used $1,554,569 to fund operations during the nine months ended December 31, 1998 compared to $1,191,961 for the nine months ended December 31, 1997. The principal uses of funds for the nine months ended December 31, 1998 were a net loss of $1,734,595, increases in prepaid expenses of $61,525 and the pay down of accounts payable of $62,098. These increases were partially offset by increases in accrued expenses of $82,239 and a decrease in accounts receivable related to trade customers of $77,000.

         CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterial sales and from the NIH to support graft research. Since inception, funding has come from PMI, $1,660,000 in Notes, a 10% convertible loan from Freemedic in the amount of (GBP) 252,942, (approximately $420,000), the sale of $500,000 in Series A Preferred Stock, and the sale of the Units netting approximately $1,782,500 in cash. See Notes 4 and 5 of the notes to condensed consolidated financial statements. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

         CardioTech is currently conducting its operations with approximately $3,161,600 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through April, 2000. However, CardioTech's spending level may increase depending on the Company's ability to raise additional capital.

         Past spending levels are not necessarily indicative of future spending levels. From the inception of CardioTech's business through March 31, 1996, PMI has funded approximately $4.7 million in operating losses to support CardioTech's research activities. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

         On November 12, 1998, the Company issued 500,000 shares of Series A Preferred Stock to Dresdner Kleinwort Benson Private Equity Partners LP. See
Note 4 of the notes to condensed consolidated financial statements.

           On December 22, 1998, the Company raised $2.3 million, including $200,000 in promissory notes from the Company's executive officers, through a private placement, consisting of 1,866,000 units, each unit being composed of one share of the Company's Common Stock, $.01 par value per share, and a warrant to purchase one share of Common Stock. The warrants are exercisable at $1.50 at any time before December 15, 2003. Fechtor Detwiler & Co., Inc. acted as agent for the Company in this offering. ( See Note 5 of the notes to condensed consolidated financial statements.)

Exchange Listing

         The Company's common stock is currently listed and traded on the American Stock Exchange ("AMEX") under the symbol "CTE ." However, there can be no assurance that these shares will not be delisted by the AMEX. The determination by AMEX to delist a company is not based on a precise mathematical formula, but rather on a review of all relevant facts and circumstances in light of the AMEX's policies. The AMEX will normally consider delisting securities of a company which (i) has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or (ii) has sustained losses which are so substantial to its overall operations or its existing financial resources, or if its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature. As of December 31, 1998, the Company had stockholders' equity of $1,320,805, and had losses in all three of its most recent fiscal years. If the Company is unable to increase its stockholders' equity and its net losses continue, the Company may be delisted. The Company has attempted to increase its stockholders' equity through the private placement of its equity securities. This includes the recently consummated private placement of $2.3 million in Units, and the issuance of $500,000 of Series A Preferred Stock described in Notes 5 and 4 of the notes to the condensed consolidated financial statements. However, these financing activities may not provide the Company with sufficient stockholders' equity to avoid being delisted. Failure of the Company to maintain the listing of its Common Stock on AMEX will constitute an event of default under the Notes and entitle DKB to demand immediate payment of the Notes, as well as result in the dividends payable under the Series A Preferred Stock increasing from 10% to 13%. Upon such a default, actions taken by DKB may result in a default under the Freeemedic convertible loan. At this time, repayment of such indebtedness would deplete CardioTech's reserves.

Forward Looking Statements

         The Company believes that this Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's Year 2000 readiness, the sufficiency of the Company's liquidity and capital and the Company's intention to sell equity to raise its stockholders' equity. Such statements are based on management's current expectations and are subject to a number of factors that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements, as a result of various factors including but not limited to the following: the Company's ability to obtain financing (with or without the sale of equity) to support its working capital needs on acceptable terms, the Company's ability to avoid the delisting of its Common Stock, the timely development of products by the Company, intense competition related to the development of synthetic grafts and difficulties inherent in developing synthetic grafts. As a result, the Company's further development involves a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

         ChronoFlex(R) is a registered trademark of PolyMedica Corporation that
         ----------
has been licensed to CardioTech.


Year 2000 Compliance

         The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any date recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. To address the Year 2000 Issue, CardioTech has implemented a program with respect to its (1) internal information technology systems, (2) non-information technology systems, and (3) external suppliers of goods and services.

         CardioTech has completed a review of its internal information systems to determine the extent of any Year 2000 problem. Based on this review, CardioTech does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its core existing business information systems correctly define the year 2000. Additionally, CardioTech has completed an evaluation of its internal non-information systems and expects to have its remediation and testing phases for these systems completed by the end of September 1999.

         CardioTech is contacting its major customers and suppliers regarding their Year 2000 problems. To date, CardioTech is unaware of any such problems that would materially adversely affect its operations or financial condition. However, CardioTech cannot assure its stockholders:

         .  that it will be able to identify third party Year 2000 problems;

         . that third party Year 2000 problems will be corrected on a timely basis; or

         . that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with CardioTech's information systems would not have a material adverse affect on CardioTech's operations or financial condition.

         In addressing Year 2000 issues, CardioTech estimates that total costs will be approximately $17,500. To date, $5,000 of such expenses have been incurred and expensed. Total costs consist primarily of external consulting fees and personal computer replacements. The estimated costs are based on management's current assessment and could change in the future. CardioTech cannot assure you that actual Year 2000 costs incurred will be equal to or less than those estimated at this time.

         Although CardioTech believes that its primary information technology system correctly defines the year 2000, prudent business practices call for the development of contingency plans. CardioTech's contingency plans will include strategies for dealing with Year 2000-related system failures or malfunctions due to CardioTech's internal systems or from external parties. A Year 2000 systems failure, either internal or that of an external provider, could prevent CardioTech from being able to continue its operations, or could disrupt financial and management controls and reporting systems. The Company expects to complete its contingency plans by September 30, 1999.

         CardioTech does not expect the Year 2000 Issue to have a material adverse effect on its results of operations or financial position; however, if not effectively remediated, negative effects from Year 2000 Issues, including those related to internal systems, vendors, or customers, could have a material adverse effect on CardioTech's operations or financial condition. CardioTech cannot assure its stockholders that even if all planned actions are completed, it will not experience some adverse effects from Year 2000 related issues.

PART II.    OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On November 12, 1998, CardioTech issued 500,000 shares of Series A Preferred Stock for $1.00 per share to DKB, an accredited investor. On December 15, 1998, CardioTech sold 1,866,000 units for $1.25 per share to 47 individuals and entities, of whom 45 were accredited investors and of whom 2 were not accredited investors. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock. Each warrant expires on December 15, 2003 and is exercisable at $1.50 per share. In addition, on December 15, 1998, CardioTech issued a warrant to purchase 170,600 shares of Common Stock at an exercise price of $1.475 per share to the unit placement agent, Fechtor Detwiler & Co., Inc., an accredited investor. See Notes 4 and 5 of the notes to condensed consolidated financial statements for a description of each of these transactions.

     All of these sales of securities were made by CardioTech in reliance upon
Section 4(2) of the Securities Act of 1933 and did not involve a public offering. CardioTech relied on Rule 506 of Regulation D as a safeharbor for all of these sales.

Item 6.    Exhibits and Reports on Form 8-K:


(a)  Exhibits:

     Exhibit 3.1    Certificate of Correction dated December 11, 1998

     Exhibit 10.1   John E. Mattern Employment Agreement dated
                    November 11, 1998

     Exhibit 27     Financial Data Schedule

     Exhibit 99.1 Form of Unit Purchase Agreement between CardioTech International, Inc. and certain individuals, incorporated herein by reference to the Company's Form S-3 filed with the Securities and Exchange Commission on February 12, 1999.

     Exhibit 99.2 Form of Warrant to Purchase Shares of Common Stock of CardioTech International, Inc. issued to certain individuals, incorporated herein by reference to the Company's Form S-3 filed with the Securities and Exchange Commission on February 12, 1999.

     Exhibit 99.3 Form of Warrant Agreement by and among CardioTech International, Inc., Fechtor, Detwiler & Co., Inc., and certain of Fechtor, Detwiler's employees, and related form of Warrant Certificate to Purchase Shares of CardioTech International, Inc. Common Stock incorporated herein by reference to the Company's Form S-3 filed with the Securities and Exchange Commission on February 12, 1999.

(b)      Reports on Form 8-K

            Not applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CARDIOTECH INTERNATIONAL, INC.


                              /s/  Michael Szycher
                             ------------------------------------------
                             Michael Szycher, Ph.D.
                             Chairman and Chief Executive Officer


                              /s/ John  E. Mattern
                             ------------------------------------------
                             John E. Mattern
                             Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)


Dated:  February 16, 1998