Form 10KSB
period 1999-03-31
CARDIOTECH INTERNATIONAL INC
filed 1999-06-29
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-28034

                         CardioTech International, Inc.
                 (Name of small business issuer in its charter)

              Massachusetts                                      04-3186647
     State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization                            Identification No.)

   78E Olympia Avenue, Woburn, Massachusetts                       01801
   (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (781) 933-4772

         Securities registered under Section 12 (b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, $.01 par value per share           American Stock Exchange

     Securities registered pursuant to Section 12 (g) of the Act:

                             ----------------------

     Indicate  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $1,083,000

     As of June 24, 1999, 6,138,916 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $8,042,000 based on the last sale price as reported by the American Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 1999 annual meeting of stockholders, which will be filed within 120 days of the registrant's fiscal year ended March 31, 1999.

Transitional Small Business Disclosure Format (check one):
Yes__  No  _X_.

PART I

Item 1. Description of Business

General

     CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are used to provide access for patients undergoing hemodialysis treatments. The Company is developing three types of layered, microporous small bore vascular grafts:
(i) a vascular access graft, called the VascuLink Vascular Access Graft; (ii) a peripheral graft, called the MyoLink Peripheral Graft, and (iii) a coronary artery bypass graft, called the CardioPass(TM) Coronary Artery Bypass Graft.

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

     CardioTech is developing its grafts using specialized ChronoFlex polyurethane materials that it believes will provide significantly improved performance in the treatment of arterial disorders. The grafts have three layers, similar to natural arteries and are designed to replicate the physical characteristics of human blood vessels.

     Additionally, through its CT Biomaterials(TM) division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames:
ChronoFlex, ChronoThane, HydroThane and ChronoFilm.

     CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PolyMedica Corporation ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., the ChronoFlex polyurethane patents relating to the ChronoFlex technology ("Joint Technology".) PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed (the "Spin Off") all of the shares of CardioTech's common stock, par value $.01 per share (the "common stock"), that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and also has production facilities in Wrexham, Brymbo U.K.

     ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech International. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech.

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

     The Company believes that the Vasculink Vascular Access Graft it is developing may offer advantages over currently used synthetic grafts because of its needle-hole-sealing-capability. The Company believes that this characteristic will be effective in sealing puncture sites in its grafts with minimal compression time and bleeding as compared with ePTFE grafts and, as a result, will reduce dialysis procedure and administrative time per patient and their associated costs. In addition, the Company believes, based on animal studies, that patients who receive the Vasculink Vascular Access Graft will be able to be dialyzed in a shorter period of time than four to six weeks.

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

     The Company is currently conducting clinical trials of the Vasculink Vascular Access Graft in Holland, France and Sweden with patients undergoing routine hemodialysis treatment. The Company's clinical trials compared patency and complication rates of the Company's Vasculink Vascular Access Graft with ePTFE grafts. The clinical trial in Holland began in November 1996 at one site, the clinical trial in France began in June 1997 at three sites, and the clinical trial in Sweden began during the first three months of 1998 at two sites. The clinical trials in Holland, France, and Sweden involve an aggregate of up to 60 patients. There can be no assurance that the Company's clinical trials will be successful. The Company received CE marking for the VascuLink Vascular Access Graft in November 1998 and has begun to market this product in Europe.

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

     However in over 40% of all atherosclerosis patients, the saphenous veins are deemed unsuitable, making it necessary to use a vein constructed from artificial materials. The Company is designing the MyoLink Peripheral Graft that it is developing to be suitable for providing needed circulation from the upper thigh, across the knee and into the mid calf. In order to accommodate the bend at the knee, CardioTech has designed the MyoLink graft to be "non-kinking." Further, CardioTech believes that it has the expertise and capability to manufacture a graft that tapers. The Company is currently conducting pre-clinical development studies of the MyoLink Graft at its Wrexham, Brymbo, UK facility.

     On April 1, 1998, the Company, through its wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), entered into a two year research collaborative with The Royal Free Hospital School of Medicine (University of London) ("Royal Free Hospital"), which relates to the investigation and clinical trials of the MyoLink graft and the clinical evaluation of endothelial cell-seeding of peripheral vascular grafts. The Company may license the right to sell the technology relating to the endothelial cell-seeding of the peripheral vascular grafts from Royal. The research is funded by a loan of (pound)253,000 ($420,000) from Freemedic PLC ("Freemedic"), a subsidiary of Royal Free Hospital, to CTI. The loan accrues interest at the rate of 15% per annum and is due and payable on April 1, 2000. The loan, plus accrued interest, is convertible under certain conditions, at either the Company's or Freemedic's option, into common stock of the Company at a conversion price of $3.70 per share. The loan is secured by a pledge of all of the assets of CTI and is guaranteed by the Company. Freemedic may terminate the collaboration at any time upon a material breach by the Company of any obligation under the collaboration agreement or upon any event of default under the loan agreement. CardioTech is also indebted to DKB. See Note I to the Notes to the Consolidated Financial Statements. If DKB foreclosed on the CTI stock pledged to it to secure the Freemedic loan, or if CardioTech winds up, makes an assignment for the benefit of it creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the Freemedic loan. As of March 31, 1999, the outstanding principal balance of the loan was (GBP)266,000 ($428,000). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquity and Capital Resources.

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

     The Company believes that based on studies performed in 1995, approximately 700,000 CABG procedures were performed worldwide, of which nearly 500,000 were performed in the United States. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

     The Company estimates that approximately 100,000 patients are diagnosed by their physicians as having native vessels that are inadequate for use in bypass surgery. If the CardioPass Graft is successfully developed, the Company believes that the graft may initially be used for these patients. The Company also believes that if long-term clinical results are acceptable to clinicians (generally, greater than 50% patency five years after implant), the graft may ultimately be used as a direct substitute for autogenous saphenous veins. The CardioPass Coronary Artery Bypass Graft is in pre-clinical development.

Biomaterials

     CardioTech also develops, manufactures and sells a range of polymer-based materials customized for use in the manufacture of certain medical devices to other medical device manufacturers. CardioTech sells these custom polymers under the tradenames ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld. The Company also provides development services relating to biomaterials to medical device customers. In 1992, PMI entered into a long term development and materials supply agreement with Bard Access Systems, Inc. pursuant to which Bard purchases ChronoFlex for use in the manufacture of a line of catheters and implantable vascular access ports that are used to deliver doses of pharmaceuticals over an extended period of time or to deliver chemotherapy agents to specific organs. This agreement expires on November 10, 2000. PMI assigned this agreement to CardioTech prior to the Spin Off.

     CardioTech also manufactures and sells its proprietary HydroThane biomaterials to medical device manufacturers that are evaluating HydroThane for use in their products. HydroThane(TM) is a thermoplastic, water-absorbing, polyurethane elastomer, that possesses properties that CardioTech believes make it well suited for the complex requirements of a variety of catheters. In addition to its physical properties, CardioTech believes HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility. When hydrated, HydroThane has elastic properties similar to living tissue.

     During the fiscal year ended March 31, 1999, the Company was the recipient of two Small Business Innovation Research grants awarded by National Institutes of Health ("NIH") to support the Company's research and development programs.

     Research revenues related to biomaterials were approximately $1,083,000 and $873,000 for the years ended March 31, 1999 and 1998, respectively. For the years ended March 31, 1999 and 1998, 74% and 78% of research revenues, respectively, were generated from Bard Access Systems, Inc. and the NIH.

Manufacturing

     CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. CardioTech currently has the ability to produce quantities of vascular grafts sufficient to support its current testing needs. CardioTech also has the ability to produce quantities of vascular grafts sufficient to support its needs for early-stage clinical trials, as well as early-stage distribution of the Vasculink Vascular Access Graft in Europe. However, CardioTech may need to acquire manufacturing facilities and improve its manufacturing technology in order to meet the volume and cost requirements for later clinical trials and will require additional manufacturing facilities in order to undertake large scale commercial production of vascular grafts, if it elects to do so. To achieve profitability, CardioTech's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel. CardioTech has no experience in large-scale manufacturing, and there can be no assurance that CardioTech will be able to make the transition to commercial production successfully.

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

Marketing

     CardioTech plans to market its vascular graft products once regulatory approvals are obtained either through a small targeted direct sales group or through licensing arrangements with large medical device companies. Pursuant to this strategy, the Company has retained six firms to distribute its VascuLink Vascular Access Graft in Spain, Italy, Germany, France, Sweden and the Benelux countries. Implementation of this strategy will depend on many factors, including the effectiveness of the Company's distributors, the market potential for CardioTech's products, and CardioTech's financial resources. The distribution network provides access to 80% of the European market. There can be no assurance that CardioTech will be able to successfully market its products.

Competition

     Competition in the medical device industry in general is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

     CardioTech will compete with products offered by W.L. Gore and Associates, Impra, Inc., and Thoratec Corporation. CardioTech believes that W.L. Gore and Impra, whose synthetic graft products have been sold in the United States and worldwide for many years, sell approximately 90% of the intermediate diameter peripheral synthetic vascular grafts and vascular access grafts used throughout the world. While CardioTech believes that the attributes of its vascular grafts will allow it to compete effectively, both W.L. Gore and Impra can be expected to defend their market positions vigorously, and both have substantially greater financial, technical and other resources than CardioTech. Thoratec has developed a small bore polyurethane vascular access graft and has begun limited clinical trials in the United States and foreign countries. Additionally, Thoratec has begun to sell its product in Japan and has affixed a CE Mark (the approval marking of the European Community) on its product, which enables it to sell product throughout Europe. The Joint Technology may be licensed or otherwise made available to competitors of CardioTech.

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

Research and Development

     CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce vascular access graft and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and Development expenditures for the years ended March 31, 1999, and 1998 were $2,284,000, and $1,452,000, respectively.

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

     In order to obtain a CE Mark, a manufacturer  of medical devices must meet:
(i) the essential safety requirements of the EMDD; (ii) maintain a technical file consisting of all research data and information about the medical device;
(iii) adopt a conformity route for its product; and (iv) choose a Notified Body, an independent third party, who will be responsible for reviewing the manufacturer's technical file to verify that the manufacturer has addressed the requirements of the EMDD and has satisfied certain clinical trial requirements. In addition, a manufacturer must obtain ISO 9001 certification, a certification that a manufacturer's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Once a Notified Body has concluded (i) that it has reviewed the manufacturer's technical file and that the manufacturer has addressed the essential requirements of the EMDD; and (ii) that the manufacturer is ISO 9001 compliant, the manufacturer may declare that its products are in conformity with the EMDD and affix a CE Mark to its medical device.

     The Company is conducting clinical trials of the Vasculink Vascular Access Graft in the Holland, France and Sweden with patients undergoing routine hemodialysis treatment. The results of these clinical trials have been placed in the Company's technical file that was reviewed by a Notified Body. The Company has selected Lloyd's Register Quality Assurance, Ltd. ("Lloyds") to serve as the Company's Notified Body. In December 1997, Lloyd's reviewed the Company's operations and awarded the Company with an ISO 9001 Certification. This Certification applies to all of the Company's products that are in development. In August 1998, Lloyd's conducted an ongoing review of the Company's operations and again concluded that the Company's operations were in compliance with ISO 9001. The Company was awarded the CE Mark in November 1998 as a result of a review conducted by Lloyds. Accordingly, the Company has begun to sell the Vasculink Vascular Access Graft in Europe.

     There can be no assurance that the Company will be able to maintain regulatory approval or clearance for its products in Europe. Failure to obtain or maintain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

     As of May 21 1999, the Company has 15 full-time employees. Of these full-time employees, 4 are in research and development, 4 are in manufacturing and production, and 7 are in management, administrative, or marketing positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Year 2000 Issues

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997.) On January 1, 2000, any date recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. To address the Year 2000 issue, CardioTech has implemented a program with respect to its 1) internal information technology systems, 2) non-information technology systems, and 3) external suppliers of goods and services.

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

     CardioTech is contacting its major customers and suppliers regarding their Year 2000 problems. To date, CardioTech is unaware of any problems that would materially adversely affect its operations or financial condition. However, CardioTech cannot assure its stockholders:

     o    that it will be able to identify third party year 2000 problems;

     o that third party year 2000 problems will be corrected on a timely basis; or

     o that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

     In addressing Year 2000 issues, CardioTech estimates that total costs will be approximately $17,000. To date, $5,000 of such expenses have been incurred and expensed. Total costs consist primarily of external consulting fees and personal computer replacements. The estimated costs are based on management's current assessment and could change in the future. CardioTech cannot assure that actual Year 2000 costs incurred will be equal to or less than those estimated at this time.

     Although CardioTech believes that its primary IT system correctly defines the Year 2000, prudent business practices call for the development of contingency plans. CardioTech's contingency plans will include strategies for dealing with Year 2000 related system failures or malfunctions due to CardioTech's internal systems or from external parties. A Year 2000 systems failure, either internal or that of an external provider, could prevent
CardioTech from being able to continue its operations, or could disrupt financial and management controls and reporting systems. The Company expects to complete its contingency plans by September 30, 1999.

     CardioTech does not expect the Year 2000 issue to have a material adverse effect on its results of operations or financial position. However, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, or customers, could have a material adverse effect on CardioTech's operations or financial condition. CardioTech cannot assure its stockholders that even if all planned actions are completed, it will not experience some adverse effects from Year 2000 related issues.

Item 2.  Description of Property

     CardioTech leases a total of approximately 19,000 square feet in Woburn, Massachusetts and Brymbo, Wrexham, United Kingdom. CardioTech believes that its current facilities are adequate for the next several years.

Item 3.  Legal Proceedings

     The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1999.

PART II

Item 5.  Market Information for Common Equity and Related Stockholder Matters

     The common stock trades on the American Stock Exchange under the symbol "CTE." The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 1998                     High              Low
                                                     ----              ---

June 30                                             2 3/16            1 1/2
September 30                                        4 9/16            1 1/2
December 31                                         4 9/16            2 1/4
March 31                                            2 3/4             1 1/2

Fiscal Year Ended March 31, 1999                     High              Low
                                                     ----              ---

June 30                                             2 7/8             1 11/16
September 30                                        2                 1 1/8
December 31                                         2 1/8             1
March 31                                            2                 1 1/8

     As of June 24, 1999, there were approximately 496 stockholders of record and 2,752 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company's loan agreement with DKB prohibits the Company from declaring or paying any dividends on its common stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended March 31, 1999 vs. March 31, 1998

Revenue

     Research revenue consists of revenue from the sale of medical grade polyurethanes, research grants from the National Institute of Health (NIH) and royalties from Bard Access Systems. Research revenue for the fiscal year ended March 31, 1999 were $1,083,000 compared to $873,000 for the fiscal year ended March 31, 1998, an increase of $210,000, or 24%. This increase was primarily generated by an increase in sales of research biomaterials of $80,000, research grant income of $77,000 from NIH Small Business Technology Transfer (STTR) grants, and an increase of $45,000 in royalty income from Bard Access Systems.

Operating Expense

Research and Development

     Research and development expense consists primarily of employment-related costs for scientific staff, facility costs, pre-clinical and clinical testing costs, costs related to on-going development efforts, and NIH grant expenses. To date, all of the Company's research and development expense have been charged to operations as incurred. Research and development expense for the fiscal year ended March 31, 1999 was $2,284,000, compared to $1,452,000 for the fiscal year ended March 31, 1998, an increase of $832,000, or 57%. This was principally the result of increased costs for travel of $38,000, outside clinical, consulting, and regulatory services of $425,000, and salaries and benefits of $300,000 associated with the clinical trials of the Vasculink Vascular Access Graft in Europe.

Selling, General and Administrative

     Selling, general and administrative expense consists primarily of employment related costs for executive, selling and administrative personnel, professional fees, consulting fees, system support costs and other general and administrative expenses. Selling, general and administrative expense for the fiscal year ended March 31, 1999 was $1,313,000, compared to $1,305,000 for the fiscal year ended March 31, 1998 an increase of $8,000 or 1%. This increase was primarily due to higher salary and benefits costs of $96,000. These costs were offset by lower insurance costs of $13,000, legal fees of $34,000 and public reporting costs of $51,000.

Other Income and Expense, net

     Other income and expense, net for the fiscal year ended March 31, 1999 was expense of $111,000 as compared to income of $75,000 for the fiscal year ended March 31, 1998, an increase in net expense of $186,000. The increase in other expense primarily resulted from interest expense of $212,000 on the senior notes and the Freemedic loan. Interest expense for the fiscal year ended March 31, 1999 was partially offset by interest income of $101,000 earned on excess cash during the period.

Net Loss

     Net loss for the fiscal year ended March 31, 1999 was $2,625,000 compared to $1,809,000 for the fiscal year ended March 31, 1998, an increase in net loss of $816,000 or 45%. The increase in net loss is primarily attributable to continued significant investment in research and development activities as previously described. Net loss per share for the fiscal year ended March 31, 1999 was $0.55 as compared to $0.42 per share for the fiscal year ended March 31, 1998, an increase in net loss per share of $0.13 per share or 31%.


Liquidity and Capital Resources

     The Company recognized a net increase in cash and cash equivalents for the year ended March 31, 1999 of $165,000. Operating activities used cash of $2,119,000 during the fiscal year ended March 31, 1999, compared to $1,585,000 for the fiscal year ended March 31, 1998. The principal uses of cash for operating activities for the fiscal year ended March 31, 1999, were to fund a net loss of $2,625,000, offset in part by increases in accounts payable of $356,000. Investing activities used cash of $367,000 for the year ended March 31, 1999, as compared to $29,000 for the year ended March 31, 1998, and is primarily attributable to the purchase of equipment used in development and production activities. Financing activities provided cash of $2,666,000 for the year ended March 31, 1999, as compared to $1,500,000 for the year ended March 31, 1998, and is attributable to net cash proceeds received on the issuance of convertible senior notes, convertible preferred stock, and common stock, respectively. Cash and cash equivalents amounted to $2,392,000 at March 31, 1999 as compared to $2,227,000 at March 31, 1998, an increase of $165,000 or 7%.

     CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. Through March 31, 1999, CardioTech has not generated revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterial sales and from the NIH to support graft research. Since March 31, 1999, the Company has begun limited distribution and commercial sales of its Vasculink Vascular Access Graft in Europe. The Company has distributors in Spain, Italy, Germany, France, Sweden, and the Benelux countries.

     Since the Company's inception, funding has come from PMI of approximately $4,000,000, senior notes in the principle amount of $1,660,000, the loan from Freemedic in the amount of (GBP)253,000, (approximately $420,000), the sale of $500,000 in preferred stock; and the sale of 1,866,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock, netting approximately $1,782,000 in cash (See Note I and J to the Notes to Consolidated Financial Statements.)
The Company anticipates that operating losses will continue to be incurred unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

     As of March 31, 1999, CardioTech was conducting its operations with approximately $2,392,000 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities in the near term. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

     As discussed in Note A of the Consolidated Financial Statements, CardioTech will seek to obtain additional funds through public or private equity or debt financing, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

     On March 31, 1998, the Company issued $1,660,000, 7% Convertible Senior Notes (the "Senior Notes") with a maturity date of March 20, 2003 to Dresdner, Kleinwort Benson Private Partner LP ("DKB") (See Note I to the Notes to the Consolidated Financial Statements.)

On April 1, 1998 the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), signed a collaborative research and development agreement with the Royal Free Hospital School of Medicine ("Royal Free Hospital"). (See Note I to the Notes to the Consolidated Financial Statements.)

Preferred Stock

On November 12, 1998, the Company issued 500,000 shares of Series A convertible preferred stock ("Preferred Stock") to DKB, on substantially the same terms as the Senior Notes, in consideration of an additional $500,000. (See Note I to the Notes to the Consolidated Financial Statements.)

     On December 22, 1998, the Company completed a private offering of 1,866,000 units at a price of $1.25 per unit. (See Note I to the Notes to the Consolidated Financial Statements.)

     On May 25, 1999, the Company agreed to acquire, subject to the approval of the Tyndale Plains-Hunter shareholders and other conditions precedent, all of the common stock of Tyndale Plains-Hunter, Ltd., in exchange for 446,153 shares of CardioTech's common stock and $350,000 in cash. Tyndale Plains-Hunter is a maker of specialty polyurethane for the medical and cosmetics industries. There can be no assurance that CardioTech will be able to complete the acquisition, that the terms of the acquisition will be favorable to CardioTech or that CardioTech will be able to successfully integrate Tyndale Plains-Hunter into its operations.

Going Concern Opinion and Possible AMEX Delisting

     The common stock is listed on the American Stock Exchange, or the AMEX, and CardioTech is subject to the AMEX's maintenance requirements. CardioTech's failure to meet the AMEX's maintenance requirements may result in a delisting of the common stock. CardioTech cannot assure you that its common stock will not be delisted by the AMEX. The determination by the AMEX to delist a company is not based on a precise mathematical formula, but rather on a review of all relevant facts and circumstances in light of the AMEX's policies. The AMEX will normally consider delisting a company which:

     (1) has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or

     (2) has sustained losses which are so substantial to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature.

     As of March 31, 1999, CardioTech had stockholders' deficit of $117,000, and losses in its last three fiscal years. If CardioTech is unable to increase its stockholders' equity and its net losses continue, CardioTech's common stock may be delisted. CardioTech's future financing activities may not provide the Company with sufficient stockholders' equity to avoid being delisted. Further, CardioTech has received a "going concern" opinion from its independent public accountants. This "going concern" opinion may be considered by AMEX in determining whether it will delist CardioTech's common stock. If CardioTech were to receive a notification from AMEX indicating that AMEX was considering delisting CardioTech's common stock, CardioTech would then have an opportunity to respond to AMEX and to set forth a plan as to why it should not be delisted. There can be no assurance that CardioTech will be able to avoid delisting.

     Delisted securities would probably trade in the over-the-counter markets. The liquidity of securities traded in the over-the-counter markets may be impaired, not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage and lower prices.

     CardioTech's receipt of the "going concern" opinion is a default condition pursuant to the Senior Note and Preferred Stock agreement with DKB. On June 25, 1999, DKB waived this default and any additional interest due as a result thereof. However, if CardioTech's common stock were to be delisted by AMEX, this would also constitute a default condition under the Senior Note and Preferred Stock agreement with DKB. DKB may give notice to CardioTech of this default condition, whereupon CardioTech would have 25 days to cure the default. If
CardioTech was unable to cure the default condition resulting from its delisting, then an event of default would occur and DKB would be entitled to demand immediate payment of the Senior Notes. Further, upon the occurrence of an event of default, the interest rate on the Senior Notes and the dividend rate on the Preferred Stock would each increase to 13% per annum. The principal balance of Senior Notes outstanding as of March 31, 1999 was $1,779,000.

     The Company has pledged a life insurance policy on the life of Dr. Michael Szycher and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes. Upon the occurrence of an event of default, DKB would have the right to foreclose on this collateral. If DKB foreclosed on the CTI stock pledged to it or if CardioTech winds up, makes an assignment for the benefit of its creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the loan. As of March 31, 1999, the
outstanding   principal  balance  of  the  Freemedic  loan  was   (pound)266,000
($428,000).

Recent Accounting Pronouncements

     The Company has adopted Statement of Financial Accounting Standards (SFAS No. 130) "Reporting Comprehensive Income" in fiscal 1999. This statement establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires the display of the comprehensive income (loss) and its components in the financial statements. In the Company's case, comprehensive loss includes net loss, and foreign currency translation adjustments. The adoption of this Statement has had no material effect on its financial statements.

     The Company has also adopted Statement of Financial Accounting Standards (SFAS No. 131.) "Disclosures About Segments of an Enterprise and Related information" in fiscal 1999. This Statement establishes standards for reporting information about operating segments and related disclosures about its products and services, geographic areas, and major customers. The Company is organized as a single operating segment, whereby the chief operating decision maker assesses the performance of and allocates resources to the business as a whole. The adoption of this Statement did not affect the Company's results of operations, liquidity or financial position but resulted in revised and additional disclosures. (See Note K of the Notes to the Consolidated Financial Statements.)

Forward Looking Statements

     The Company believes that this Form 10-KSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding i) the expected performance of its grafts, including their needle-hole-sealing-capability, ii) the expected size of the market for the Company's products in development, iii) the Company's ablility to manufacture grafts that taper, iv) Hydro Thane's bacterial resistance, clot resistance and biocompatibility, v) the Company's Year 2000 Readiness, vi) the cost to the Company to address Year 2000 issues, vii) the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following: Possible Amex Delisting. See "Going Concern Opinion and Possible Amex Delisting" on page 12.

Early Stage of Development of Vascular Grafts.

     CardioTech primarily develops and markets implantable synthetic vascular grafts. Presently, CardioTech is conducting clinical testing of its first product in development, the VascuLink Vascular Access Graft. CardioTech has not begun to market this technology in the United States and has not generated any revenue from the use of this technology. CardioTech recently received government authority to sell its VascuLink Vascular Access Graft in Europe and has just begun to market this product there. CardioTech cannot assure you that any of its products in development:

     will be successfully developed;
     will meet applicable regulatory standards, if developed;
     will obtain required regulatory approvals;
     will be producible in commercial quantities at reasonable costs; or will be successfully marketed.

     To succeed in this market, CardioTech will have to complete the development of polyurethane-based vascular grafts which (1) will be safe and effective and
(2) will have benefits not available in human vein grafts or presently available synthetic vascular grafts. CardioTech cannot assure you that it will be successful in doing this. CardioTech's products in development will require significant additional investment, research, development, pre-clinical and clinical testing and regulatory approval prior to commercialization. CardioTech will have to commit substantial additional resources to complete the development of its synthetic grafts.

History of Operating Losses and Accumulated Deficit.

     CardioTech cannot assure you that it will ever be profitable. For the years ended March 31, 1999, and 1998, CardioTech had net losses attributable to common stockholders of $2,625,000, and $1,809,000, respectively; and as of March 31, 1999, CardioTech had an accumulated deficit of $10,117,000. CardioTech expects to incur additional operating losses over the next several years from the development, testing and manufacturing of its vascular graft technology as it:

     engages in additional research and development;
     conducts additional animal testing;
     continues clinical trials;
     and seeks regulatory approvals

     CardioTech expects its cumulative deficit to increase for the foreseeable future as it expands its efforts in the areas indicated above.

     CardioTech's ability to become profitable is dependent, in large part, on:

     completing product development and commercialization;
     obtaining regulatory approvals for its products; and making the transition from research and development to manufacturing and marketing.

     CardioTech cannot assure you that it will be able to achieve any of these objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-KSB.

Proposed Acquisition

CardioTech has entered into an agreement to purchase all of the stock of Tyndale Plains-Hunter, a maker of specialty polyurethanes for the medical and cosmetics industries. CardioTech anticipates that it will pay $350,000 in cash and issue 446,153 shares of its common stock. The purchase will be subject to a number of conditions, including both parties' completion of their due diligence review. There can be no assurance that CardioTech will be able to complete the acquisition, that the terms of the acquisition will be favorable to CardioTech or that CardioTech will be able to successfully integrate Tyndale Plains-Hunter into its operations.

Absence of Revenue from Vascular Grafts.

     CardioTech's future growth will largely depend on its ability to commercialize its vascular graft technology. CardioTech cannot assure you that it will be able to accomplish this goal. To date, CardioTech has not generated any revenue from the sale of vascular grafts in Europe and cannot assure you that it will be successful in selling this product there. CardioTech is currently in the initial stages of introducing its VascuLink Vascular Access Graft for sale. CardioTech cannot assure you that it will be able to generate sufficient revenue from product sales, sales of materials or development services to fund its continuing operations.

Limited Revenue From Other Activities.

     CardioTech is also engaged in the development of other uses for its premium polymer-based materials in collaboration with other medical-device manufacturers. Although such activities may generate revenues from medical device manufacturers for development services performed by CardioTech or in connection with the sale of materials, CardioTech's primary focus will be on its vascular graft technology. Accordingly, CardioTech expects that revenues from these other sources will be relatively small in the short term.

Access to Capital and Additional Financing Requirements.

     CardioTech's  future  growth  also  will  depend  on its  ability  to raise additional capital to support its research and development activities. PolyMedica provided approximately $4.0 million in funding to CardioTech from 1991 through June 1996. In addition, CardioTech raised approximately $2,590,000 through the sale of (1) senior notes and preferred stock to DKB; and (2) convertible notes to Freemedic. CardioTech also raised an additional $2,332,500, including $200,000 in promissory notes from CardioTech's executive officers, through a unit offering private placement which terminated on December 22, 1998. The majority of these funds is being expended for research and development. CardioTech cannot assure you that it will be able to raise sufficient additional funds to adequately support its research and development efforts.

     As of March 31, 1999, CardioTech had cash and cash equivalents of approximately $2,392,000, which CardioTech expects to consume at a rate of approximately $150,000 per month. Accordingly, such cash and cash equivalents should be adequate to maintain CardioTech's currently planned operations until approximately May 2000. CardioTech will need additional funding to complete the clinical trials for, and market, its VascuLink Vascular Access Graft in Europe and to begin clinical trials in the United States. CardioTech will require substantial funds for:

     further research and development;
     future pre-clinical and clinical trials;
     regulatory approvals;
     establishment of commercial-scale manufacturing capabilities; and the marketing of its products.

     CardioTech will seek to obtain additional funds for these purposes through:

     public or private equity or debt financing;
     collaborative arrangements; or
     from other sources.

     CardioTech cannot assure you that it will be able to raise sufficient additional funding at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If CardioTech cannot raise adequate additional funds, it may be required to curtail significantly one or more of its research or development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

Possible Amex Delisting.

     See "Possible AMEX Delisting" on page 13

Possible Volatility of Stock Price.

     CardioTech cannot assure you of the prices at which its common stock will trade. The market prices for securities of emerging companies historically have been highly volatile. The following factors may have a significant impact on the market price of the common stock:

     announcements of technological innovations or new commercial products by CardioTech or its competitors;
     regulatory developments;
     disputes concerning patent or proprietary rights;
     publicity regarding actual or potential medical results relating to products under development by CardioTech or its competitors;
     public concern as to the safety of CardioTech's products; and
     economic  and  other  external   factors,   as  well  as   period-to-period
     fluctuations in financial results.

Limited Rights in Technology; Uncertainty of Patents and Proprietary Rights.

     CardioTech owns two U.S. patents and four patents in various European countries relating to vascular graft manufacturing technology. In addition, PolyMedica granted CardioTech a perpetual, worldwide, royalty-free license to use certain proprietary polyurethane technologies (the "Biomaterial Technology") in the field consisting of development, manufacture and sale of implantable medical devices and biodurable polymer materials to third parties for use in medical applications (the "Implantable Devices and Materials Field"). However, PolyMedica and CardioTech each have rights to use the Biomaterials Technology to fabricate medical products (other than implantable medical devices) themselves or in joint ventures with third parties. In addition, PolyMedica has retained the rights to make sales of certain formulations of ChronoFlex and such materials for non-medical applications. As a result, PolyMedica may compete with CardioTech if CardioTech decides to commercialize applications of the Biomaterials Technology in fields other than those in which it has been granted an exclusive license. Also, Thermedics, Inc., as joint owner with PolyMedica of a patent and patent applications relating to certain polyurethane technology, is free to use such rights or license them to others in any field, including the Implantable Devices and Materials Field.

     CardioTech's   success  will  depend,  in  large  part,  on  the  following abilities:

     to maintain it's existing patents;
     to obtain new patents;
     to maintain trade secret protection; and to operate without infringing on the proprietary rights of third parties or having third parties circumvent CardioTech's rights.

     PolyMedica has filed and obtained U.S. and foreign patents covering aspects of the Biomaterials Technology. CardioTech cannot assure you, however:

     that any of CardioTech's or PolyMedica's existing patents will not be challenged or future patent applications will result in the issuance of patents;

     that CardioTech will develop additional proprietary products that are patentable;

     that any additional patents issued to CardioTech will provide CardioTech with any competitive advantages or will not be challenged by any third parties; or

     that the patents of others will not impede the ability of CardioTech to do business, or that third parties will not be able to circumvent CardioTech's patents and licensed technology.

     Furthermore, CardioTech cannot assure you that others will not independently develop or duplicate similar technology or products, or, if patents are issued or licensed to CardioTech, design around the patents issued or licensed to CardioTech.

     CardioTech might have to obtain licenses from third parties to avoid infringing patents or other proprietary rights. CardioTech cannot assure you that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms acceptable to CardioTech. If CardioTech does not obtain such licenses, it could encounter delays in product introductions, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, CardioTech could incur substantial costs in defending itself in suits brought against it with respect to patents it might infringe or in filing suits against others to have such patents declared invalid.

     Some of CardioTech's know-how and technology may not be patentable. To protect its rights, CardioTech requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. CardioTech cannot assure you, however, that these agreements will protect CardioTech's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, CardioTech's business may be adversely affected by competitors who independently develop competing technologies, especially if CardioTech obtains no, or only narrow, patent protection.

Technological Change and Competition.

     The medical device industry is subject to rapid and substantial technological change. Several companies currently sell synthetic graft products for certain specific applications in the United States and worldwide and have done so for many years. Although CardioTech believes that the attributes of its polyurethane-based grafts will allow its products to compete effectively, these companies can be expected to defend their market positions vigorously. Moreover, while CardioTech is aware of only two competitors developing polyurethane-based vascular grafts currently, potential competitors of CardioTech in the United States and abroad are numerous and include, among others:

     both large and small synthetic materials companies;
     medical device firms;
     universities; and
     other research institutions.

     CardioTech cannot assure you that its potential competitors will not succeed in developing technologies and products that are more effective than any that are being developed by CardioTech or that would render CardioTech's technologies and products obsolete or noncompetitive. Many of these potential competitors have substantially greater financial and technical resources and production and marketing capabilities than CardioTech.

     Additionally, many of CardioTech's competitors have significantly greater experience than CardioTech in conducting pre-clinical testing and clinical trials of medical devices and obtaining FDA and other regulatory approvals of products for use in health care. Moreover, Thoratec Corporation, one of the Company's competitors, has developed a polyurethane vascular access graft and has begun limited clinical trials in the United States and foreign countries. In addition, Thoratec Corporation has begun to sell its product in Japan and has affixed a CE Mark (the approval marking of the European Community) on its product, which enables it to sell the product throughout Europe. Accordingly, CardioTech's competitors may succeed in obtaining FDA approval for products more rapidly than CardioTech. If CardioTech commences significant commercial sales of its vascular graft products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience.

Attraction and Retention of Key Employees and Scientific Collaborators.

     CardioTech is highly dependent on the principal members of its management and scientific staff, the loss of whose services could have a material adverse effect on CardioTech. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to CardioTech's success. CardioTech cannot assure you that it will be able to attract and retain skilled and experienced scientific personnel on acceptable terms given the Company's financial resources and competition among numerous medical device companies, universities and non-profit research institutions for experienced scientists. CardioTech's anticipated growth and expansion into areas and activities requiring additional expertise such as clinical testing, governmental approvals, production and marketing, are expected to place increased demands on CardioTech's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect CardioTech's business.

Limited Manufacturing Capability.

     The development and manufacture of CardioTech's products are subject to:

     (1) the Quality System Requirements and other relevant requirements prescribed by the FDA; or

     (2) other standards prescribed by the appropriate regulatory agency in the country of use.

     Although CardioTech currently has the ability to produce quantities of synthetic vascular grafts sufficient to support its current needs and its needs for early-stage clinical trials, as well as early-stage distribution of the Vasculink Vascular Access Graft in Europe, it may need to acquire additional manufacturing facilities and improve its manufacturing technology to meet the volume and cost requirements for later clinical trials. CardioTech will require additional manufacturing facilities to undertake commercial production of vascular grafts if it elects to do so. CardioTech cannot assure you:

     that it will be able to obtain or manufacture such products in a timely fashion at acceptable quality and prices;
     that it or its suppliers can comply with the Quality System Requirements or other relevant requirements prescribed by the FDA or appropriate foreign regulatory agencies;
     or that it or its suppliers will be able to manufacture an adequate supply of product.

Absence of Sales and Marketing Experience.

     CardioTech expects to market its vascular grafts either through independent distributors/sales agents or co-marketing arrangements with third parties. To date, CardioTech has had no experience in sales, marketing or distribution of vascular grafts or other implantable devices. In order to market vascular grafts directly, CardioTech would need to develop a marketing and sales staff with technical expertise. CardioTech cannot assure you:

     that it will be able to build such a marketing staff or sales force;
     that the cost of establishing such a marketing staff or sales force will not exceed any product revenue; or that CardioTech's direct sales and marketing efforts will be successful.

     In addition, if CardioTech succeeds in bringing one or more products to market, it may compete with other companies that currently have extensive and well-funded marketing and sales operations. CardioTech cannot assure you that its marketing and sales efforts would compete successfully against such other companies. To the extent CardioTech enters into co-marketing arrangements, any revenue received by CardioTech will be dependent on the efforts of third parties and CardioTech cannot assure you that such efforts will be successful.

Extensive Government Regulation.

     The production and marketing of CardioTech's products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in Europe, the United States and other countries. Prior to marketing any synthetic vascular grafts developed by CardioTech in Europe, CardioTech must affix a CE Mark, or mark of approval from the European
Community, to its product. The CE Mark denotes conformity with European standards and allows certified medical devices to be placed on the market in all European countries. In order to obtain a CE Mark, CardioTech must meet:

     the essential safety requirements of the European Medical Device Directive ("EMDD");

     maintain a technical file consisting of all research data and information about the medical device;

     adopt a conformity route for its product; and

     choose a Notified Body, an independent third party, who will be responsible for reviewing the manufacturer's technical file to verify that the manufacturer has addressed the requirements of the EMDD and has satisfied certain clinical trial requirements.

     In November 1998, CardioTech was awarded the right to affix the CE Mark to its VascuLink Vascular Access Graft. As a result of this award, CardioTech has begun to market this product in Europe. CardioTech cannot assure you, however, that it will be able maintain regulatory approval or clearance for the sale of this product in Europe. Additionally, CardioTech cannot assure you that with regard to its other products, a Notified Body will determine that CardioTech's technical file satisfies the requirements of the EMDD or that its products other than the VascuLink Vascular Access Graft meet the essential safety requirements of the EMDD. As a result, CardioTech cannot assure you that it will be able to affix a CE Mark to its other implantable products;
     sell such other products in Europe; or
     maintain regulatory approval or clearance for its other products in Europe.

     Failure to obtain CE Marking or maintain regulatory approval or clearance for its products could have a material adverse effect on CardioTech's business, financial condition and results of operations.

     Furthermore, prior to marketing any synthetic vascular grafts developed by CardioTech in the United States, such products may undergo rigorous pre-clinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the FDA. FDA approval may take many years and require the expenditure of substantial resources. In addition, modifications to regulations and changes in interpretation of regulations occur regularly and can materially and adversely affect the timing and cost of the sale of CardioTech's product introductions.

     CardioTech has limited experience in conducting and managing the pre-clinical and clinical trials necessary to obtain government approvals. CardioTech cannot assure you that the results of such clinical trials will be consistent with the results obtained in pre-clinical studies or that the results obtained in later phases of clinical trials will be consistent with those obtained in earlier phases. CardioTech also cannot assure you that polyurethane-based synthetic vascular grafts or other implantable products will be shown to be safe and effective or that regulatory approval for any such product will be obtained on a timely basis, if at all. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by CardioTech and CardioTech's ability to receive product revenue or royalties.

     CardioTech's activities relating to the development of uses for its polymer-based materials and implantable medical devices in collaboration with other medical-device manufacturers may also be subject to regulatory approval processes similar to those described above relating to vascular grafts.


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

Health Care Reimbursement.

     CardioTech's ability to commercialize vascular grafts successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and CardioTech cannot assure you that adequate third-party coverage will be available to maintain price levels sufficient for an appropriate return on its investment in product development.

Product Liability.

     The testing, marketing and sale of human healthcare products entail an inherent risk of allegations or product liability, and CardioTech cannot assure you that substantial product liability claims will not be asserted against it. CardioTech currently has limited product liability insurance. CardioTech cannot assure you that a product liability claim would not materially adversely affect its business or financial condition.

Absence of Dividends.

     CardioTech has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. CardioTech's loan agreement with DKB currently prohibits the payment of cash dividends without DKB's prior written consent.

Item 7. Financial Statements                                           Page
                                                                       ----

The following documents are filed as part of this report on Form 10-KSB


Report of Independent Accountants                                      F-1

Consolidated Balance Sheet at March  31, 1999                          F-2

Consolidated Statements of Operations for the two years
ended March 31, 1999 and 1998                                          F-3

Consolidated  Statements of Stockholders' Equity for the two years
ended March 31, 1999 and 1998                                          F-4


Consolidated Statements of Cash Flows for the two years ended
March 31, 1999 and 1998                                                F-5

Notes to Consolidated Financial Statements                             F-6 - F16

All schedules have been omitted because they are inapplicable or the required information is included in the notes to the consolidated financial statements.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There  have  been  no  changes  in  accounts  or   disagreements   with
accountants on accounting and financial disclosure matters.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this item will be set forth in the sections entitled "Management" and "Section 16(a) Beneficial Ownership, Reporting, and Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1999 and to be filed with the Securities and Exchange Commission not later than July 29, 1999, and is incorporated herein by this reference.

Item 10. Executive Compensation

     The information required by this item will be set forth under the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1999 and to be filed with the Securities and Exchange Commission not later than July 29, 1999, and is incorporated herein by this reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be set forth in the sections entitled "Share Ownership" in the Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1999 and to be filed with the Securities and Exchange Commission not later than July 29, 1999, and is incorporated herein by this reference.

Item 12.  Certain Relationships and Related Transactions

     The information required by this item will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1999 and to be filed with the Securities and Exchange Commission not later than July 29, 1999, and is incorporated herein by this reference.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB

     (a)  The following are filed as part of this Form 10-KSB:

     (1) Financial Statements: For a list of financial statements which are filed as part of this Form 10-KSB, See Page 23

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

     3.1.1 Certificate of Vote of Directors Establishing a Class or Series of Stock for Series A Preferred Stock was filed as Exhibit 3.1 to CardioTech's Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, and is incorporated herein by reference.

     3.1.2     Certificate  of Correction  dated  December 11, 1998 was filed as
               Exhibit 3.1 to CardioTech's Form 10-Q for the quarter ended December 31, 1998, filed on February 16, 1999, and is incorporated herein by reference.

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

     10.4 CardioTech 1996 Employee, Director and Consultant Stock Option Plan, as amended, was filed as Exhibit 10.4 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.5 Employment Agreement of Michael Szycher, dated March 26, 1998, was filed as Exhibit 10.5 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.6 Employment Agreement of Alan Edwards, dated March 24, 1998, was filed as Exhibit 10.6 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.7 Service Agreement of Alan Edwards, dated March 24, 1998, was filed as Exhibit 10.7 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

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

     10.11 Lease Agreement between CardioTech and Cummings Properties Management, Inc., dated June 26, 1998, was filed as Exhibit 10.11 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.12 Loan and Option Agreement dated as of March 31, 1998 and among CardioTech, CardioTech International Ltd. ("CTI, Ltd."), the Royal Free Hospital School of Medicine ("Royal Free Hospital") and Freemedic PLC ("Freemedic"), was filed as Exhibit 10.12 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.13 CTI, Ltd. and Royal free Hospital Research Agreement in respect of the Development of Vascular Grafts, dated April 1, 1998, was filed as Exhibit 10.13 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.14 Freemedic and CTI, Ltd. License Agreement, dated as of April 1, 1998, was filed as Exhibit 10.14 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

     10.15 Note Purchase Agreement dated as of March 31, 1998 between CardioTech and Dresdner Kleinwort Benson Private Equity Partners, LP ("Kleinwort Benson") was filed as Exhibit 99.1 to CardioTech's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 15, 1998 and is incorporated herein by reference.

     10.15.1 Amendment, dated as of November 12, 1998, to Note Purchase Agreement and Registration Rights Agreement was filed as Exhibit
               10.1 to CardioTech's Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998 and is incorporated herein by reference.

     10.16     7%  Convertible  Senior Note dated as of March 31,  1998  between
               CardioTech and Kleinwort Benson was filed as Exhibit 99.2 to CardioTech's Form 8-K filed with the Commission on April 15, 1998 and is incorporated herein by reference.

     10.17 John E. Mattern Employment Agreement dated November 11, 1998 was filed as Exhibit 10. 1 to CardioTech's Form 10-Q for the quarter ended December 31, 1998, filed on February 16, 1999, and is incorporated herein by reference.

     10.18 Form of Unit Purchase Agreement between CardioTech and certain individuals was filed as Exhibit 99.1 to CardioTech's Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

     10.19 Form of Warrant to Purchase Shares of Common Stock of CardioTech issued to certain individuals was filed as Exhibit 99.2 to CardioTech's Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

     10.20 Form of Warrant Agreement by and among CardioTech, Fechtor, Detwiler, & Co., Inc. and certain Fechtor, Detwiler, & Co., Inc. employees was filed as Exhibit 99.3 to CardioTech's Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

     21        Subsidiaries of CardioTech

     23        Consent of PricewaterhouseCoopers L.L.P.

     27        Financial Data Schedule

(b)  Reports on Form 8-K1: None

                        Report of Independent Accountants


To the Board of Directors and Stockholders of CardioTech International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of CardioTech International, Inc. (the "Company") at March 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not included any adjustments that might result from the outcome of this uncertainty.


                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
May 25, 1999, except as to the information presented in the second paragraph of Note S, for which the date is June 25, 2999

                         CARDIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                       1999
                                                                   ------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $  2,392,000
  Accounts Receivable - Trade                                            96,000
  Accounts Receivable - Other                                           292,000
  Prepaid Expenses and Other Current Assets                              56,000
                                                                   ------------
    Total Current Assets                                              2,836,000

Property and Equipment, net                                             477,000
Other Assets                                                            214,000
                                                                   ------------

Total Assets                                                       $  3,527,000
                                                                   ============

LIABILITIES CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                 $    518,000
  Accrued Expenses                                                      418,000
                                                                   ------------
    Total Current Liabilities                                           936,000

Long Term Obligations (Note I):
7% Convertible Senior Notes due 2003                                  1,779,000
Convertible Loan due 2000                                               429,000
                                                                   ------------
                                                                      2,208,000
                                                                   ------------
    Total Liabilities                                                 3,144,000

Series A Convertible Preferred Stock, $.01 par value, 5,000,000
     shares authorized, 500,000 issued and outstanding                  500,000

Commitments and Contingencies (Note H)                                     --

Stockholders' Deficit:
  Common Stock, $.01 par value, 20,000,000 shares
     authorized, 6,138,916 shares issued and outstanding
     at March 31, 1999 and March 31, 1998 respectively                   61,000
  Additional Paid-In Capital                                         10,151,000
  Accumulated Deficit                                               (10,117,000)
  Notes Receivable From Officers                                       (200,000)
  Cumulative Translation Adjustment                                     (12,000)
                                                                   ------------
Total Stockholders' Deficit                                            (117,000)
                                                                   ------------

    Total Liabilities Convertible Preferred Stock and
    Stockholders' Deficit                                          $  3,527,000
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Years Ended March 31,
                                                       1999            1998
                                                    -----------     -----------

Research Revenue                                    $ 1,083,000     $   873,000

Operating Expense:
   Research and Development                           2,284,000       1,452,000
   Selling, General and Administrative                1,313,000       1,305,000
                                                    -----------     -----------
Total Operating Expense                               3,597,000       2,757,000

Loss from Operations                                $(2,514,000)    $(1,884,000)
                                                    ===========     ===========

Other Income and Expense:
   Interest Expense                                    (212,000)           --
   Interest Income                                      101,000          75,000
                                                    -----------     -----------
                                                       (111,000)         75,000
                                                    -----------     -----------

Net Loss                                            $(2,625,000)    $(1,809,000)
                                                    ===========     ===========

Other comprehensive income:
Foreign currency translation adjustments                 12,000           3,000
                                                    -----------     -----------
Comprehensive loss                                  $(2,613,000)    $(1,806,000)
                                                    ===========     ===========


Net loss per common share basic and diluted         $     (0.55)    $     (0.42)
                                                    ===========     ===========

Shares used in computing Net Loss per
common share, basic and diluted                       4,814,823       4,272,916





The accompanying notes are an integral part of these consolidated financial statements.

                         CardioTech International, Inc.
                   Statement of Stockholders' Equity (Deficit)
                  For the Years Ended March 31, 1999, and 1998

                                                            Additional                      Notes       Cumulative     Stockholders'
                                      Common Stock           Paid In      Accumulated     Receivable    Translation       Equity
                                   Shares       Amount       Capital        Deficit     from Officers    Adjustment      (Deficit)
                                ----------------------------------------------------------------------------------------------------
Balance at April 1, 1997         4,272,916   $   43,000   $  8,232,000   $ (5,686,000)             --    $    9,000    $  2,598,000

     Effect of Cumulative
     Translation Adjustment             --           --             --             --              --        (6,000)         (6,000)

     Net Loss                           --           --             --     (1,809,000)             --            --      (1,809,000)

                                ----------   ----------   ------------   ------------    ------------    ----------    ------------
Balance at March 31, 1998        4,272,916   $   43,000   $  8,232,000   $ (7,495,000)   $         --    $    3,000    $    783,000
                                ==========   ==========   ============   ============    ============    ==========    ============

     Issuance of Common Stock
     Private Placement net of
     issuance costs              1,866,000       18,000      1,919,000             --              --            --       1,937,000

     Notes Receivable from
     Officers                           --           --             --             --        (200,000)           --        (200,000)

     Effect of Cumulative
     Translation Adjustment             --           --             --          3,000              --       (15,000)        (12,000)

     Net Loss                           --           --             --     (2,625,000)             --            --      (2,625,000)

                                ----------   ----------   ------------   ------------    ------------    ----------    ------------
Balance at March 31, 1999        6,138,916   $   61,000   $ 10,151,000   $(10,117,000)   $   (200,000)   $  (12,000)   $   (117,000)
                                ==========   ==========   ============   ============    ============    ==========    ============



The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Years Ended March 31,
                                                             1999           1998
                                                         -----------    -----------
Cash Flows from Operating Activities:
Net Loss                                                 $(2,625,000)   $(1,809,000)
Adjustments to reconcile Net Loss to Net
 Cash Flows used by Operating
 Activities:
 Interest paid by Issuance of Convertible Senior Notes       119,000             --
 Loss on Disposal of Property and Equipment                    1,000
 Depreciation and Amortization                               118,000         72,000
 Changes in Assets and Liabilities:
   Accounts Receivable                                        (1,000)      (285,000)
   Prepaid Expenses and Other Current Assets                 (30,000)        61,000
   Increase in Other Assets                                  (40,000)       (36,000)
   Accounts Payable                                          356,000        111,000
   Accrued Expenses                                          (17,000)       301,000
                                                         -----------    -----------
  Net Cash Flows used by Operating Activities             (2,119,000)    (1,585,000)
                                                         ===========    ===========

Cash Flows from Investing Activities:
Purchase of Property and Equipment                          (367,000)       (29,000)
                                                         -----------    -----------
Net Cash Flows used by Investing Activities                 (367,000)       (29,000)
                                                         ===========    ===========

Cash flows from Financing Activities:
Net Proceeds from Issuance of Convertible Senior Notes       429,000      1,500,000
Net Proceeds from Issuance of Preferred Stock                455,000             --
Net Proceeds from Issuance of Common Stock                 1,782,000             --
                                                         -----------    -----------

Net Cash Flows provided by Financing Activities            2,666,000      1,500,000
                                                         -----------    -----------

Effect of Exchange Rate Changes on Cash                      (15,000)        (5,000)

Net Increase in Cash and Cash Equivalents                    165,000       (119,000)

Cash and Cash Equivalents at Beginning of year             2,227,000      2,346,000
                                                         -----------    -----------

Cash and Cash Equivalents at End of Year                 $ 2,392,000    $ 2,227,000
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:

   Issuance of Notes Receivable from Officers            $  (200,000)   $        --




The accompanying notes are in integral part of the consolidated financial statements.

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The accompanying financial statements for the year ended March 31, 1999 have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred recurring losses from operations (including a net loss of approximately $2.6 million for the year ended March 31, 1999); is in technical default under the 7% Convertible Senior Notes Agreement ("the Senior Notes") (See Note I); and expects that additional sources of financing may be required before May 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans include the sale of additional equity securities under appropriate market conditions and other business transactions, which would generate sufficient resources to assure continuation of the Company's operations. However, there can be no assurance that the Company will be able to obtain sufficient resources to assure continuation of the Company's operations. Management estimates that these efforts will provide adequate resources to fund the Company's operations.

     CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. Through March 31, 1999, CardioTech has not generated revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterial sales and from the NIH to support graft research. Since March 31, 1999, the Company has begun distribution and commercial sales of its Vasculink Vascular Access Graft in Europe. The Company has distributors in Spain, Italy, Germany, France, Sweden, and the Benelux countries.

     Since the Company's inception, funding has come from PMI of approximately $4,000,000, 7% convertible senior notes in the principle amount of $1,660,000, a 10% convertible loan from Freemedic in the amount of (pound)253,000, (approximately $420,000), the sale of $500,000 in Series A preferred stock; and the sale of 1,866,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock, netting approximately $1,783,000 in cash (See Note I and J to the Notes to Consolidated Financial Statements.) The Company anticipates that operating losses will continue to be incurred unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

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

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of March 31, 1999, CardioTech was conducting its operations with approximately $2,392,000 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities in the near term. However, CardioTech may increase its spending level depending on the Company's ability to raise additional capital. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

B.   Summary of Significant Accounting Policies:

Basis of Presentation

     CardioTech was incorporated in March 1993. CardioTech and CardioTech Ltd. were spun off of PolyMedica Industries, Inc. ("PMI) in June 1996.

     The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable - Other

     Accounts Receivable - Other principally consist of revenue receivable from research and development work completed on National Institute of Health Small Business Innovative Research Grants, and Royalty Income Receivable.

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     During the year ended March 31, 1999, the Company earns revenue from two Small Business Innovation Research (SBIR) grants, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized ratably over one year, which properly matches costs with related revenues.

Research and Development Expense

     Research and development expense is charged to expense as incurred.

Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign subsidiary are translated into US dollars using current exchange rates at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in a separate component of Stockholders' Equity/Deficit. Transaction gains and losses are recorded in the Consolidated Statements of Operations.

Equipment and Leasehold Improvements

     Equipment and Leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years, and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon is removed from the accounts and related gains and losses are included in operations.

Basic and Diluted Earnings Per Share

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

     Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares also result from convertible debt, and convertible Preferred Stock is using the "If Converted" method.

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Recent Accounting Pronouncements

     The Company has adopted Statement of Financial Accounting Standards (SFAS No. 130) "Reporting Comprehensive Income" in fiscal 1999. This statement establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires the display of the comprehensive income (loss) and its components in the financial statements. In the Company's case, comprehensive loss includes net loss, and foreign currency translation adjustments. The adoption of this Statement has had no material effect on its financial statements.

     The Company has also adopted Statement of Financial Accounting Standards (SFAS No. 131.) "Disclosures About Segments of an Enterprise and Related information" in fiscal 1999. This Statement establishes standards for reporting information about operating segments and related disclosures about its products and services, geographic areas, and major customers. The Company is organized as a single operating segment, whereby the chief operating decision maker assesses the performance of and allocates resources to the business as a whole. The adoption of this Statement did not affect the Company's results of operations, liquidity or financial position but resulted in revised and additional disclosures (See Note K.)

Financial Statement Presentation

     The prior year's financial statements have been reclassified to conform with the current years' presentation.

C.   License Agreement

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

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.   Property and Equipment:

     Property and equipment at March 31, 1999 consist of the following:



     Laboratory equipment                                        $ 531,000
     Furniture, fixtures and office equipment                      104,000
     Leasehold improvements                                        114,000
                                                                 ---------
                                                                   749,000
     Less accumulated depreciation                                (272,000)
                                                                 ---------

                                                                 $ 477,000
                                                                 =========

     Depreciation expense for property and equipment for the fiscal years ended March 31, 1999, and 1998 was approximately $81,000, and $72,000, respectively. During fiscal year 1999, the Company wrote off $37,000 of fully depreciated assets.

E.   Accrued Expenses:

     Accrued Expenses at March 31, 1999 consist of:


     Legal and Professional Fee                                    $ 83,000
     Salaries and Benefits                                           30,000
     Research & Development                                         166,000
     Other                                                          139,000
                                                                   --------
                                                                   $418,000
                                                                   ========

F.   Income Taxes:

Loss before income taxes was generated as follows in the years ended March 31,:

                                             1999                 1998
                                          -----------          -----------

     United States                        $(1,712,000)         $(1,112,000)
                                          -----------          -----------
     Foreign                                 (913,000)            (697,000)
                                          -----------          -----------
                                          $(2,625,000)         $(1,809,000)
                                          ===========          ===========

     A reconciliation between the Company's effective tax rate for continuing operations and the United States statutory rate is as follows:

                                                           1999        1998

     Expected Federal Tax Rate                           (34.00)%    (34.00)%
     State income taxes, net of federal tax benefit        (4.1%)      (3.9%)
     Change in Valuation Allowance                         35.1%       37.3%
     Meals & Entertainment and Other  Permanent Items       0.2%        0.6%
     Foreign Tax Rate Differential                          2.8%

     Effective Tax Rate                                    0.00%       0.00%

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of these assets. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1999.

     Deferred Tax Assets:

        Net Operating Loss                                     $ 2,339,000
        Tax Credits                                                  4,000
        Other                                                        6,000
                                                               -----------
                                                               $ 2,349,000
                                                               -----------


     Deferred Tax Liability

     Depreciation                                              $    26,000
                                                               -----------

                                                               -----------
     Valuation Allowance                                        (2,323,000)
                                                               -----------

     Net Deferred Tax Asset                                    $       -0-
                                                               ===========

     As of March 31, 1999, the Company had Federal net operating loss carry forwards of approximately $4,273,000 available to offset future taxable income which begin to expire in 2010. The Company has Foreign net operating loss carry forwards of approximately $2,100,000.

G.   Major Customers:

     Customers comprising more than 10% of CardioTech's Research Revenues for the years ended March 31 are shown as follows:

                                                      1999            1998
                                                      ----            ----

     Customer A                                         13%             26%
     Customer B                                         11%             56%

H.   Lease Commitments:

     The Company leases offices, laboratory and manufacturing space under non-cancelable operating leases. Future minimum lease payments are as follows:

     Year ending March 31:
     2000                                                       $   215,000
     2001                                                           221,000
     2002                                                           221,000
     2003                                                           221,000
     2004                                                           108,000
                                                                -----------
                                                                $   986,000
                                                                ===========

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Rent expense for operating leases was $215,000, and $194,000 for the years ended March 31, 1999, and 1998 respectively.

I.   Long Term Obligations:

7% Convertible Senior Notes due 2003

     On March 31, 1998, the Company issued $1,660,000 of 7% Convertible Senior Notes (the "Senior Notes") with a maturity date of March 20, 2003 to Dresdner, Kleinwort Benson Private Partners LP ("DKB"). Interest accrues annually and is payable quarterly in cash and/or additional Senior Notes at the option of DKB. As of March 31, 1999, accrued interest on the Senior Notes amounted to $119,000. This accrued interest was converted into additional senior notes at the election of DKB. The principal balance of Senior Notes outstanding as of March 31, 1999 was $1,779,000.

     The Senior Notes rank senior to all other securities of the Company upon liquidation. At any time prior to maturity, DKB may convert the Senior Notes, in whole or in part, plus accrued interest into common stock of the Company at a conversion price of $1.995, which is subject to adjustment in certain events. As a result of the private placement of the Units, as described in Note J, the conversion price was adjusted to $1.676 per share.

     Prior to maturity, the Senior Notes are redeemable by the Company at a premium, which ranges from 105% to 100% of principal. Should the Company elect to redeem the Senior Notes in the first year, DKB may elect to convert the Senior Notes to shares of common stock at a conversion price equal to .87 (increasing each of the following years) times the lower of (i) the conversion price or (ii) the market price. Upon the occurrence of a change of control, DKB may require the Company to repurchase the Senior Notes at a premium in accordance with the formula in the preceding two sentences. At maturity, and under certain conditions, the Company may repay the Senior Notes, plus accrued interest, by converting them, in whole or in part, into common stock of the Company at the conversion price.

     In connection with the Senior Notes, DKB has certain Board representation rights. In addition, certain financial and other covenants exist, including, but not limited to, maintenance of working capital and positive net worth, maintenance of share listing on the AMEX (or other acceptable national exchange), and receipt of an unqualified audit opinion without a going concern emphasis of matter paragraph from independent public accountants. Since a "going concern" paragraph has been included in the audit opinion on these financial statements, DKB may have demanded immediate payment of the amounts due under the Senior Notes and Preferred Stock (See Note J), plus accrued interest and dividends. In addition, actions taken by DKB may have resulted in a default under the loan agreement with Freemedic PLC (Freemedic). However, on June 25, 1999, the Company received a waiver of the default relating to the "going concern" paragraph through the earlier of a new audit opinion or June 30, 2000. At this time, CardioTech is unable to repay its indebtedness to DKB and Freemedic PLC.

     The Company has pledged a life insurance policy on the life of the CEO and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes.

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Convertible Loan due 2000

     On April 1, 1998, the Company's wholly owned subsidiary, Cardio Tech International, Ltd. ("CTI"), signed a collaborative research and development agreement with the Royal Free Hospital School of Medicine ("Royal Free Hospital"). This research and development is funded by a loan of (pound)253,000 ($420,000) from Freemedic PLC (" Freemedic") a subsidiary of the Royal Free Hospital, to CTI. The loan accrues interest at a rate of 15% per annum and is due and payable on April 1, 2000.

     The Convertible loan is convertible, at Freemedic's option, into the Company's common stock at a conversion price of $3.70 per share from April 1, 1998 until March 20, 2000. During this same period, the convertible loan is also convertible at the Company's option into common stock of the Company at $3.70, provided that the market price for the Company's common stock exceeds $3.70, from the day that the Company gives notice of such conversion until seven business days thereafter. The Convertible loan is secured by a pledge of all the assets of CTI and is guaranteed by the Company.

J.   Convertible Preferred Stock and Stockholders' Equity

     Convertible Preferred Stock

     On November 12, 1998, the Company issued 500,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to DKB, on substantially the same terms as the Senior Notes, in consideration for $500,000. This additional financing of cash was a result of the Company meeting certain milestones pursuant to the terms of the Senior Notes.

     The Preferred Stock accrues dividends at the rate of 10% per annum, payable quarterly in arrears and in priority to the common stock or any other preferred stock. At the option of DKB, accrued dividends can be paid in cash or converted in additional shares of the Preferred Stock. The principal amount of the Preferred Stock, plus accrued and unpaid dividends, is convertible into shares of the Company's common stock at a price of $1.818 per share. The conversion price is subject to anti-dilution adjustments. As a result of the Company's issuance of the Units as described below, the conversion price has been adjusted to $1.5842 per share. As of March 31, 1999, accrued dividends of the Preferred Stock were $19,000. There were no payments or conversions of accrued dividends during fiscal 1999. The Preferred Stock has a liquidation preference of $1.00 per share. The holders of shares of the Preferred Stock are not entitled to any voting rights.

     Prior to November 12, 2000, CardioTech may redeem the Preferred Stock in cash at a premium equal to 104% of its original principal balance plus accumulated and unpaid dividends. After November 12, 2000, the redemption premium to be paid by the Company is reduced by one percent (1%) per annum for each of the subsequent years. In the event a change of control occurs, DKB may require redemption of the Preferred Stock. A change of control of CardioTech will occur if CardioTech's Board of Directors approves a third-party's tender offer for (i) more than 50% of the common stock or (ii) assets of CardioTech that represent more than 50% of its consolidated earning power. A change of control of CardioTech will also occur if CardioTech (i) sells more than 30% of its assets, (ii) terminates Michael Szycher as its Chief Executive Officer, or
(iii) sells its strategic assets so that it is no longer able to pursue its current business as defined per the terms of the Preferred Stock agreement

     If the Company elects to redeem the Preferred Stock, a change in control occurs, or a third party commences a hostile tender offer to acquire the Company, then DKB may convert the Preferred Stock into shares of the Company's common stock. On or prior to March 31, 2000, DKB may convert the Preferred Stock at an adjusted conversion price that is equal to .87 (increasing to .89, .93,
 .96, and 1.00 on April 1, 2000, 2001, 2002, and 2003 respectively) times the lesser of (i) the conversion price or (ii) the market price. As of March 31, 1999, management does not intend to redeem the Preferred Stock prior to maturity.

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The terms of the Preferred Stock provide for certain material obligations to DKB as defined, including the payment of interest and principal due under the Senior Notes and other outstanding loans; the payment of dividends on the Preferred Stock; the redemption or conversion, upon DKB's request, of the Preferred Stock; and adherence to the covenants set forth in the Company's agreements with DKB. In the event of a default in the Company's material obligations to DKB, the dividend rate may be increased to 13% per annum.

     In addition, DKB has Board representation rights. As long as the Senior Notes and the Preferred Stock are outstanding, CardioTech must nominate one representative of DKB for election to CardioTech's Board of Directors. If elected, the DKB Director must also be a member of CardioTech's Executive, Compensation and Nominating Committees. The failure of CardioTech to nominate a representative of DKB, or the failure of each of CardioTech's officers and directors who hold common stock to vote in favor of such representative, constitutes an event of default under the Notes and will result in the dividend rate on the Preferred Stock increasing to 13%.

     Furthermore, as long as DKB holds Senior Notes and Preferred Stock that are convertible into at least 10% of the common stock issuable, pursuant to all of the Senior Notes and Preferred Stock, neither CardioTech nor CTI shall, without prior written consent of DKB; create any encumbrances on its properties; incur any additional debt, other than then existing debt, in excess of $150,000; merge into or consolidate with any other company; sell any of its assets for less than fair market value; make any investments other than those in which the consideration is less than $50,000; make any capital expenditures in excess of $50,000; make any expenditures for services in excess of $100,000; declare or pay any dividends or certain other specified distributions to its stockholders; incur any debt senior to the Senior Notes; amend its Articles of Organization or By-laws in a manner that would adversely affect the rights of the holders of the Senior Notes or the Preferred Stock; issue equity securities of equal or superior rank, other than common stock or the Preferred Stock; enter into any material agreement with provisions conflicting with CardioTech's agreements with DKB; create any subsidiaries which could not be consolidated with CardioTech for accounting purposes; or allow CardioTech's stockholders' equity plus $1,660,000 (the initial amount of the Senior Notes) to be less than $750,000.

Common Stock and Warrants

     On December 22, 1998, the Company completed a private offering of 1,866,000 units at a price of $1.25 per Unit. Each Unit consisted of one share of the Company's common stock, (the "Units"), and one warrant to purchase one share of the Company's common stock. Each warrant expires on December 15, 2003 and is exercisable at $1.50 per share. In connection with this offering, the Company's executive officers purchased 160,000 Units in exchange for promissory notes having a principal balance of $200,000. The Company received net proceeds of $1,782,000, net of placement agent fees of $128,000, promissory notes of $200,000, and related offerings costs of $223,000. In addition to these fees, the Company issued to the placement agent a warrant to purchase 170,600 shares of the Company's common stock at an exercise price of $1.475 per share. The warrants are exercisable at any time and from time to time after the grant date and prior to December 15, 2003.

     The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. The promissory notes, which are with recourse with respect to 25% of the initial principal balance, are secured by the common stock and warrants underlying the Units. Interest in the amount of $3,000 was accrued as of March 31, 1999.

     In connection with the transaction in which the Company was spun-off from Polymedica, the Company issued warrants (the "Hancock Warrants") to John Hancock Mutual Life Insurance Company to purchase up to 255,100 shares of common stock at $3.70 per share. The Hancock Warrants are exercisable beginning on June

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19, 1996 and expire on January 31, 2000. As a result of antidilutive provisions, the Company is required to issue additional warrants to John Hancock when additional common shares or common share equivalents are issued to third parties at a price lower than the exercise price. As of March 31, 1999, the exercise price of the Hancock Warrants has been adjusted to $2.339 per share and the number of shares subject to the Hancock Warrants was adjusted to 403,403 shares.

The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on February 12, 1999, as amended on April 5, 1999, for the purposes of registering 3,582,600 shares. The shares offered pursuant to this Form S-3 were issued by the Company in connection with the private placement of 1,866,000 units, consisting of 1,866,000 shares of the Company's Common Stock and warrants to purchase an additional 1,866,000 shares of Common Stock (See Note J). This registration statement will provide for the registration of 1,706,000 shares of the Common Stock and 1,706,000 shares of the Common Stock underlying the warrants issued to the selling stockholders and 170,600 shares of the Common Stock underlying the warrants issued to the placement agent."

K.   Enterprise and Related Geographic Information:

     In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company manages its business on the basis of one reportable operating segment. Net sales by geographic area are presented by attributing revenues from external customers or distributors on the basis of where the products are sold. Long lived assets by geographic areas and information about products and services are included as enterprise-wide disclosures.

                                        March 31, 1999       March 31, 1998
     Net Sales:

     Domestic                             1,027,000              861,000
     Europe                                  56,000               12,000
                                         ----------           ----------
     Total                                1,083,000              873,000
                                         ==========           ==========

                                        March 31, 1999       March 31, 1998
     Net Income

     Domestic                            (1,712,000)          (1,308,000)
     Europe                                (913,000)            (697,000)
                                         ----------           ----------
                                         (2,625,000)          (2,005,000)
                                         ==========           ==========

                                        March 31, 1999       March 31, 1998
     Total Assets

     Domestic                             2,741,000            2,999,000
     Europe                                 786,000               40,000
                                         ----------           ----------
     Total                                3,527,000            3,039,000
                                         ==========           ==========

                                        March 31, 1999       March 31, 1998
     Long Lived Assets, net:

     Domestic                               307,000              179,000
     Europe                                 170,000                9,000
                                         ----------           ----------
     Total                                  477,000              188,000
                                         ==========           ==========

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.   Supplemental Disclosures for Stock-Based Compensation:

     CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of approximately 1,167,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan the exercise price may be less than the fair market value of the at the time of the grant (but not less than par value). On October 1, 1996, the Compensation Committee of the Board of Directors of the Company, which administers the Plan, reprised stock options to purchase 866,208 shares of common stock, at the fair market value on the date of reprising.

                                                    Number      Weighted average
                                                   of Shares     exercise price
                                                   ---------     --------------
     Outstanding March 31, 1997                      902,022          $1.98
     Granted                                          57,854           2.01
     Cancelled                                       (14,854)          1.94
     Exercised                                            --             --
                                                  ----------          -----
     Outstanding March 31, 1998                      945,022          $1.98
     Granted                                         181,208           1.87
     Cancelled                                       (49,529)          1.88
     Exercised                                            --             --
                                                  ----------          -----
     Outstanding March 31, 1999                    1,076,701          $1.97
                                                  ==========          =====

Summarized information about stock options outstanding at March 31, 1999 is as follows:

                                                                                                    Exercisable
                                                  Weighted                                  -----------------------------
                                                   Average              Weighted                                 Weighted
                              Number of            Remaining             Average                                  Average
    Range of                   Options           Contractural           Exercise            Number of            Exercise
Exercise Prices              Outstanding             Life                 Price              Options               Price
---------------              ------------            ----                 -----              -------               -----
$1.31 - $1.97                     941,993            7.41                 $1.93              768,776               $1.93
-------------------------------------------------------------------------------------------------------------------------
$1.98 - $2.56                     119,708            9.08                 $2.19               63,569               $2.37
-------------------------------------------------------------------------------------------------------------------------
        $4.55                      15,000             2.6                 $4.55               15,000               $4.55
-------------------------------------------------------------------------------------------------------------------------


Options exercisable at March 31, 1999 and March 31, 1998 were 847,345 and 605,447 respectively.

     The fair value of each option granted during the fiscal year 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     1999              1998

      Dividend yield                                 None              None
      Expected volatility                            85%               78%
      Risk-free interest rate                        5.4%              6.2%
      Expected life                                  4                 4

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Weighted average fair value of options granted at fair value during:
      1999                                                             $1.31
      1998                                                             $1.67

     Had compensation cost for the Company's 1999 stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                                          Net Loss per fully
                                         Net Loss            diluted share
      As reported:
        1999                          $ (2,625,000)         $      (0.55)
        1998                             1,809,000)                (0.42)
      Pro forma:                              5.4%                   6.2%
        1999                          $ (3,231,000)         $      (0.67)
        1998                          $ (2,159,000)                (0.51)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), the Company applies APB Opinion No. 25 and related Interpretations in Accounting for the Plan. SFAS 123, issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123, as if the Company had applied the new method of accounting, are made above.

M.   Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations for the years ended March 31,

                                                    1999            1998
     BASIC AND DILUTED EPS
     Numerator:
       Net income (loss)
                                                   $(2,625)        $(1,809)
                                                   -------         -------
     Denominator:
       Common shares outstanding                     4,815           4,273
                                                   -------         -------
     Basic and Diluted EPS
                                                   $ (0.55)        $ (0.42)
                                                   =======         =======

     Convertible Debt, Convertible Preferred Stock, and Options to purchase 1,076,701 and 945,022 shares of common stock outstanding during the periods ended March 31, 1999 and March 31, 1998, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

N.   Subsequent Events

     On May 25, 1999, the Company agreed to acquire, subject to the approval of the Tyndale Plains-Hunter shareholders, all of the common stock of Tyndale Plains-Hunter, Ltd., through its wholly owned subsidiary, CardioTech Acquisition Corp, in exchange for 446,153 shares of the Company's, valued at $1.625 per share and $350,000 in cash. The acquisition is structured as a tax-free reorganization under Section 368(a) of the

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Internal Revenue Code and will be accounted for pursuant to the purchase method of accounting. The excess of the consideration paid over the estimated fair value of the net assets acquired will be recorded as goodwill and will be amortized on a straight-line basis over a period of five years. Operating results for CardioTech Acquisition Corp will be included in CardioTech's consolidated statement of operations beginning on the effective date of the acquisition, which is expected to occur during the Company's first quarter of fiscal 2000.

     On June 25, 1999, the Company received from DKB a waiver of the default, through the earlier of a new audit opinion or June 30, 2000, relating to receipt of an audit opinion without an emphasis of matter going concern paragraph.

O.   Related Party Transactions

     On December 15, 1998, certain executive officers of the Company purchased in the aggregate 200,000 units during a private placement offering. The purchases, valued at $200,000, were funded by a note issued by each officer to the Company. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are with recourse with respect to 25% of the initial principal amount, are secured by the common stock and warrants underlying the units. The principal balance due is shown as Notes Receivable from Officers in stockholders' deficit on the consolidated balance sheet.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 29, 1999                       CardioTech International, Inc.

                                            By:  /s/ Michael Szycher
                                            ------------------------------------
                                            Michael Szycher
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 29, 1999                       /s/ Michael Szycher
                                            ------------------------------------
                                            Michael Szycher
                                            Chairman, Chief Executive Officer
                                            (Principal Executive Officer)

Dated:  June 29, 1999                       /s/ Michael F. Adams
                                            ------------------------------------
                                            Michael F. Adams
                                            Chief Operating   Officer

Dated:  June 29, 1999                       /s/ Carl Franzblau
                                            ------------------------------------
                                            Carl Franzblau
                                            Director

Dated:  June 29, 1999                       /s/ Jonathan Walker
                                            ------------------------------------
                                            Jonathan Walker
                                            Director

Dated:  June 29, 1999                       /s/ Alan Edwards
                                            ------------------------------------
                                            Alan Edwards
                                            Director


Dated:  June 29, 1999                       /s/ Michael Barretti
                                            ------------------------------------
                                            Michael Barretti
                                            Director

Dated:  June 29, 1999                       /s/ Pam McCarthy
                                            ------------------------------------
                                            Pam McCarthy
                                            Controller