Form 10KSB/A
period 1999-03-31
CARDIOTECH INTERNATIONAL INC
filed 1999-06-30
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                               (Amendment No. 1)


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


     On May 25, 1999, the Company agreed to acquire, subject to the approval of the Tyndale Plains-Hunter shareholders and other conditions precedent, all of the common stock of Tyndale Plains-Hunter, Ltd., in exchange for 446,153 shares of CardioTech's common stock and $350,000 in cash. Tyndale Plains-Hunter is a maker of specialty polyurethanes for the medical and cosmetics industries. There can be no assurance that CardioTech will be able to complete the acquisition, that the terms of the acquisition will be favorable to CardioTech or that CardioTech will be able to successfully integrate Tyndale Plains-Hunter into its operations.


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

     The Company has pledged a life insurance policy on the life of Dr. Michael Szycher and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes. Upon the occurrence of an event of default, DKB would have the right to foreclose on this collateral. If DKB foreclosed on the CTI stock pledged to it or if CardioTech winds up, makes an assignment for the benefit of its creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the loan. As of March 31, 1999, the outstanding principal balance of the Freemedic loan was (GBP)266,000 ($428,000).


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

Forward Looking Statements


     The Company believes that this Form 10-KSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding i) the expected performance of its grafts, including their needle-hole-sealing-capability, ii) the expected size of the market for the Company's products in development, iii) the Company's ablility to manufacture grafts that taper, iv) HydroThane's bacterial resistance, clot resistance and biocompatibility, v) the Company's Year 2000 Readiness, vi) the cost to the Company to address Year 2000 issues, vii) the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

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


Registration Rights and Dilution

     Dresdner Kleinwort Benson and Freemedic PLC have certain rights to cause CardioTech to register under the Securities Act of 1933 (the "Act") the Common Stock underlying the DKB convertible notes and preferred stock (currently 1,389,065.9 shares) and the Freemedic PLC convertible notes (currently 115,676 shares). Additionally, John Hancock Mutual Life Insurance Company has certain registration rights with regard to 403,403 shares of common stock underlying warrants, which CardioTech issued to John Hancock. If these security holders require CardioTech to register the common stock underlying their securities and sell the common stock in the public market, or if they sell such common stock in the public market under Rule 144, the market price of our common stock could fall.

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


Notes to Consolidated Financial Statements                             F-6 - F18


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

     21        Subsidiaries of CardioTech


     23        Consent of PricewaterhouseCoopers LLP


     27        Financial Data Schedule


(b)  Reports on Form 8-K: None

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


                                                      PricewaterhouseCoopers LLP


Boston, Massachusetts
May 25, 1999, except as to the information  presented in the fourth paragraph of
Note I, for which the date is June 25, 1999

                         CARDIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                       1999
                                                                   ------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $  2,392,000
  Accounts Receivable - Trade                                            96,000
  Accounts Receivable - Other                                           292,000
  Prepaid Expenses and Other Current Assets                              56,000
                                                                   ------------
    Total Current Assets                                              2,836,000

Property and Equipment, net                                             477,000
Other Assets                                                            214,000
                                                                   ------------

Total Assets                                                       $  3,527,000
                                                                   ============


LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Accounts Payable                                                 $    518,000
  Accrued Expenses                                                      418,000
                                                                   ------------
    Total Current Liabilities                                           936,000

Long Term Obligations (Note I):
7% Convertible Senior Notes due 2003                                  1,779,000
Convertible Loan due 2000                                               429,000
                                                                   ------------
                                                                      2,208,000
                                                                   ------------
    Total Liabilities                                                 3,144,000


Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and outstanding,
     at liquidation value                                               500,000


Commitments and Contingencies (Note H)                                     --

Stockholders' Deficit:

  Common Stock, $.01 par value, 20,000,000 shares
     authorized, 6,138,916 shares issued and outstanding
     at March 31, 1999                                                   61,000

  Additional Paid-In Capital                                         10,151,000
  Accumulated Deficit                                               (10,117,000)
  Notes Receivable From Officers                                       (200,000)
  Cumulative Translation Adjustment                                     (12,000)
                                                                   ------------
Total Stockholders' Deficit                                            (117,000)
                                                                   ------------


Total Liabilities, Convertible Preferred Stock and
  Stockholders' Deficit                                            $  3,527,000
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


     Since the Company's inception, funding has come from PMI of approximately $4,000,000, 7% convertible senior notes in the principle amount of $1,660,000, a 10% convertible loan from Freemedic in the amount of (GBP)253,000, (approximately $420,000), the sale of $500,000 in Series A preferred stock; and the sale of 1,866,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock, netting approximately $1,783,000 in cash (See Note I and J to the Notes to Consolidated Financial Statements.) The Company anticipates that operating losses will continue to be incurred unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.


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


     During the year ended March 31, 1999, the Company earns revenue from two Small Business Innovation Research (SBIR) grants, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis.


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


     Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares also result from the assumed conversion of convertible debt and convertible Preferred Stock using the "If Converted" method.

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

E.   Accrued Expenses:

     Accrued Expenses at March 31, 1999 consist of:


     Legal and Professional Fee                                    $ 83,000
     Salaries and Benefits                                           30,000
     Research & Development                                         166,000
     Other                                                          139,000
                                                                   --------
                                                                   $418,000
                                                                   ========

F.   Income Taxes:

Loss before income taxes was generated as follows in the years ended March 31,:

                                             1999                 1998
                                          -----------          -----------

     United States                        $(1,712,000)         $(1,112,000)

     Foreign                                 (913,000)            (697,000)
                                          -----------          -----------
                                          $(2,625,000)         $(1,809,000)
                                          ===========          ===========

     A reconciliation between the Company's effective tax rate for continuing operations and the United States statutory rate is as follows:

                                                           1999        1998


     Expected Federal Tax Rate                           (34.00)%    (34.00)%
     State income taxes, net of federal tax benefit        (4.1%)      (3.9%)
     Change in Valuation Allowance                         35.1%       37.3%
     Meals & Entertainment and Other  Permanent Items       0.2%        0.2%
     Foreign Tax Rate Differential                          2.8%        0.4%


     Effective Tax Rate                                    0.00%       0.00%

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

     The Company has pledged a life insurance policy on the life of the Chief Executive Officer and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes.

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Convertible Loan due 2000


     On April 1, 1998, the Company's wholly owned subsidiary, Cardio Tech International, Ltd. ("CTI"), signed a collaborative research and development agreement with the Royal Free Hospital School of Medicine ("Royal Free Hospital"). This research and development is funded by a loan of (GBP)253,000 ($420,000) from Freemedic PLC (" Freemedic") a subsidiary of the Royal Free Hospital, to CTI. The loan accrues interest at a rate of 15% per annum and is due and payable on April 1, 2000.


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

                                        March 31, 1999       March 31, 1998
     Net Sales:

     Domestic                             1,027,000              861,000
     Europe                                  56,000               12,000
                                         ----------           ----------
     Total                                1,083,000              873,000
                                         ==========           ==========

                                        March 31, 1999       March 31, 1998
     Net Income


     Domestic                            (1,712,000)          (1,112,000)
     Europe                                (913,000)            (697,000)
                                         ----------           ----------
                                         (2,625,000)          (1,809,000)
                                         ==========           ==========


                                        March 31, 1999       March 31, 1998
     Total Assets

     Domestic                             2,741,000            2,999,000
     Europe                                 786,000               40,000
                                         ----------           ----------
     Total                                3,527,000            3,039,000
                                         ==========           ==========

                                        March 31, 1999       March 31, 1998
     Long Lived Assets, net:

     Domestic                               307,000              179,000
     Europe                                 170,000                9,000
                                         ----------           ----------
     Total                                  477,000              188,000
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

     Had compensation cost for the Company's 1999 stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                                          Net Loss per fully
                                         Net Loss            diluted share
      As reported:
        1999                          $ (2,625,000)         $      (0.55)
        1998                            (1,809,000)                (0.42)

      Pro forma:

        1999                          $ (3,231,000)         $      (0.67)
        1998                          $ (2,159,000)                (0.51)

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

                  CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



O.   Subsequent Events

     On May 25, 1999, the Company agreed to acquire, subject to the approval of the Tyndale Plains-Hunter shareholders, and other conditions precedent, all of the common stock of Tyndale Plains-Hunter, Ltd., through its wholly owned subsidiary, CardioTech Acquisition Corp, in exchange for 446,153 shares of the Company's common stock, valued at $1.625 per share, and $350,000 in cash. The acquisition is structured as a tax-free reorganization under Section 368(a) of the Internal Revenue Code and will be accounted for pursuant to the purchase method of accounting. The excess of the consideration paid over the estimated fair value of the net assets acquired will be recorded as goodwill and will be amortized on a straight-line basis over its expected useful life. Operating results for CardioTech Acquisition Corp will be included in CardioTech's consolidated statement of operations beginning on the effective date of the acquisition.


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