Form 10QSB
period 1999-06-30
CARDIOTECH INTERNATIONAL INC
filed 1999-08-23
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                           Commission File No. 0-28034

                         CardioTech International, Inc.
                         ------------------------------
           (Name of small business issuer as specified in its charter)

       Massachusetts                                              04-3186647
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

78 E Olympia Avenue, Woburn, Massachusetts                          01801
------------------------------------------                       ----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (781) 933-4772
                                                               --------------

The number of shares outstanding of the registrant's class of Common Stock as of August 9 was 6,138,916. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at
                  June 30, 1999, and March 31, 1999                         3

         Condensed Consolidated Statements of Operations for the
                  three months ended June 30, 1999 and 1998                 4

         Condensed Consolidated Statements of Cash Flows
                  for the three months ended June 30, 1999 and 1998         5

         Notes to Condensed Consolidated Financial Statements               6-7

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-12

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                          13

Item 4 - Submission of Matters to a Vote of Security Holders                13

Item 6 - Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CARDIOTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,1999   March 31, 1999
                                                         ------------   --------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                              $    860,000    $  2,392,000
  Accounts receivable -- trade                                124,000          96,000
  Accounts receivable -- other                                374,000         292,000
  Prepaid expenses and other current assets                   133,000          56,000
                                                         ------------    ------------
    Total Current Assets                                    1,491,000       2,836,000

Property and equipment, net                                   591,000         477,000
Intangible Assets                                             747,000               -
Goodwill                                                      393,000               -
Other non-current assets                                      273,000         214,000
                                                         ------------    ------------
Total Assets                                             $  3,495,000    $  3,527,000
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                       $    444,000    $    518,000
  Accrued expenses                                            573,000         418,000
                                                         ------------    ------------
    Total Current Liabilities                               1,017,000         936,000
                                                         ------------    ------------
Long Term Obligations:
  7% convertible senior notes due 2003                      1,810,000       1,779,000
  Convertible loan due 2000                                   399,000         429,000
                                                         ------------    ------------
                                                            2,209,000       2,208,000
                                                         ------------    ------------
    Total Liabilities                                       3,226,000       3,144,000
                                                         ------------    ------------
  Series A convertible preferred stock, $.01 par value,
    5,000,000 shares authorized, 500,000 issued and
    outstanding at liquidation value                          500,000         500,000
                                                         ------------    ------------
Commitments and Contingencies

Stockholders' Deficit:
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 6,585,069 and 6,138,916 shares issued
    outstanding at June 30, 1999 and March 31, 1999
    respectively                                               66,000          61,000
  Additional paid-in capital                               10,888,000      10,151,000
  Accumulated deficit                                     (11,019,000)    (10,117,000)
  Notes receivable from officers                             (200,000)       (200,000)
  Cumulative translation adjustment                            34,000         (12,000)
                                                         ------------    ------------
    Total Stockholders' Deficit                              (231,000)       (117,000)
                                                         ------------    ------------
    Total Liabilities, Convertible Preferred Stock and
      Stockholders' Deficit                              $  3,495,000    $  3,527,000
                                                         ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the
                                                     Three Months Ended June 30,
                                                        1999            1998
                                                    -----------     -----------

Research Revenue                                    $   219,000     $   278,000
                                                    -----------     -----------
Operating Expenses:
  Research and development                              615,000         466,000
  Selling, general and administrative                   489,000         263,000
                                                    -----------     -----------

Total Operating Expenses                              1,104,000         729,000

Loss from Operations                                   (885,000)       (451,000)
                                                    -----------     -----------

Other Income and Expense:
  Interest expense                                      (42,000)        (40,000)
  Interest income                                        25,000          24,000
                                                    -----------     -----------
                                                        (17,000)        (16,000)
                                                    -----------     -----------

Net Loss                                            $  (902,000)    $  (467,000)
                                                    ===========     ===========

Other comprehensive income:
Foreign currency translation adjustments                (34,000)         38,000
                                                    -----------     -----------

Comprehensive loss                                  $  (936,000)    $  (429,000)
                                                    ===========     ===========

Net loss per common share basic and diluted         $     (0.15)    $     (0.11)
                                                    ===========     ===========

Shares used in computing Net Loss
  per common share, basic and diluted                 6,138,916       4,272,916
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                             Ended June 30,
                                                          1999          1998
                                                      ------------  ------------
Cash flows from operating activities:
  Net Loss                                            $  (902,000)  $  (467,000)
Adjustments to reconcile net loss to net
  cash flows from operating activities:
  Interest on convertible senior notes                     31,000        29,000
  Depreciation and amortization                            42,000        24,000
  Changes in assets and liabilities:
    Accounts receivable                                   (77,000)      (27,000)
    Prepaid expenses                                      (53,000)       14,000
    Other non-current assets                             (112,000)      (69,000)
    Accounts payable                                      (85,000)       25,000
    Accrued expenses                                      (31,000)     (108,000)
                                                      -----------   -----------

  Net cash flows used by operating activities          (1,187,000)     (579,000)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                      (33,000)      (19,000)
  Acquisition of Tyndale Plains-Hunter, net              (328,000)            -
  Net cash flows used by investing activities            (361,000)      (19,000)
                                                      -----------   -----------

Cash flows from financing activities:
  Net proceeds from issuance of convertible notes               -       422,000
                                                      -----------   -----------
    Net cash flows provided by financing activities             -       422,000
                                                      -----------   -----------

    Effect of exchange rate changes on cash                16,000        (3,000)
                                                      -----------   -----------

    Net increase in cash and cash equivalents          (1,532,000)     (179,000)

    Cash and cash equivalents at beginning of period    2,392,000     2,227,000
                                                      -----------   -----------
    Cash and cash equivalents at end of period        $   860,000   $ 2,048,000
                                                      ===========   ===========

Supplemental Disclosure of Cash Flow Information:

  Interest Paid                                       $         -   $    11,000
  Taxes Paid                                          $     5,500   $     5,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by CardioTech International, Inc. ("the Company" or "CardioTech"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 1999, included in the Company's Annual Report to shareholders.

2. The Company computes basic and diluted earnings/loss per share ("EPS") in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share". Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

      Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 1,308,055 and 1,064,730 shares of common stock outstanding during the periods ended June 30, 1999 and 1998, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

3. On July 16, 1999, CardioTech International, Inc., a Massachusetts corporation ("CardioTech"), completed the acquisition of Tyndale Plains-Hunter, Ltd., a New Jersey corporation ("TPH"), pursuant to an Agreement and Plan of Merger, dated as of May 25, 1999 (the "Merger Agreement"), by and among CardioTech, CardioTech Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CardioTech ("Acquisition Sub"), and TPH. TPH manufactures hydrophilic polyurethanes, which are used to provide permanent lubricity to the surface of medical devices, improve blood compatibility and act as drug delivery systems. The hydrophilic polyurethanes manufactured by TPH are also used in personal care products including hair and skin creams. CardioTech intends to continue to use the assets and technology of TPH to manufacture hydrophilic polyurethanes and incorporate such technologies into the Company's medical devices.

      TPH merged with and into Acquisition Sub (the "Merger"), with Acquisition Sub surviving the Merger and remaining a wholly-owned subsidiary of CardioTech. Each share of TPH common stock was (i) converted into the right to receive 0.24 of a share of CardioTech common stock and (ii) exchanged for additional cash consideration. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock (valued at

$1.625 per share) and cash of $350,000. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In connection with this transaction, the Company assumed liabilities of approximately $283,000 and incurred acquisition costs of approximately $79,000. The excess of the purchase price over the net assets is approximately $1,140,000 and has been allocated approximately $747,000 to acquired patents and $393,000 to goodwill. The cost of patents and goodwill will be amortized over their estimated useful lives of five years on a straight-line basis. The transaction has been recorded in accordance with the purchase method of accounting and the designated date of the acquisition for accounting purposes is June 30, 1999.

      The Company is currently in the process of performing an audit of the historical financial statements of TPH. Upon completion of the audit of TPH, but not later than September 28, 1999, the Company will file its amended Form 8-K with the appropriate TPH audited financial statements and proforma financial information pursuant to the requirements of Item 310 of Regulation S-B. At that time, the Company will also file an amendment to this quarterly report on Form 10-QSB to reflect the proforma financial information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. The Company has developed: (i) a vascular access graft, called the VascuLink Vascular Access Graft; used to provide access for patients undergoing hemodialysis treatments, The Company is also developing two types of layered, microporous small bore vascular grafts used to replace, bypass on provide a new lining or arterial wall for occ;uded, damaged, dilated or severely diseased arteries: (i.) a peripheral graft, called the MyoLink Peripheral Graft, and (ii) a coronary artery bypass graft, called the CardioPass(TM) Coronary Artery Bypass Graft.

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

      CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PolyMedica Corporation ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., the ChronoFlex polyurethane patents relating to the ChronoFlex technology. PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

      ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech International. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech.

Results of Operations:

      Comparison for the Three Months Ended June 30, 1999 and 1998.

      Research revenue for the quarter ended June 30, 1999 was $219,000 compared to $278,000 for the quarter ended June 30, 1998, a decrease of $59,000, or 21%. This decrease was primarily the result of a decrease in royalty income of $37,000 from Bard Access Systems, and lower sales of research biomaterials of $30,000. It was offset by higher grant income of $8,000.

      Research and development expense for the quarter ended June 30, 1999 was $615,000, compared to $466,000 for the quarter ended June 30, 1998, an increase of $149,000, or 32%. This increase was principally the result of increased research and development expenses related to the clinical trial activities of the Company's vascular access graft in Europe of $78,000 and increased salaries related to the vascular access grafts of $57,000.

      Selling, general and administrative expense for the quarter ended June 30, 1999 was $489,000, compared to $263,000 for the quarter ended June 30, 1998 or an increase of $226,000 or 86%. This increase was primarily due to increased salary expense of $77,000, increased professional fees of $107,000, and increased travel expenses of $42,000.

      Other income and expense for the quarter ended June 30, 1999 was expense of $17,000 compared to $16,000 for the quarter ended June 30, 1998. The increase primarily resulted from an increase in interest expense of $2,000 on outstanding loans and was partially offset by an increase in interest income of $1,000 during the period.

      Net loss for the quarter ended June 30, 1999 was $902,000, compared to $467,000 for the quarter ended June 30, 1998, or an increase in net loss of $435,000 or 93%. The increase in net loss is primarily attributable to continued significant investment in research and development, as previously described. Net loss per share for the quarter ended June 30, 1999 was $0.15 per share as compared to $0.11 per share for the quarter ended June 30, 1998, or an increase in net loss of $0.04 per share or 36%.

Liquidity and Capital Resources

      The Company used $1,532,000 to fund operations during the three months ended June 30, 1999 compared to $179,000 for the three months ended June 30, 1998. The principal uses of funds for the three months ended June 30, 1999 were a net loss of $902,000, the acquisition of Tyndale Plains-Hunter, Ltd. of $350,000, increase in other current assets of $112,000, increase in accounts receivable of $77,000 relating to trade customers, increase in prepaid expenses of $53,000 and the decrease of accounts payable and accrued expenses of $116,000.

      On July 16, 1999, CardioTech International, Inc., a Massachusetts corporation ("CardioTech"), completed the acquisition of Tyndale Plains-Hunter, Ltd., a New Jersey corporation ("TPH"), pursuant to an Agreement and Plan of Merger, dated as of May 25, 1999 (the "Merger Agreement"), by and among CardioTech, CardioTech Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CardioTech ("Acquisition Sub"), and TPH. TPH manufactures hydrophilic polyurethanes, which are used to provide permanent lubricity to the surface of medical devices, improve blood compatibility and act as drug delivery systems. The hydrophilic polyurethanes manufactured by TPH are also used in personal care products including hair and skin creams. CardioTech intends to continue to use the assets and technology of TPH to manufacture hydrophilic polyurethanes and incorporate such technologies into the Company's medical devices. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock (values at $1.625 per share) and cash of $350,000 in exchange for all the capital stock of TPH. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In connection with this transaction, the Company assumed liabilities of approximately $283,000 and incurred acquisition costs of $79,000. The excess of the purchase price over the net assets is approximately $1,158,000 and has been allocated approximately $700,000 to acquired patents and $458,000 to goodwill.

      CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to commercialize its vascular graft technology. To date, CardioTech has not generated revenues from the sale of vascular grafts, although it has received a minor amount of research revenues relating to its other biomaterial sales and from the NIH to support graft research. CardioTech expects to continue to incur operating losses unless and until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to: the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech's development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

      In addition, CardioTech is currently conducting its operations with approximately $860,000 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through October 1999. Past spending levels are not necessarily indicative of future spending levels. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

      The Company is currently negotiating with a financial institution, for an additional cash infusion of approximately $340,000, however, there can be no assurance that such financing will be made available to the Company. CardioTech is actively seeking to obtain additional funds through public or private equity or debt financing, collaborative arrangements, or from other sources. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of CardioTech's technology and products. If adequate funds are not available, CardioTech may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require CardioTech to relinquish rights to certain of its technologies, product candidates or products.

Exchange Listing

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

      As of June 30, 1999, CardioTech had stockholders' deficit of $231,000, and losses in its last three fiscal years. If CardioTech is unable to increase its stockholders' equity and its net losses continue, CardioTech's common stock may be delisted. CardioTech's future financing activities may not provide the Company with sufficient stockholders' equity to avoid being delisted. Further, CardioTech received a "going concern" opinion from its independent public accountants as of March 31, 1999. This "going concern" opinion may be considered by AMEX in determining whether it will delist CardioTech's common stock.

      On August 17, 1999, the Company received a written notification that the AMEX was reviewing CardioTech's listing eligibility on the basis that the Company's financial condition is impaired, raising questions about whether it will be able to continue operations. The written notification also states that the review process allows the Company to meet with AMEX's Listing Qualifications representatives to present information in support of continued listing. The Company has scheduled a meeting with the AMEX's Listing Qualifications representatives for August 26, 1999 to present information and a plan in support of continued listing. This presentation will include, but will not be limited to, information regarding: (i) the Company's current efforts to raise additional equity financing, (ii) the Company's projected incremental increase in cash flow as a result of its acquisition of TPH, and (iii) the Company's availability of an approved vascular access graft product for which orders are currently being taken from the Company's European distributors and product shipments scheduled to occur in September 1999. Although management believes that the business plan to be presented to the AMEX is achievable and supports continued listing, there can be no assurance that the financing necessary to execute the business plan will be available. There can also be no assurance that CardioTech will be able to avoid delisting subsequent to its presentation of information in support of continued listing.

      Delisted securities would probably trade in the over-the-counter markets. The liquidity of securities traded in the over-the-counter markets may be impaired, not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage and lower prices.

      If CardioTech's common stock were to be delisted by AMEX, this would constitute a default condition under the Senior Note and Preferred Stock agreement with Dresdner Kleinwort Benson ("DrKB"), where upon DrKB may give notice to CardioTech of this default condition, and CardioTech would have 25 days to cure this default. If CardioTech were unable to cure a default condition resulting in the event of a delisting, then an event of default would occur and DrKB would be entitled to demand immediate payment of the Senior Notes. Further, upon the occurrence of an event of default, the interest rate on the Senior Notes and the dividend rate on the Preferred Stock would each increase to 13% per annum. The principal balance of Senior Notes outstanding as of June 30, 1999 was $1,810,000.

      The Company has pledged a life insurance policy on the life of Dr. Michael Szycher and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes. Upon the occurrence of an event of default, DrKB would have the right to foreclose on this collateral. If DrKB foreclosed on the CTI stock pledged to it or if CardioTech winds up, makes an assignment for the benefit of its creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the loan. As of June 30, 1999, the outstanding principal balance of the Freemedic loan was (pounds)266,000 ($428,000).

Forward Looking Statements

      The Company believes that this FORM 10-QSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital, the Company's intention to sell equity, and a potential investment of $340,000 by a financial institution. Such statements are based on management's current expectations and are subject to a number of factors that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements, as a result of various factors including but not limited to the following: the Company's ability to obtain financing (with or without the sale of equity) to support its working capital needs on acceptable terms, the Company's ability to avoid the delisting of its Common Stock, the timely development of products by the Company, intense competition related to the development of synthetic grafts and difficulties inherent in developing synthetic grafts. As a result, the Company's further development involves an high degree of risks. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

      On August 12, 1999 the Company held its annual meeting of its stockholders. The following matters were voted on at that meeting:

1.    The reelection of Michael Szycher as a class III director.

2. The ratification upon a proposal to increase by 1,938,971 shares the aggregate number of shares for which stock options may be granted under CardioTech's 1996 Employee, Director and Consultant Stock Option Plan.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and board non-votes, at to each matter voted on at the special meeting:

             Matter                       For      Against   Abstain   Non-votes
             ------                       ---      -------   -------   ---------

Reelection of Dr. Szycher              4,567,468   165,256     n/a        n/a
Ratification of Increase in
  Stock Options                        2,359,377   386,015   227,596   1,759,736

Item 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits:

            Exhibit 27 Financial Data Schedule

(b)   Reports on Form 8-K - N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CARDIOTECH INTERNATIONAL, INC.


                                            /s/ Michael Szycher
                                            ------------------------------------
                                            Michael Szycher, Ph.D.
                                            Chairman and Chief Executive Officer


                                            /s/ David C. Volpe
                                            ------------------------------------
                                            David C. Volpe
                                            Chief Financial Officer

Dated:  August 20, 1999