Form 10QSB
period 1999-09-30
CARDIOTECH INTERNATIONAL INC
filed 1999-11-15
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                  --------------

The number of shares outstanding of the registrant's class of Common Stock as of November 12 was 6,585,069. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets at
            September 30, 1999, and March 31, 1999                            3

      Condensed Consolidated Statements of Operations for the three
      months and six months ended September 30, 1999 and 1998                 4

      Condensed Consolidated Statements of Cash Flows for the three
      months and six months ended September 30, 1999 and 1998                 5

      Notes to Condensed Consolidated Financial Statements                   6-7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-14

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                           15

Item 6 - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         CARDIOTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,1999    March 31, 1999
                                                           -----------------    --------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                                  $    789,000        $  2,392,000
  Accounts receivable -- trade                                    160,000              96,000
  Accounts receivable -- other                                    244,000             292,000
  Inventory                                                        55,000                  --
  Prepaid expenses and other current assets                        98,000              56,000
                                                             ------------        ------------
    Total Current Assets                                        1,346,000           2,836,000

Property and equipment, net                                       565,000             477,000
Intangible Assets                                                 297,000                  --
Goodwill                                                        1,001,000                  --
Other non-current assets                                           83,000             214,000
                                                             ------------        ------------

Total Assets                                                 $  3,292,000        $  3,527,000
                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                           $    604,000        $    518,000
  Accrued expenses                                                479,000             418,000
  Deferred Revenue                                                 82,000                  --
                                                             ------------        ------------
    Total Current Liabilities                                   1,165,000             936,000
                                                             ------------        ------------

Long Term Obligations:
  7% convertible senior notes due 2003                          2,182,000           1,779,000
  Convertible loan due 2000                                       416,000             429,000
                                                             ------------        ------------
                                                                2,598,000           2,208,000
                                                             ------------        ------------
    Total Liabilities                                           3,763,000           3,144,000
                                                             ------------        ------------

  Series A convertible preferred stock, $.01 par value,
   5,000,000 shares authorized, 500,000 issued and
   outstanding at liquidation value                                    --             500,000
                                                             ------------        ------------

Commitments and Contingencies

Stockholders' (Deficit) Equity:
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 6,585,069 and 6,138,916 shares issued and
   outstanding at September 30, 1999 and March 31, 1999
   respectively                                                    66,000              61,000
  Series A convertible preferred stock, $.01 par value,
   5,000,000 shares authorized, 500,000 issued and
  outstanding at liquidation value                                  5,000                  --
  Additional paid-in capital                                   11,384,000          10,151,000
  Accumulated deficit                                         (11,723,000)        (10,117,000)
  Notes receivable from officers                                 (200,000)           (200,000)
  Cumulative translation adjustment                                (3,000)            (12,000)
                                                             ------------        ------------
    Total Stockholders' (Deficit) Equity                         (471,000)           (117,000)
                                                             ------------        ------------

    Total Liabilities, Convertible Preferred Stock and
     Stockholders' (Deficit) Equity                          $  3,292,000        $  3,527,000
                                                             ============        ============

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the                                For the
                                                 Three Months Ended September 30,        Six Months Ended September 30,
                                                         1999               1998               1999               1998
                                                  -----------        -----------        -----------        -----------
Revenue:
  Product Sales                                   $   153,000        $    35,000        $   203,000        $   114,000
  Research Grants                                     139,000            144,000            283,000            280,000
  Evaluation Income & Royalties                        89,000             66,000            114,000            129,000
                                                  -----------        -----------        -----------        -----------
                                                      381,000            245,000            600,000            523,000
Operating Expense:
  Cost of Sales                                       326,000            104,000            557,000            224,000
  Research and development                            255,000            338,000            626,000            700,000
  Selling, general and administrative                 424,000            297,000            925,000            536,000
                                                  -----------        -----------        -----------        -----------
                                                    1,005,000            739,000          2,108,000          1,460,000

                                                  -----------        -----------        -----------        -----------
Loss from Operations                                 (624,000)          (494,000)        (1,508,000)          (937,000)
                                                  -----------        -----------        -----------        -----------

Other Income and Expense:
  Interest expense                                    (43,000)           (55,000)           (85,000)          (104,000)
  Interest income                                      12,000             20,000             36,000             45,000
                                                  -----------        -----------        -----------        -----------
                                                      (31,000)           (35,000)           (49,000)           (59,000)
                                                  -----------        -----------        -----------        -----------

Net Loss                                          $  (655,000)       $  (529,000)       $(1,557,000)       $  (996,000)
                                                  ===========        ===========        ===========        ===========

Other comprehensive income:
Foreign currency translation adjustments               (2,700)             2,000             (2,700)             2,000
                                                  -----------        -----------        -----------        -----------

Comprehensive loss                                $  (657,700)       $  (527,000)       $(1,559,700)       $  (994,000)
                                                  ===========        ===========        ===========        ===========

Net loss per common share basic and diluted       $     (0.10)       $     (0.12)       $     (0.24)       $     (0.23)
                                                  ===========        ===========        ===========        ===========

Shares used in computing Net Loss
  per common share, basic and diluted               6,585,069          4,272,916          6,365,650          4,272,916
                                                  ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Six Months Ended September 30,
                                                                 1999             1998
                                                             -----------      -----------
Cash flows from operating activities:
  Net Loss                                                   $(1,556,000)     $  (996,000)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
    Interest on convertible senior notes                          63,000           59,000
    Depreciation and amortization                                143,000           49,000
    Changes in assets and liabilities: (net of effects
        of Tyndale Plains-Hunter acquisition)
      Accounts receivable                                        (62,000)         (68,000)
      Inventory                                                  (32,000)              --
      Prepaid expenses                                           (41,000)         (66,000)
      Other non-current assets                                  (140,000)         (29,000)
      Accounts payable                                            80,000           31,000
      Accrued expenses and other current liabilities              (7,000)        (108,000)
                                                             -----------      -----------

    Net cash flows used by operating activities               (1,552,000)      (1,128,000)

Cash flows from investing activities:
    Purchase of property and equipment                           (44,000)         (67,000)
    Acquisition of Tyndale Plains-Hunter, net                   (327,000)              --
                                                             -----------      -----------
    Net cash flows used by investing activities                 (371,000)         (67,000)

Cash flows from financing activities:
  Net proceeds from issuance of convertible notes                340,000          430,000
                                                             -----------      -----------

    Net cash flows provided by financing activities              340,000          430,000

    Effect of exchange rate changes on cash                      (20,000)          (3,000)
                                                             -----------      -----------

    Net decrease in cash and cash equivalents                 (1,603,000)        (768,000)

    Cash and cash equivalents at beginning of period           2,392,000        2,227,000
                                                             -----------      -----------

    Cash and cash equivalents at end of period               $   789,000      $ 1,459,000
                                                             ===========      ===========

Supplemental Disclosure of Cash Flow Information:

  Taxes Paid                                                 $     5,500      $     5,500

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

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

      Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 1,308,055 and 1,045,201 shares of common stock outstanding during the periods ended September 30, 1999 and 1998, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

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

      TPH merged with and into Acquisition Sub (the "Merger"), with Acquisition Sub surviving the Merger and remaining a wholly-owned subsidiary of CardioTech. Each share of TPH common stock was (i) converted into the right to receive 0.24 of a share of CardioTech common stock and (ii) exchanged for additional cash consideration. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock (valued at $1.625 per share) and cash of $350,000. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In connection with this transaction, the Company assumed liabilities of approximately $178,000 and incurred acquisition costs of approximately $78,000. The excess of the purchase price over the net assets is approximately $1,054,000 and has been allocated to goodwill. Goodwill will be amortized over five years on a straight-line basis. The transaction has been recorded in accordance with the purchase method of accounting and the designated date of the acquisition for accounting purposes was June 30, 1999.

4. On September 24, 1999, the Company issued a 7% Convertible Senior Note (`the Note") in the amount of $340,000 with Dresdner Kleinwort Benson Private Equity Partners LP (DKB), on terms similar to and as an amendment to the Note Purchase Agreement, as amended , dated March 31, 1998. The principal balance of Senior Notes outstanding as of September 30, 1999 is $2,182,000.

      In connection with the issuance of the Note, DKB also waived the rights under Section 4(b) of the Series A Preferred Stock as it related to mandatory redemption in the event of a "change in control" as defined. Accordingly, the Series A Preferred Stock in the amount of $500,000 has been reclassified as equity as of September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass, or provide a new lining or arterial wall for occluded, damaged, dilated, or severely diseased arteries. The Company has developed a vascular access graft, called the VascuLink Vascular Access Graft; used to provide access for patients undergoing hemodialysis treatments, The Company is also developing two types of layered, microporous small bore vascular grafts: (i.) a peripheral graft, tradenamed the MyoLink Peripheral Graft, and (ii) a coronary artery bypass graft, tradenamed the CardioPass(TM) Coronary Artery Bypass Graft.

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

      CardioTech has developed its grafts using specialized ChronoFlex polyurethane materials that it believes will provide significantly improved performance in the treatment of arterial disorders. The grafts have three layers, similar to natural arteries and are designed to replicate the physical characteristics of human blood vessels.

      Additionally, through its CT Biomaterials(TM) division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames:
ChronoFlex, ChronoThane, HydroThane and ChronoFilm.

      With the acquisition of Tyndale Plains-Hunter, CardioTech is now offering a family of hydrophilic polyurethanes used in medical devices, as well as personal health care products.

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

Results of Operations:

      Comparison for the Three Months Ended September 30, 1999 and 1998.

      Revenue for the quarter ended September 30, 1999 was $381,000 compared to $245,000 for the quarter ended September 30, 1998, an increase of $136,000, or 55%. This increase was primarily the result of an increase in product sales of biomaterials of $53,000 and vascular access grafts of $65,000.

      Cost of goods sold for the quarter ended September 30, 1999 was $326,000 compared to $104,000 for the quarter ended September 30, 1998, an increase of $222,000, or 213%. This increase was primarily the result of an increase in production costs for vascular grafts and the addition of the TPH product line to the biomaterials division.

      Research and development expense for the quarter ended September 30, 1999 was $255,000, compared to $338,000 for the quarter ended September 30, 1998, a decrease of $83,000, or 24%. This decrease was principally the result of decreased research and development expenses in relation to completion of the vascular graft clinical trials.

      Selling, general and administrative expense for the quarter ended September 30, 1999 was $424,000, compared to $297,000 for the quarter ended September 30, 1998 or an increase of $127,000 or 43%. This increase was primarily due to increased marketing, advertising, and travel expenses related to the vascular graft.

      Other income and expense for the quarter ended September 30, 1999 was expense of $31,000 compared to $35,000 for the quarter ended September 30, 1998. The decrease primarily resulted from a decrease in interest expense of $12,000 on outstanding loans and was partially offset by a decrease in interest income of $8,000 during the period.

      Net loss for the quarter ended September 30, 1999 was $655,000, compared to $529,000 for the quarter ended September 30, 1998, or an increase in net loss of $126,000 or 24%. The increase in net loss is primarily attributable to production ramp up for the vascular grafts. Net loss per share for the quarter ended September 30, 1999 was $0.10 per share as compared to $0.12 per share for the quarter ended September 30, 1998, or a decrease in net loss of $0.02 per share or 16%.

      Comparison for the Six Months Ended September 30, 1999 and 1998.

      Research revenue for the six months ended September 30, 1999 was $600,000 compared to $523,000 for the six months ended September 30, 1998, an increase of $77,000, or 15%. This increase was primarily the result of an increase in product sales of biomaterials of $8,000 and vascular access grafts of $65,000.

      Cost of Goods Sold for the quarter ended September 30, 1999 was $557,000 compared to $224,000 for the quarter ended September 30, 1998, an increase of $333,000, or 148%. This increase was primarily the result of an increase in production costs for vascular grafts and the addition of the TPH product line to the biomaterials division.

      Research and development expense for the six months ended September 30, 1999 was $626,000, compared to $700,000 for the six months ended September 30, 1998, a decrease of $74,000, or 11%. This decrease was principally the result of decreased research and development expenses in relation to completion of the vascular graft clinical trials.

      Selling, general and administrative expense for the six months ended September 30, 1999 was $924,000, compared to $536,000 for the six months ended September 30, 1998 or an increase of $388,000 or 72%. This increase was primarily due to increased marketing, advertising, and travel expenses related to the vascular graft.

      Other income and expense for the six months ended September 30, 1999 was expense of $49,000 compared to $59,000 for the six months ended September 30, 1998. The decrease primarily resulted from a decrease in interest expense of $19,000 on outstanding loans and a decrease in interest income of $9,000 during the period.

      Net loss for the six months ended September 30, 1999 was $1,557,000, compared to $996,000 for the six months ended September 30, 1998, or an increase in net loss of $561,000 or 56%. The increase in net loss is primarily attributable to production ramp up for the vascular grafts. Net loss per share for the six months ended

September 30, 1999 was $0.24 per share as compared to $0.23 per share for the six months ended September 30, 1998, or an increase in net loss of $0.01 per share or 4%.

Liquidity and Capital Resources

      The Company used $73,000 to fund operations during the three months ended September 30, 1999 compared to $590,000 for the three months ended September 30, 1998. The principal uses of funds for the three months ended September 30, 1999 were a net loss of $655,000, increase in other current assets of $100,000, and an increase in inventory of $32,000. This was partially offset by proceeds of $340,000 from issuance of convertible notes, increase in accounts payable of $167,000, increase in accrued expenses of $44,000, and decrease in accounts receivable relating to trade customers of $45,000.

      The Company used $1,603,000 to fund operations during the six months ended September 30, 1999 compared to $768,000 for the six months ended September 30, 1998. The principal uses of funds for the six months ended September 30, 1999 were a net loss of $1,532,000, the acquisition of Tyndale Plains-Hunter, Ltd. of $327,000, increase in other non-current assets of $140,000, increase in accounts receivable of $62,000 relating to trade customers, increase in prepaid expenses of $41,000 and the purchase of property and equipment of $44,000. This was partially offset by proceeds from issuance of debt of $340,000, and an increase of accounts payable of $80,000.

      On July 16, 1999, CardioTech International, Inc., a Massachusetts corporation ("CardioTech"), completed the acquisition of Tyndale Plains-Hunter, Ltd., a New Jersey corporation ("TPH"), pursuant to an Agreement and Plan of Merger, dated as of May 25, 1999 (the "Merger Agreement"), by and among CardioTech, CardioTech Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CardioTech ("Acquisition Sub"), and TPH. TPH manufactures hydrophilic polyurethanes, which are used to provide permanent lubricity to the surface of medical devices, improve blood compatibility and act as drug delivery systems. The hydrophilic polyurethanes manufactured by TPH are also used in personal care products including hair and skin creams. CardioTech intends to continue to use the assets and technology of TPH to manufacture hydrophilic polyurethanes and incorporate such technologies into the Company's medical devices. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock (values at $1.625 per share) and cash of $350,000 in exchange for all the capital stock of TPH. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In connection with this transaction, the Company assumed liabilities of approximately $178,000 and incurred acquisition costs of $78,000. The excess of the purchase price over the net assets is approximately $1,054,000 and has been allocated to goodwill.

      On September 24, 1999, the Company issued a 7% Convertible Senior Note (`the Note") in the amount of $340,000 with Dresdner Kleinwort Benson Private Equity Partners LP (DKB), on terms similar to and as an amendment to the Note Purchase Agreement, as amended , dated March 31, 1998. The principal balance of Senior Notes outstanding as of September 30, 1999 is $2,182,000.

      In connection with the issuance of the Note, DKB also waived the rights under Section 4(b) of the Series A Preferred Stock as it related to mandatory redemption in the event of a "change in control" as defined. Accordingly, the Series A Preferred Stock in the amount of $500,000 has been reclassified as equity as of September 30, 1999.

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

      In addition, CardioTech is currently conducting its operations with approximately $789,000 in cash. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through January 2000. Past spending levels are not necessarily indicative of future spending levels. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

      As of September 30, 1999, CardioTech had stockholders' deficit of $446,000, and losses in its last three fiscal years. If CardioTech is unable to increase its stockholders' equity and its net losses continue, CardioTech's common stock may be delisted. CardioTech's future financing activities may not provide the Company with sufficient stockholders' equity to avoid being delisted. Further, CardioTech received a "going concern" opinion from its independent public accountants as of March 31, 1999. This "going concern" opinion may be considered by AMEX in determining whether it will delist CardioTech's common stock.

      On August 17, 1999, the Company received a written notification that the AMEX was reviewing CardioTech's listing eligibility on the basis that the Company's financial condition is impaired, raising questions about whether it will be able to continue operations. The written notification also states that the review process allows the Company to meet with AMEX's Listing Qualifications representatives to present information in support of continued listing. The Company met with the AMEX's Listing Qualifications representatives on August 26, 1999 to present information and a plan in support of continued listing. This presentation included, but was not limited to, information regarding: (i) the Company's current efforts to raise additional equity financing, (ii) the Company's projected incremental increase in cash flow as a result of its acquisition of TPH, and (iii) the Company's availability of an approved vascular access graft product for which orders are currently being taken from the Company's European distributors and product shipments scheduled to occur in September 1999. Subsequent to the meeting, the AMEX notified the Company that it will review the financial condition of the Company immediately after the issuance of the second quarter report ending September 30, 1999. There can also be no assurance that CardioTech will be able to avoid delisting subsequent to the issuance of its second quarter report.

      Delisted securities would probably trade in the over-the-counter markets. The liquidity of securities traded in the over-the-counter markets may be impaired, not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage and lower prices.

      If CardioTech's common stock were to be delisted by AMEX, this would constitute a default condition under the Senior Note and Preferred Stock agreement with Dresdner Kleinwort Benson ("DKB"), where upon DKB may give notice to CardioTech of this default condition, and CardioTech would have 25 days to cure this default. If CardioTech were unable to cure a default condition resulting in the event of a delisting, then an event of default would occur and DKB would be entitled to demand immediate payment of the Senior Notes. Further, upon the occurrence of an event of default, the interest rate on the Senior Notes and the dividend rate on the Preferred Stock would each increase to 13% per annum. The principal balance of Senior Notes outstanding as of September 30, 1999 was $2,182,000.

      The Company has pledged a life insurance policy on the life of Dr. Michael Szycher and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes. Upon the occurrence of an event of default, DKB would have the right to foreclose on this collateral. If DKB foreclosed on the CTI stock pledged to it or if CardioTech winds up, makes an assignment for the benefit of its creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the loan. As of September 30, 1999, the outstanding principal balance of the Freemedic loan was (pound)253,000 ($416,000).

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

      In addressing Year 2000 issues, CardioTech estimates that total costs will be approximately $10,000. To date, $6,000 of such expenses have been incurred and expensed. Total costs consist primarily of external consulting fees and personal computer replacements. The estimated costs are based on management's current assessment and could change in the future. CardioTech cannot assure that actual Year 2000 costs incurred will be equal to or less than those estimated at this time.

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

Item 6. Exhibits and Reports on Form 8-K:

(a)   Exhibits:

      Exhibit 27 Financial Data Schedule

      Exhibit 10.16.1 Amendment to Note Purchase Agreement, dated September 24, 1999, related to the issuance of additional 7% Senior Convertible Notes to Dresdner Kleinwort Benson Private Equity Partners LP.

(b)   Reports on Form 8-K

      Current Report on Form 8-K/A dated September 29,1999 related to the acquisition of Tyndale Plains-Hunter, Ltd.

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

                                    CARDIOTECH INTERNATIONAL, INC.


                                    /s/ Michael Szycher
                                    ------------------------------------
                                    Michael Szycher, Ph.D.
                                    Chairman and Chief Executive Officer


                                    /s/ Pam McCarthy
                                    ------------------------------------
                                    Pam McCarthy, CPA, MST
                                    Controller

Dated: November 15, 1999