Form 10QSB
period 1999-12-31
CARDIOTECH INTERNATIONAL INC
filed 2000-02-22
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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
                                                                  --------------

The number of shares outstanding of the registrant's class of Common Stock as of February 14 was 6,585,069. No shares were held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets at
            December 31, 1999, and March 31, 1999                              4

      Condensed Consolidated Statements of Operations for the three
      months and nine months ended December 31, 1999 and 1998                  5

      Condensed Consolidated Statements of Cash Flows for the
      nine months ended December 31, 1999 and 1998                             6

       Notes to Condensed Consolidated Financial Statements                  7-8

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-15

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                            15

Item 6 - Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CARDIOTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            December 31,1999    March 31, 1999
                                                           -----------------    --------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                                   $    462,000       $  2,392,000
  Accounts receivable -- trade                                     158,000             96,000
  Accounts receivable -- other                                     346,000            292,000
  Inventory                                                        145,000                 --
  Prepaid expenses and other current assets                         73,000             56,000
                                                              ------------       ------------
    Total Current Assets                                         1,184,000          2,836,000

Property and equipment, net                                        540,000            477,000
Intangible Assets                                                  279,000                 --
Goodwill                                                           948,000                 --
Other non-current assets                                            99,000            214,000
                                                              ------------       ------------

Total Assets                                                  $  3,050,000       $  3,527,000
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                            $    733,000       $    518,000
  Accrued expenses                                                 586,000            418,000
  Deferred Revenue                                                  60,000                 --
  Convertible loan due 2000                                        409,000                 --
                                                              ------------       ------------
    Total Current Liabilities                                    1,788,000            936,000
                                                              ------------       ------------

Long Term Obligations:
7% convertible senior notes due 2003                             2,220,000          1,779,000
  Convertible loan due 2000                                             --            429,000
                                                              ------------       ------------
                                                                 2,220,000          2,208,000
                                                              ------------       ------------
    Total Liabilities                                            4,008,000          3,144,000
                                                              ------------       ------------

  Series A convertible preferred stock, $.01 par
   value, 5,000,000 shares authorized, 500,000
   issued and outstanding at liquidation value                          --            500,000
                                                              ------------       ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 6,585,069 and 6,138,916 shares issued and
   outstanding at December 31, 1999 and March 31, 1999
   respectively                                                     66,000             61,000
  Series A convertible preferred stock, $.01 par value,
   5,000,000 shares authorized, 500,000 issued and
  outstanding. Liquidation value - $500,000                          5,000                 --
  Additional paid-in capital                                    11,384,000         10,151,000
  Accumulated deficit                                          (12,221,000)       (10,117,000)
  Notes receivable from officers                                  (200,000)          (200,000)
  Cumulative translation adjustment                                  8,000            (12,000)
                                                              ------------       ------------
    Total Stockholders' Deficit                                   (958,000)          (117,000)
                                                              ------------       ------------

    Total Liabilities, Convertible Preferred Stock and
     Stockholders' Deficit                                    $  3,050,000       $  3,527,000
                                                              ============       ============

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the                            For the
                                                Three Months Ended December 31,      Nine Months Ended December 31,
                                                     1999              1998              1999              1998
                                                 -----------       -----------       -----------       -----------
Revenue:
  Product Sales                                  $   180,000       $    46,000       $   383,000       $   160,000
  Research Grants                                    215,000           144,000           498,000           424,000
  Evaluation Income & Royalties                      121,000            72,000           235,000           201,000
                                                 -----------       -----------       -----------       -----------
                                                     516,000           262,000         1,116,000           785,000
Operating Expense:
  Cost of Sales                                      186,000           130,000           743,000           354,000
  Research and development                           377,000           410,000         1,003,000         1,110,000
  Selling, general and administrative                413,000           439,000         1,338,000           975,000
                                                 -----------       -----------       -----------       -----------
                                                     976,000           979,000         3,084,000         2,439,000

                                                 -----------       -----------       -----------       -----------
Loss from Operations                                (460,000)         (717,000)       (1,968,000)       (1,654,000)
                                                 -----------       -----------       -----------       -----------

Other Income and Expense:
  Interest expense                                   (49,000)          (46,000)         (134,000)         (150,000)
  Interest income                                      6,000            24,000            42,000            69,000
  Other income                                         5,000                --             5,000                --
                                                 -----------       -----------       -----------       -----------
                                                     (38,000)          (22,000)          (87,000)          (81,000)
                                                 -----------       -----------       -----------       -----------

Net Loss                                         $  (498,000)      $  (739,000)      $(2,055,000)      $(1,735,000)
                                                 ===========       ===========       ===========       ===========

Other comprehensive income:
Foreign currency translation adjustments               8,000            (7,000)            8,000            (7,000)
                                                 -----------       -----------       -----------       -----------

Comprehensive loss                               $  (490,000)      $  (746,000)      $(2,047,000)      $(1,742,000)
                                                 ===========       ===========       ===========       ===========

Net loss per common share basic and diluted
and diluted                                      $     (0.08)      $     (0.16)      $     (0.32)      $     (0.40)
                                                 ===========       ===========       ===========       ===========

Shares used in computing Net Loss
  per common share, basic and diluted              6,585,069         4,597,438         6,439,055         4,381,483
                                                 ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Nine Months Ended December 31,
                                                                1999              1998
                                                            -----------       -----------
Cash flows from operating activities:
  Net Loss                                                  $(2,055,000)      $(1,735,000)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
    Interest on convertible senior notes                         91,000            89,000
    Depreciation and amortization                               253,000            79,000
    Changes in assets and liabilities: (net of effects
       of Tyndale Plains-Hunter acquisition)
      Accounts receivable                                      (157,000)           77,000
      Inventory                                                (121,000)               --
      Prepaid expenses                                          (17,000)          (61,000)
      Other non-current assets                                 (190,000)          (24,000)
      Accounts payable                                          229,000           (62,000)
      Accrued expenses and other current liabilities             78,000            82,000
                                                            -----------       -----------

    Net cash flows used by operating activities              (1,889,000)       (1,555,000)

Cash flows from investing activities:
    Purchase of property and equipment                          (53,000)         (202,000)
    Acquisition of Tyndale Plains-Hunter, net                  (327,000)               --
                                                            -----------       -----------
    Net cash flows used by investing activities                (380,000)         (202,000)

Cash flows from financing activities:
  Net proceeds from issuance of convertible notes               340,000           420,000
  Net proceeds from issuance of preferred stock                      --           500,000
  Net proceeds from issuance of common stock                         --         1,783,000
                                                            -----------       -----------

    Net cash flows provided by financing activities             340,000         2,703,000

    Effect of exchange rate changes on cash                      (1,000)          (11,000)
                                                            -----------       -----------

    Net decrease in cash and cash equivalents                (1,930,000)          935,000

    Cash and cash equivalents at beginning of period          2,392,000         2,227,000
                                                            -----------       -----------

    Cash and cash equivalents at end of period              $   462,000       $ 3,162,000
                                                            ===========       ===========

Supplemental Disclosure of Cash Flow Information:

  Issuance of Notes Receivable from Officers                $  (200,000)      $  (200,000)
  Taxes Paid                                                $     5,500       $     5,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (UNAUDITED)

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

      Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 1,308,055 and 1,045,201 shares of common stock outstanding during the periods ended December 31, 1999 and 1998, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

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

4. On September 24, 1999, the Company issued a 7% Convertible Senior Note (`the Note") in the amount of $340,000 with Dresdner Kleinwort Benson Private Equity Partners LP (DKB), on terms similar to and as an amendment to the Note Purchase Agreement, as amended , dated March 31, 1998. The principal balance of Senior Notes outstanding as of December 31, 1999 is $2,220,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass, or provide a new lining or arterial wall for occluded, damaged, dilated, or severely diseased arteries. The Company has developed a vascular access graft, called the VascuLink Vascular Access Graft; used to provide access for patients undergoing hemodialysis treatments. The Company is also developing two types of layered, microporous small bore vascular grafts: (i.) a peripheral graft, tradenamed the MyoLink Peripheral Graft, and (ii) a coronary artery bypass graft, tradenamed the CardioPass(TM) Coronary Artery Bypass Graft.

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

Results of Operations:

      Comparison for the Three Months Ended December 31, 1999 and 1998.

      Revenue for the quarter ended December 31, 1999 was $516,000 compared to $262,000 for the quarter ended December 31, 1998, an increase of $254,000, or 97%. This increase was primarily the result of increases in product sales of biomaterials of $30,000, TPH Biomaterials sales of $71,000, and vascular access grafts of $33,000. The increase was also a result of an increase in SBIR research grant revenue of $71,000 and license and royalties of $49,000.

      Cost of Sales for the quarter ended December 31, 1999 was $186,000 compared to $130,000 for the quarter ended December 31, 1998, an increase of $56,000, or 43%. This increase was primarily the result of an increase in production costs for vascular grafts and the addition of the TPH product line to the biomaterials division.

      Research and development expense for the quarter ended December 31, 1999 was $377,000, compared to $410,000 for the quarter ended December 31, 1998, a decrease of $33,000, or 8%. This decrease was principally the result of decreased research and development expenses related to completion of the vascular graft clinical trials.

      Selling, general and administrative expense for the quarter ended December 31, 1999 was $413,000, compared to $439,000 for the quarter ended December 31, 1998 or a decrease of $26,000 or 6%. This decrease was primarily due to increased cost control for general and administrative expenses, but was partially offset by increases for marketing, advertising, and travel expenses related to the vascular graft.

      Other income and expense for the quarter ended December 31, 1999 was expense of $38,000 compared to $22,000 for the quarter ended December 31, 1998. The increase in expense primarily resulted from a decrease in interest income of $18,000.

      Net loss for the quarter ended December 31, 1999 was $498,000, compared to $739,000 for the quarter ended December 31, 1998, or a decrease in net loss of $241,000 or 33%. The decrease in net loss is primarily attributable to increases in sales of vascular grafts and biomaterials, reduction of research expense, and G&A cost controls. Net loss per share for the quarter ended December 31, 1999 was $0.08 per share as compared to $0.16 per share for the quarter ended December 31, 1998, or a decrease in net loss of $0.08 per share or 20%.

      Comparison for the Nine Months Ended December 31, 1999 and 1998.

      Revenue for the nine months ended December 31, 1999 was $1,116,000 compared to $785,000 for the nine months ended December 31, 1998, an increase of $331,000, or 42%. This increase was primarily the result of an increase in product sales of biomaterials of $34,000, TPH Biomaterials sales of $91,000, vascular access grafts of $98,000, and SBIR grant revenue of $74,000.

      Cost of Sales for the nine months December 31, 1999 was $743,000 compared to $354,000 for the nine months ended December 31, 1998, an increase of $389,000, or 110%. This increase was primarily the result of an increase in production costs for vascular grafts and the addition of the TPH product line to the biomaterials division.

      Research and development expense for the nine months ended December 31, 1999 was $1,003,000, compared to $1,110,000 for the nine months ended December 31, 1998, a decrease of $107,000, or 10%. This decrease was principally the result of decreased research and development expenses related to completion of the vascular graft clinical trials.

      Selling, general and administrative expense for the nine months ended December 31, 1999 was $1,338,000, compared to $975,000 for the nine months ended December 31, 1998 or an increase of $363,000 or 37%. This increase was primarily due to increased marketing, advertising, and travel expenses related to the vascular graft.

      Other income and expense for the nine months ended December 31, 1999 was expense of $87,000 compared to $81,000 for the nine months ended December 31, 1998. The increase in expense primarily resulted from a decrease in interest income of $27,000, and was partially offset by a decrease in interest expense of $16,000 on outstanding loans.

      Net loss for the nine months ended December 31, 1999 was $2,055,000, compared to $1,735,000 for the nine months ended December 31, 1998, or an increase in net loss of $320,000 or 18%. The increase in net loss is primarily attributable to increased production costs for the vascular graft and TPH biomaterials, as well as increased marketing costs related to introduction of the vascular access graft in Europe. Net loss per share for the nine months ended December 31, 1999 was $0.32 per share as compared to $0.40 per share for the nine months ended December 31, 1998, or a decrease in net loss of $0.08 per share or 19%.

Liquidity and Capital Resources

      The Company used $327,000 to fund operations during the three months ended December 31, 1999 compared to $1,703,000 for the three months ended December 31, 1998. The principal uses of funds for the three months ended December 31, 1999 were a net loss of $498,000, increase in accounts receivable of $950,000, and an increase in inventory of $89,000. This was partially offset by an increase in accounts payable of $149,000, and an increase in accrued expenses of $85,000.

      The Company used $1,930,000 to fund operations during the nine months ended December 31, 1999 compared to $935,000 provided for the nine months ended December 31, 1998. The principal uses of funds for the nine months ended December 31, 1999 were a net loss of $2,055,000, the acquisition of Tyndale Plains-Hunter, Ltd. of $327,000, increase in other non-current assets of $190,000, increase in accounts receivable of $157,000 relating to trade customers, increase in inventory of $121,000, increase in prepaid expenses of $17,000 and the purchase of property and equipment of $53,000. This was partially offset by proceeds from issuance of debt of $340,000, and an increase of accounts payable of $229,000.

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

      On September 24, 1999, the Company issued a 7% Convertible Senior Note (`the Note") in the amount of $340,000 to Dresdner Kleinwort Benson Private Equity Partners LP (DKB), on terms similar to and as an amendment to the Note Purchase Agreement, as amended , dated March 31, 1998. The principal balance of Senior Notes outstanding as of December 31, 1999 is $2,220,000.

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

      In addition, CardioTech is currently conducting its operations with approximately $462,000 in cash as of December 31, 1999. CardioTech estimates such amount will be sufficient to fund its working capital and research and development activities through March 2000. Past spending levels are not necessarily indicative of future spending levels. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

      As of December 31, 1999, CardioTech had stockholders' deficit of $958,000, and losses in its last three fiscal years. If CardioTech is unable to increase its stockholders' equity and its net losses continue, CardioTech's common stock may be delisted. CardioTech's future financing activities may not provide the Company with sufficient stockholders' equity to avoid being delisted. Further, CardioTech received a "going concern" opinion from its independent public accountants as of March 31, 1999. This "going concern" opinion may be considered by AMEX in determining whether it will delist CardioTech's common stock.

      On August 17, 1999, the Company received a written notification that the AMEX was reviewing CardioTech's listing eligibility on the basis that the Company's financial condition is impaired, raising questions about whether it will be able to continue operations. The written notification also states that the review process allows the Company to meet with AMEX's Listing Qualifications representatives to present information in support of continued listing. The Company met with the AMEX's Listing Qualifications representatives on August 26, 1999 to present information and a plan in support of continued listing. This presentation included, but was not limited to, information regarding: (i) the Company's current efforts to raise additional equity financing, (ii) the Company's projected incremental increase in cash flow as a result of its acquisition of TPH, and (iii) the Company's availability of an approved vascular access graft product for which orders are currently being taken from the Company's European distributors and product shipments scheduled to occur in September 1999. Subsequent to the meeting, the AMEX notified the Company that it will review the financial condition of the Company immediately after the issuance of the third quarter report ending December 31, 2000. There can also be no assurance that CardioTech will be able to avoid delisting subsequent to the issuance of its third quarter report.

      Delisted securities would probably trade in the over-the-counter markets. The liquidity of securities traded in the over-the-counter markets may be impaired, not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage and lower prices.

      If CardioTech's common stock were to be delisted by AMEX, this would constitute a default condition under the Senior Note and Preferred Stock agreement with Dresdner Kleinwort Benson ("DKB"), where upon DKB may give notice to CardioTech of this default condition, and CardioTech would have 25 days to cure this default. If CardioTech were unable to cure a default condition resulting in the event of a delisting, then an event of default would occur and DKB would be entitled to demand immediate payment of the Senior Notes. Further, upon the occurrence of an event of default, the interest rate on the Senior Notes and the dividend rate on the Preferred Stock would each increase to 13% per annum. The principal balance of Senior Notes outstanding as of December 31, 1999 was $2,220,000.

      The Company has pledged a life insurance policy on the life of Dr. Michael Szycher and all of the common stock of the Company's wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), to secure the repayment of the Senior Notes. Upon the occurrence of an event of default, DKB would have the right to foreclose on this collateral. If DKB foreclosed on the CTI stock pledged to it or if CardioTech winds up, makes an assignment for the benefit of its creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the loan. As of December 31, 1999, the outstanding principal balance of the Freemedic loan was (pound)253,000 ($409,000).

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

Year 2000 Compliance

      The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997.) After December 31, 1999, any date recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. To address the Year 2000 issue, CardioTech has implemented a program with respect to its 1) internal information technology systems, 2) non-information technology systems, and 3) external suppliers of goods and services.

      As of February 14, 2000, CardioTech has not experienced any material adverse effects on its results of operations or financial position nor did CardioTech experience any adverse effects related to internal systems, vendors, or customers related to the Year 2000 Issues.

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

(b)   Reports on Form 8-K

      Current Report on Form 8-K/A dated September 29, 1999 related to the acquisition of Tyndale Plains-Hunter, Ltd.

      Current Report on Form 8-K dated December 7, 1999 related to a change in the registrant's certifying Accountants.

      Current Report on Form 8-K dated January 13, 2000 related to the resignation of board members.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARDIOTECH INTERNATIONAL, INC.


                                     /s/  Michael Szycher
                                     -------------------------------------------
                                     Michael Szycher, Ph.D.
                                     Chairman and Chief Executive Officer

                                     /s/ Pam McCarthy
                                     -------------------------------------------
                                     Pam McCarthy, CPA, MST
                                     Controller

Dated: February 22, 2000