Form 10KSB
period 2000-03-31
CARDIOTECH INTERNATIONAL INC
filed 2000-07-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the fiscal year ended March 31, 2000

   | | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the transition period from _____ to _____
                           Commission File No. 0-28034

                         CardioTech International, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)
               Massachusetts                              04-3186647
               -------------                              ----------
       State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                   Identification No.)

       78E Olympia Avenue, Woburn, Massachusetts               01801
       -----------------------------------------               -----
       (Address of principal executive offices)              (Zip Code)

       Issuer's telephone number                            (781) 933-4772
                                                            --------------

         Securities registered under Section 12 (b) of the Exchange Act:

       Title of each class          Name of each exchange on which registered
     Common Stock, $.01 par                        American
        value per share                         Stock Exchange
     -----------------------                   ----------------

        Securities registered pursuant to Section 12 (g) of the Act: None
                             ----------------------

      Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      State issuer's revenues for its most recent fiscal year. $1,497,000

      As of June 29, 2000, 8,351,451 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $16,202,000 based on the last sale price as reported by the American Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 2000 annual meeting of stockholders, which will be filed within 120 days of the registrant's fiscal year ended March 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes | |  No |X|

PART I

Item 1. Description of Business

General

      CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are also used to provide access for patients undergoing hemodialysis treatments. The Company develops layered, microporous small bore vascular grafts. The Company has developed a vascular access graft, called the VascuLink Vascular Access Graft and is developing (i) a peripheral graft, called the MyoLink Peripheral Graft, and (ii) a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft.

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

      Additionally, through its Biomaterials division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames:
ChronoFlex, ChronoThane, HydroThane, ChronoFilm, HydroMed and Hydroslip.

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

      The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $.01 per share, that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and also has production facilities in Lawrenceville, New Jersey and Wrexham, Brymbo U.K.

      ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech.

Product in Distribution
VascuLink Vascular Access Graft

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

      A synthetic graft is implanted in hemodialysis patients to provide routine vascular access. The vast majority of these synthetic grafts are presently made of polytetrafluoroethylene ("ePTFE"). The use of ePTFE grafts is often accompanied by excessive bleeding when the dialysis needle is withdrawn, requiring a nurse to apply pressure to help stop the bleeding and requiring the patient to remain in the treatment area until the bleeding has stopped. In addition, to limit the risk of graft infection following implant, at least a four to six week healing period following implantation is required before initiating dialysis through the graft in order to allow for tissue in-growth into the graft.

      The Company believes that the Vasculink Vascular Access Graft it is marketing in Europe may offer advantages over currently used synthetic grafts because of its needle-hole-sealing-capability. The Company believes that this characteristic will be effective in sealing puncture sites in its grafts with minimal compression time and bleeding as compared with ePTFE grafts and, as a result, will reduce dialysis procedure and administrative time per patient and their associated costs. In addition, the Company believes, based on animal studies, that patients who receive the Vasculink Vascular Access Graft will be able to be dialyzed in a shorter period of time than four to six weeks.

      The Company estimates that approximately 185,000 patients in the United States undergo kidney dialysis each year, of which approximately 140,000 undergo vascular access surgeries using either natural vessel grafts or synthetic access grafts. The Company estimates that of these patients, approximately 55,000 are implanted with synthetic grafts. The Company believes that a comparable market exists overseas.

      In September 1999 the Company introduced the VascuLink graft during the European Society for Vascular Surgery meeting in Copenhagen. CardioTech has appointed distributors in France, Spain, Italy, Holland, Belgium, Germany, Austria, Switzerland, Denmark, Sweden, U.K., Greece, Turkey and Australia.

      In March 2000, CardioTech announced that its VascuLink Vascular Access Graft was granted Millenium Product Status by the U.K. Design Council. Millenium Products come from a personal challenge by British Prime Minister, Mr. Tony Blair to "demonstrate that the U.K. can lead the world by creating products that exemplify our strengths in innovation and design."

Product Under Clinical Trial
MyoLink Peripheral Graft

      In the United States, an estimated 16 million people suffer from diabetes, which is often further complicated by atherosclerosis, or the blockage of arteries. Eventually, many atherosclerosis patients require vascular grafts to bypass severely occluded leg arteries, which impede circulation to the lower extremities and can ultimately lead to amputation. Lack of adequate circulation to the lower limbs and toes results in approximately 54,000 amputations yearly in the United States alone. Current techniques of surgical intervention rely on autologous saphenous veins from the leg for use as substitute vessels.

      However, in over 40% of all atherosclerosis patients, the saphenous veins are deemed unsuitable, making it necessary to use a vein constructed from artificial materials. The Company is designing the MyoLink Peripheral Graft to be suitable for providing needed circulation from the upper thigh, across the knee and into the mid calf. In order to accommodate the bend at the knee, CardioTech has designed the MyoLink graft to be "non-kinking."

      On April 1, 1998, the Company, through its wholly owned subsidiary, CardioTech International, Ltd. ("CTI"), entered into a two year research collaborative with The Royal Free Hospital School of Medicine (University of London) ("Royal Free Hospital"), which relates to the investigation and clinical trials of the MyoLink graft and the clinical evaluation of endothelial cell-seeding of peripheral vascular grafts. The Company may license the right to sell the technology relating to the endothelial cell-seeding of the peripheral vascular grafts from Royal. The research was funded by a loan of (pound)360,000 ($575,000) from Freemedic PLC ("Freemedic"), a subsidiary of Royal Free Hospital, to CTI. The loan accrues interest at the rate of 15% per annum and is due and payable on April 1, 2000. Freemedic also agreed to extend the term of the note to a term as yet to be determined. As of March 31, 2000, the entire loan balance is classified as current. The loan, plus accrued interest, is convertible under certain conditions (including the price of the Company's stock of at least $3.70 for 7 trading days), at either the Company's or Freemedic's option, into common stock of the Company at a conversion price of $3.70 per share. The loan is secured by a pledge of all of the assets of CTI and is guaranteed by the Company. Freemedic may terminate the collaboration at any time upon a material breach by the Company of any obligation under the collaboration agreement or upon any event of default under the loan agreement. CardioTech is also indebted to Dresdner Kleinwort Benson Private Equity Partners LLP ("DKB"). (See Note I to the Notes to the Consolidated Financial Statements). If DKB foreclosed on the CTI stock pledged to it to secure the DKB loan, or if CardioTech winds up, makes an assignment for the benefit of it's creditors, goes into liquidation or an administrator is appointed for its assets, then, such actions would be a default under the Freemedic loan and Freemedic would be entitled to immediate repayment of the Freemedic loan. As of March 31, 2000, the outstanding principal balance of the loan was (GBP) (pound)360,000 ($575,000). (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Product in Pre-clinical Development
CardioPass Coronary Artery Bypass Graft

      Coronary artery bypass graft ("CABG") surgery is performed to treat the impairment of blood flow to portions of the heart. CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.

      Autogenous grafts (using the patient's own saphenous vein or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with no risk of tissue rejection. However, the surgical harvesting of vessels for autogenous grafts involves significant trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryo-preserved saphenous veins are available, but these veins often deteriorate due to attack by the body's immune system.

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

      The Company believes that approximately 700,000 CABG procedures were performed worldwide, of which nearly 500,000 were performed in the United States during 1999. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. The CardioPass Coronary Artery Bypass Graft is in pre-clinical development.

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

      CardioTech also manufactures and sells, through its wholly owned subsidiary, CardioTech Acquisition Corp, its proprietary HydroThane biomaterials to medical device manufacturers that are evaluating HydroThane for use in their products. HydroThane is a thermoplastic, water-absorbing, polyurethane elastomer, that possesses properties that CardioTech believes make it well suited for the complex requirements of a variety of catheters. In addition to its physical properties, CardioTech believes HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility. When hydrated, HydroThane has elastic properties similar to living tissue.

      In July 1999, CardioTech, through its wholly owned subsidiary, CardioTech Acquisition Corp, acquired the assets of Tyndale -Plains-Hunter, Ltd. (TPH) of Lawrenceville, N.J., a manufacturer of specialty hydrophilic polyurethanes. TPH's common stock was acquired in consideration of $350,000 cash, 446,153 shares of CardioTech common stock valued at $725,000, and assumption of approximately $178,000 of liabilities. TPH polymers are primarily sold to customers as part of an exclusive arrangement. Customers are supplied tailored, patented hydrophilic polyurethanes in exchange for multi-year, royalty-bearing exclusive supply contracts. TPH owns 29 patents in the field of hydrophilic polyurethanes.

      During the fiscal year ended March 31, 2000, the Company was the recipient of two Small Business Innovation Research grants awarded by National Institutes of Health ("NIH") to support the Company's research and development programs.

      Revenues were approximately $1,497,000 and $1,083,000 for the years ended March 31, 2000 and 1999, respectively. For the years ended March 31, 2000 and 1999, 40% and 74% of revenues, respectively, were generated from royalties from Bard Access Systems, Inc. and grants from the NIH.

Manufacturing

      CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials, as well as early-stage distribution of the Vasculink Vascular Access Graft in Europe. CardioTech currently has the ability to produce quantities of vascular grafts sufficient to support its current needs. However, CardioTech may need to acquire additional manufacturing facilities and improve its manufacturing technology in order to undertake large scale commercial production of vascular grafts, if it elects to do so. To achieve profitability, CardioTech's products must be manufactured in larger commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in larger commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel.

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

Marketing

      As a result of the award of the CE Mark, CardioTech has begun to market its vascular access graft products through targeted distributors throughout the EC countries. Pursuant to this strategy, the Company has retained firms to distribute its VascuLink Vascular Access Graft. Implementation of this strategy will depend on many factors, including the effectiveness of the Company's distributors, the market potential for CardioTech's products, and CardioTech's financial resources. The distribution network provides access to nearly 90% of the European Community market.

Competition

      Competition in the medical device industry in general is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

      CardioTech will compete with products offered by W.L. Gore and Associates, Impra, Inc., and Thoratec Corporation. CardioTech believes that W.L. Gore and Impra, whose synthetic graft products have been sold in the United States and worldwide for many years, sell approximately 90% of the intermediate diameter peripheral synthetic vascular grafts and vascular access grafts used throughout the world. While CardioTech believes that the attributes of its vascular grafts will allow it to compete effectively, both W.L. Gore and Impra can be expected to defend their market positions vigorously, and both have substantially greater financial, technical and other resources than CardioTech. Thoratec has developed a small bore polyurethane vascular access graft and has begun clinical trials in the United States. Additionally, Thoratec is selling vascular grafts through Guidant, a large medical device company.

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

Research and Development

      CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce vascular access graft and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and Development expenditures for the years ended March 31, 2000 and 1999 were $ 2,080,000 and $2,142,000, respectively.

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

      The Company was awarded the CE Mark for its Vasculink Vascular Access Graft in November 1998. Accordingly, the Company has begun to sell the VascuLink Vascular Access Graft in Europe. There can be no assurance that the Company will be able to maintain regulatory approval or clearance for its products in Europe. Failure to obtain or maintain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

      As of June 29, 2000, the Company has 15 full-time employees. Of these full-time employees, 2 are in research and development, 6 are in manufacturing and production, and 7 are in management, administrative, or marketing positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2. Description of Property

      CardioTech leases a total of approximately 24,000 square feet in Woburn, Massachusetts, Lawrenceville, New Jersey, and Brymbo, Wrexham, United Kingdom. CardioTech believes that its current facilities are adequate for the next several years.

Item 3. Legal Proceedings

      The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2000.

PART II

Item 5. Market Information for Common Equity and Related Stockholder Matters

      The common stock trades on the American Stock Exchange under the symbol "CTE." The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 1999          High        Low
                                          ----        ---

June 30                                   2 7/8       1 11/16
September 30                              2           1 1/8
December 31                               2 1/8       1
March 31                                  2           1 1/8


Fiscal Year Ended March 31, 2000          High        Low
                                          ----        ---

June 30                                   1 9/16      1
September 30                              1 1/8       9/16
December 31                               7/8         1/4
March 31                                  7           5/16

      As of June 29, 2000, there were approximately 360 stockholders of record and 2,900 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company's loan agreement with DKB prohibits the Company from declaring or paying any dividends on its common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended March 31, 2000 vs. March 31, 1999

Revenue

      Revenue consists of revenues from the sale of medical grade polyurethanes, research grants from the National Institute of Health (NIH) and royalties from Bard Access Systems. Revenue for the fiscal year ended March 31, 2000 was $1,497,000 compared to $1,083,000 for the fiscal year ended March 31, 1999, an increase of $414,000, or 38%. This increase was primarily generated by an increase in sales of biomaterials of $221,000, license and royalty income of $148,000, and research grant income of $41,000 from NIH Small Business Technology Transfer (STTR) grants.

Operating Expenses

Research and Development Expenses

      Research and development expense consists primarily of employment-related costs for scientific staff, facility costs, pre-clinical and clinical testing costs, costs related to on-going development efforts, and NIH grant expenses. To date, all of the Company's research and development expense have been charged to operations as incurred. Research and development expense for the fiscal year ended March 31, 2000 was $2,281,000, compared to $2,284,000 for the fiscal year ended March 31, 1999, a decrease of $3,000, or .1%. This was principally the result of completion of clinical trials for the Vascular Access Graft as well as an increase in production efficiency for biomaterials. These reductions were partially offset by the addition of production costs for the new TPH BioMaterials product line.

Selling, General and Administrative Expense

      Selling, general and administrative expense consists primarily of employment related costs for executive, selling and administrative personnel, professional fees, consulting fees, system support costs and other general and administrative expenses. Selling, general and administrative expense for the fiscal year ended March 31, 2000 was $2,875,000, compared to $1,313,000 for the fiscal year ended March 31, 1999 an increase of $1,562,000 or 119%. Included in fiscal 2000 selling, general and administrative expense is a non-cash charge of $1,136,000 representing the value of options granted to a consulting firm. The value of the options was determined using the Black Scholes valuation model. Excluding the charge for the options granted to consultants, selling, general and administrative expense increased $426,000 or 32% in fiscal 2000 as compared to fiscal 1999. This increase is primarily due to marketing costs of the vascular graft of $203,000, higher depreciation and amortization of $74,000, outside consultants of $72,000 and salary and benefits costs of $210,000. These costs were offset by lower legal and professional fees of $21,000, and building costs of $52,000.

Interest Expense, net

      Interest expense, net for the fiscal year ended March 31, 2000 was net expense of $155,000 compared to net expense of $111,000 for the fiscal year ended March 31, 1999, an increase in net expense of $44,000. The increase primarily resulted from interest expense of $211,000 on the senior notes and the Freemedic loan. Interest expense for the fiscal year ended March 31, 2000 was offset by interest income of $56,000 earned on excess cash during the period. Interest income in fiscal 2000 decreased by $45,000 or 45% when compared to fiscal 1999 due primarily to a reduction in available funds to invest in interest bearing accounts.

Net Loss

      Net loss for the fiscal year ended March 31, 2000 was $3,814,000 compared to $2,625,000 for the fiscal year ended March 31, 1999, an increase in net loss of $1,189,000 or 45%. Approximately $1,136,000 of this increase was due to a non-cash charge for options granted to a consultant. Excluding the non-cash charge for options granted to the consultants, the Company's net loss in fiscal 2000, increased $53,000 or 2% when compared to the Company's net loss in fiscal 1999. This increase in net loss is primarily attributable to the marketing campaign for the Vascular Access Graft in Europe as well as the ramp up of production costs as previously described. Net loss per share for the fiscal year ended March 31, 2000 was $0.58 as compared to $0.55 per share for the fiscal year ended March 31, 1999.

Liquidity and Capital Resources

            The Company recognized a net decrease in cash and cash equivalents for the year ended March 31, 2000 of $599,000. Operating activities used cash of $2,322,000 during the fiscal year ended March 31, 2000, compared to $2,119,000 for the fiscal year ended March 31, 1999. The principal uses of cash for operating activities for the fiscal year ended March 31, 2000, were to fund a net loss of $3,814,000, offset by a non-cash consulting expense of $1,136,000, and also offset in part by increases in accounts payable of $125,000. Investing activities used cash of $418,000 for the year ended March 31, 2000, as compared to $367,000 for the year ended March 31, 1999, and is primarily attributable to the acquisition of Tyndale Plains-Hunter, Ltd. Financing activities provided cash of $2,136,000 for the year ended March 31, 2000, as compared to $2,666,000 for the year ended March 31, 1999, and is primarily attributable to cash proceeds received on the issuance of common stock related to the exercise of outstanding warrants. Cash and cash equivalents amounted to $1,793,000 at March 31, 2000 as compared to $2,392,000 at March 31, 1999, a decrease of $599,000 or
25%.

      CardioTech's future growth will depend on its ability to raise capital to support research and development activities and to market and sell its vascular graft technology. Through March 31, 2000, CardioTech began to generate revenues from the sale of vascular grafts and continued to generate revenues relating to biomaterial sales and the NIH research. Since March 31, 1999, the Company began distribution and commercial sales of its Vasculink Vascular Access Graft in Europe. The Company has distributors in Spain, Italy, Germany, France, Sweden, and the Benelux countries.

      Since the Company's inception, funding has come from PMI of approximately $4,000,000, senior notes in the principle amount of $2,000,000, the loan from Freemedic in the amount of (GBP) (pound)360,000, (approximately $575,000), the sale of $500,000 in preferred stock; and the sale of 1,866,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock, netting approximately $3,233,000 in cash as of March 31, 2000 (See Note I and J to the Notes to Consolidated Financial Statements.) The Company anticipates that operating losses will continue to be incurred until product sales and/or royalty payments generate sufficient revenue to fund its continuing operations.

      CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech's development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

      As of March 31, 2000, CardioTech was conducting its operations with approximately $1,793,000 in cash. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

      On September 24, 1999, the Company issued a 7% Convertible Senior Note in the amount of $340,000 to Dresdner Kleinwort Benson Private Equity Partners LP, on terms similar to and as an amendment to the Note Purchase Agreement, as amended, dated March 31, 1998.

      During the fiscal year ended March 31, 2000, warrants to purchase 969,000 shares of the Company's common stock were exercised, resulting in cash proceeds of approximately $1,451,000 to CardioTech. Subsequent to March 31, 2000, warrants to purchase an additional 54,500 shares of the Company's common stock were exercised resulting in additional cash proceeds of $85,000. On March 1, 2000, in connection with the exercise of the warrants, CardioTech granted to Fechtor, Detwiler & Co., Inc. and certain of its employees, warrants to purchase an additional 200,000 shares of the Company's common stock at an exercise price of $1.88 per share (the closing price of the shares on the date of the agreement). The warrants have an expiration date of March 5, 2005.

      On July 16, 1999, CardioTech completed the acquisition of Tyndale Plains-Hunter, Ltd. ("TPH"), a New Jersey corporation, pursuant to an Agreement and Plan of Merger, dated as of May 25, 1999 (the "Merger Agreement"), by and among CardioTech; CardioTech Acquisition Corp. ("Acquisition Sub"), a Delaware corporation and a wholly-owned subsidiary of CardioTech; and TPH. TPH manufactures hydrophilic polyurethanes, which are used to provide permanent lubricity to the surface of medical devices, improve blood compatibility and act as drug delivery systems. The hydrophilic polyurethanes manufactured by TPH are also used in personal care products including hair and skin creams. CardioTech intends to continue to use the assets and technology of TPH to manufacture hydrophilic polyurethanes and incorporate such technologies into the Company's medical devices.

      TPH merged with and into Acquisition Sub (the "Merger"), with Acquisition Sub surviving the Merger and remaining a wholly owned subsidiary of CardioTech. Each share of TPH common stock was (i) converted into the right to receive 0.24 of a share of CardioTech common stock and (ii) exchanged for additional cash consideration. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock (valued at $1.625 per share per the closing price on the date of the signing of the letter of intent) and cash of $350,000. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In November 1999, $50,000 was released from escrow and distributed to shareholders. The remaining $50,000 will be distributed from the escrow account on August 15, 2000 if no indemnifiable loss claims are delivered by the Company before that date. In connection with this transaction, the Company assumed liabilities of approximately $178,000 and incurred acquisition costs of approximately $78,000. The excess of the purchase price over the net assets is approximately $1,082,000 and has been allocated to goodwill. The transaction has been recorded in accordance with the purchase method of accounting. At March 31, 2000, other assets include goodwill of $920,000, which is net of amortization of $162,000 for the year ended March 31, 2000. The consolidated statements of operations and cash flows for the year ended March 31, 2000 include the results of operations and cash flows of the acquired business from June 30, 1999 through March 31, 2000.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of a gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Forward Looking Statements

      The Company believes that this Form 10-KSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements such as (i) the expected performance of its grafts, including their needle-hole-sealing-capability, (ii) the expected size of the market for the Company's products in development, (iii) the Company's ability to manufacture grafts that taper, (iv) HydroThane's bacterial resistance, clot resistance, and biocompatibility, (v) the sufficiency of the Company's liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

Item 7. Financial Statements                                            Page

The following documents are filed as part of this report on Form 10-KSB

Report of Independent Certified Public Accountants                     F-1

Report of Independent Accountants                                      F-2

Consolidated Balance Sheet at March 31, 2000                           F-3

Consolidated Statements of Operations for the years ended
   March 31, 2000 and 1999                                             F-4

Consolidated  Statements of Stockholders' Equity (Deficit) for
   the years ended March 31, 2000 and 1999                             F-5

Consolidated Statements of Cash Flows for the years ended
   March 31, 2000 and 1999                                             F-6

Notes to Consolidated Financial Statements                             F-7 - F20

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On December 1, 1999, CardioTech International, Inc. (the "Company"), with the approval of the Company's Audit Committee and Board of Directors, dismissed its independent accountants, PricewaterhouseCoopers LLP ("PWC"). During the years ended March 31, 1999 and 1998, and the subsequent interim period through December 1, 1999 (the date of PWC's dismissal as the Company's independent accountants), (i) there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such years and (ii) there were no "reportable events" as described in Items 304(a)(1)(iv) of Regulation S-K. The independent accountant's report of PWC on the Company's consolidated financial statements for the year ended March 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The independent accountant's report of PWC on the Company's consolidated financial statements for the year ended March 31, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the independent accountant's report of PWC on the Company's consolidated financial statements for the year ended March 31, 1999 was modified as to a going concern uncertainty to which the Company concurred without objection.

      The registrant requested that PWC furnish it with a letter addressed to the Security and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter dated December 7, 1999 was filed as
Exhibit 16 to Form 8K.

      On December 6, 1999, the Company appointed, with the approval of the Company's Audit Committee and Board of Directors, the firm of BDO Seidman, LLP as its independent accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information required by this item will be set forth in the sections entitled "Management" and "Section 16(a) Beneficial Ownership, Reporting, and Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 2000 and to be filed with the Securities and Exchange Commission not later than August 3, 2000, and is incorporated herein by this reference.

Item 10. Executive Compensation

      The information required by this item will be set forth under the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 2000 and to be filed with the Securities and Exchange Commission not later than August 3, 2000, and is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be set forth in the sections entitled "Share Ownership" in the Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 2000 and to be filed with the Securities and Exchange Commission not later than August 3, 2000, and is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

      The information required by this item will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 2000 and to be filed with the Securities and Exchange Commission not later than August 3, 2000, and is incorporated herein by this reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB

      (a)   The following are filed as part of this Form 10-KSB:

      (1) Financial Statements: For a list of financial statements which are filed as part of this Form 10-KSB, See Page 14

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

      2.1 Agreement and Plan of Merger dated as of May 25, 1999, by and among CardioTech International, Inc., CardioTech Acquisition Corp. and Tyndale Plains-Hunter, Ltd.

      3.1. Articles of Incorporation were filed as Exhibit 3.1 of the Form 10 and are incorporated herein by reference.

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

      3.2 Bylaws were filed as Exhibit 3.2 of the Form 10 and are 3.2 incorporated herein by reference.

      10.1 Amended and Restated Common Stock Subscription Agreement between PMI and CardioTech, dated May 9, 1996, was filed as Exhibit 10.1 of the Form 10 and is incorporated herein by reference.

      10.2 Tax Matters Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.

      10.3 Amended and Restated License Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the 10.3 Form 10 and is incorporated herein by reference.

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

      10.21 Form of Warrant Agreement by and among CardioTech, Fechtor, Detwiler, & Co., Inc. and certain Fechtor, Detwiler, & Co., Inc. employees on March 15, 2000.

      21    Subsidiaries of CardioTech

      23    Consent of BDO Seidman, LLP, Independent Certified Public
            Accountants

      23.2  Consent of PricewaterhouseCoopers LLP

      27    Financial Data Schedule

(b)         Reports on Form 8-K:

            Current Report on Form 8-K dated January 13, 2000 related to resignation of board members.

Copies of these exhibits are available for a reasonable fee upon written request to the Company at its corporate headquarters: CardioTech International, Inc., 78-E Olympia Avenue, Woburn, MA 01801. ATTN: Pam McCarthy

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheet of CardioTech International, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of CardioTech International, Inc. and subsidiaries at March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            BDO Seidman, LLP

Boston, Massachusetts
July 11, 2000

                        Report of Independent Accountants

To the Board of Directors and Stockholders of CardioTech International, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

                                                     PricewaterhouseCoopers LLP
Boston, Massachusetts

May 25, 1999, except as to the information presented in the fourth paragraph of
Note I, for which the date is June 25, 1999

                   CARDIOTECH INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEET

                                                                March 31, 2000
                                                               ----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                    $   1,793,000
  Accounts receivable -- trade                                       102,000
  Accounts receivable -- other                                       343,000
  Inventory                                                          135,000
  Prepaid expenses                                                    53,000
                                                                -------------
    Total Current Assets                                           2,426,000

Property and equipment, net                                          535,000
Other non-current assets                                           1,203,000
                                                                -------------

Total Assets                                                   $   4,164,000
                                                                =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                             $     654,000
  Accrued expenses                                                   608,000
  15% convertible subordinated notes due 2000                        575,000
                                                                -------------
    Total Current Liabilities                                      1,837,000

Long-term Obligations:
  7% convertible senior notes due 2003                             2,259,000
                                                                -------------

    Total Liabilities                                              4,096,000
                                                                -------------

Commitments and contigencies

Stockholders' Equity:
  Common stock, $.01 par value, 20,000,000 shares
      authorized, 8,099,067 issued and outstanding                    81,000
  Additional paid-in capital                                      14,092,000
  Accumulated deficit                                            (13,931,000)
  Notes receivable from officers                                    (150,000)
  Accumulated other comprehensive loss                               (24,000)
                                                                -------------
    Total Stockholders' Equity                                        68,000
                                                                -------------

    Total Liabilities and Stockholders' Equity                 $   4,164,000
                                                                =============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended March 31,
                                                           2000                   1999
                                                   -------------------     ------------------
Revenue (Including product sales of $493,000 and
$262,000, respectively)                              $       1,497,000      $      1,083,000
                                                      -----------------      ----------------

Operating Expenses
 Cost of Materials                                             201,000               142,000
 Research and development                                    2,080,000             2,142,000
 Selling, general and administrative                         2,875,000             1,313,000
                                                      -----------------      ----------------

Total Operating Expenses                                     5,156,000             3,597,000
                                                      -----------------      ----------------

Loss from Operations                                        (3,659,000)           (2,514,000)
                                                      -----------------      ----------------

Interest Income and Expense
 Interest expense                                             (211,000)             (212,000)
 Interest income                                                56,000               101,000
                                                      -----------------      ----------------
Interest Expense, Net                                         (155,000)             (111,000)
                                                      -----------------      ----------------

Net Loss                                             $      (3,814,000)     $     (2,625,000)
                                                      =================      ================

Other Comprehensive Income (Loss):
Foreign currency translation adjustment                        (12,000)              (12,000)
                                                      -----------------      ----------------

Comprehensive loss                                   $      (3,826,000)     $     (2,637,000)
                                                      =================      ================

Net loss per common share basic and diluted          $           (0.58)     $          (0.55)
                                                      =================      ================

Shares used in computing net loss per common share,
basic and diluted                                            6,541,545             4,814,823
                                                      =================      ================

The accompanying notes are an integral part of these consolidated financial statements.

                         CardioTech International, Inc.
                   Statement of Stockholders' Equity (Deficit)
                   For the Years Ended March 31, 2000 and 1999

                                                        Common Stock
                                                   ---------------------   Additional
                                                         Number of           Paid-In       Accumulated
                                                     Shares       Amount     Capital         Deficit
                                                   ----------------------------------------------------
Balance at March 31, 1998                           4,272,916   $ 43,000   $  8,232,000   $ (7,495,000)

    Private placement of common stock, net
    of issuance costs                               1,866,000     18,000      1,919,000
    Note receivable from officer
    Net loss                                                                                (2,625,000)
    Effect of cumulative translation
    adjustment                                                                                   3,000
                                                    ---------   --------   ------------    -----------

Balance at March 31, 1999                           6,138,916     61,000     10,151,000    (10,117,000)

    Conversion of convertible preferred               353,123      4,000        496,000
    shares to common stock
    Issuance of common stock in connection
    with purchase of a business                       446,153      4,000        721,000
    Exercise of stock options                         191,875      2,000        129,000
    Exercise of stock warrants                        969,000     10,000      1,459,000
    Fair value of options granted to consultant                               1,136,000
    Payment of officer note
    Net loss                                                                                (3,814,000)
    Effect of cumulative translation
    adjustment
                                                    ---------   --------   ------------    -----------

Balance at March 31, 2000                           8,099,067   $ 81,000   $ 14,092,000    (13,931,000)
                                                   ==========   ========   ============  =============

                                                 Notes                                 Total
                                               Receivable        Accumulated       Stockholders'
                                                 from        Other Comprehensive      Equity
                                               Officers        Income (Loss)        (Deficit)
                                              ---------------------------------------------------
Balance at March 31, 1998                  $                $     3,000           $    783,000

    Private placement of common stock, net
    of issuance costs                                                                 1,937,000
    Note receivable from officer              (200,000)                                (200,000)
    Net loss                                                                         (2,625,000)
    Effect of cumulative translation
    adjustment                                                  (15,000)                (12,000)
                                              --------           ------               ---------

Balance at March 31, 1999                     (200,000)         (12,000)               (117,000)

    Conversion of convertible preferred                                                 500,000
    shares to common stock
    Issuance of common stock in connection
    with purchase of a business                                                         725,000
    Exercise of stock options                                                           131,000
    Exercise of stock warrants                                                        1,469,000
    Fair value of options granted to
    consultant                                                                        1,136,000
    Payment of officer note                     50,000                                   50,000
    Net loss                                                                         (3,814,000)
    Effect of cumulative translation
    adjustment                                                  (12,000)                (12,000)
                                              --------           ------               ---------

Balance at March 31, 2000                  $  (150,000)     $   (24,000)          $      68,000
                                            ==========       ==========            ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Years Ended March 31,
                                                                2000                 1999
                                                           --------------       ---------------
Cash flows from operating activities:
 Net Loss                                                 $    (3,814,000)     $     (2,625,000)
 Adjustments to reconcile net loss to net
  cash flows used by operating activities:
  Fair value of options granted to consultant                   1,136,000                    --
  Interest paid by issuance of convertible senior notes           140,000               119,000
  Loss on disposal of property and equipment                           --                 1,000
  Depreciation and amortization                                   353,000               118,000
  Changes in assets and liabilities:
   Accounts receivable                                            (71,000)               (1,000)
   Inventory                                                     (112,000)                   --
   Prepaid expenses                                                 3,000               (30,000)
   Other assets                                                   (71,000)              (40,000)
   Accounts payable                                               125,000               356,000
   Accrued expenses                                               (11,000)              (17,000)
                                                          ---------------      ----------------
  Net cash used by operating activities                        (2,322,000)           (2,119,000)
                                                          ---------------      ----------------

Cash flows from investing activities:
  Purchase of property and equipment                              (91,000)             (367,000)
  Acquisition of Tyndale Plains-Hunter, net                      (327,000)                   --
                                                          ---------------      ----------------
  Net cash used by investing activities                          (418,000)             (367,000)
                                                          ---------------      ----------------

Cash flows from financing activities:
 Net proceeds from issuance of convertible senior notes           486,000               429,000
 Net proceeds from issuance of preferred stock                         --               455,000
 Net proceeds from issuance of common stock                     1,600,000             1,782,000
 Net proceeds from repayment of officer notes                      50,000                    --
                                                          ---------------      ----------------
  Net cash provided by financing activities                     2,136,000             2,666,000
                                                          ---------------      ----------------
  Effect of exchange rate changes on cash
  and cash equivalents                                              5,000               (15,000)
                                                          ---------------      ----------------

  Net increase (decrease) in cash and cash equivalents           (599,000)              165,000

  Cash and cash equivalents at beginning of year               2,392,000             2,227,000
                                                          ---------------      ----------------

  Cash and cash equivalents at end of year                $     1,793,000      $      2,392,000
                                                          ===============      ================

Supplemental Disclosure of Cash Flow Information:

 Common stock issued in connection with acquisition      $        725,000      $             --
 Conversion of preferred stock                                    500,000                    --
 Issuance of notes receivable from officers                            --              (200,000)

  The accompanying notes are an integral part of these consolidated financial statements.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business:

      CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic. The Company is headquartered in Massachusetts and operates from manufacturing and laboratory facilities located in Massachusetts, New Jersey, and the United Kingdom.

A. Summary of Significant Accounting Policies:

Basis of Presentation

      CardioTech was incorporated in March 1993. CardioTech and CardioTech International, Ltd. ("CTI") were spun off of PolyMedica Industries, Inc. ("PMI") in June 1996. CardioTech Acquisition Corp was incorporated in April 1999.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

      Cash and Cash Equivalents include cash on hand, demand deposits and short term investments with original maturities of three months or less. Cash equivalents represent a deposit in a money market account of $1,341,000.

Accounts Receivable - Other

      Accounts Receivable - Other principally consist of revenue receivable from research and development work completed on National Institute of Health Small Business Innovative Research Grants and royalty income receivable.

Revenue and License and Royalties

      Revenue is generated in connection with the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices as well as sales of Vascular Access Grafts. The Company also receives

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

      During the years ended March 31, 2000 and 1999 the Company earned revenue from two Small Business Innovation Research (SBIR) grants, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized in accordance with the grant either ratably over the term of the grant or on a percentage of completion basis.

Research and Development Expense

      Research and development expense is charged to expense as incurred.

Foreign Currency Translation

      In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign subsidiary are translated into US dollars using current exchange rates at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in a separate component of Stockholders' Equity (Deficit). Transaction gains and losses are recorded in the Consolidated Statements of Operations.

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

Inventory

      Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market, and is made up of Raw Materials, Work in Process, and Finished Goods of $53,000, $17,000, and $65,000, respectively.

Basic and Diluted Earnings Per Share

      Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

      Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares also result from the assumed conversion of debt, and convertible Preferred Stock using the "If Converted" method.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Cost

      The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the life of the debt.

Goodwill

      Goodwill costs related to the purchase of Tyndale Plains-Hunter are capitalized and amortized on a straight-line basis over a five-year period.

Long-Lived Assets

      The Company follows the provisions of Statements of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangible to be disposed of.

      The Company reviews the carrying values of its long-lived, identifiable intangible assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of a gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Related Party Transactions

   In December 1998, certain executive officers of the Company purchased in the aggregate 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are with recourse with respect to 25% of the initial principal amount, are secured by the common stock and warrants underlying the units. The principal balance due is shown as Notes Receivable from Officers in stockholders' equity section of the consolidated balance sheet. In March 2000, one $50,000 promissory note, plus accrued interest of $2,700, was paid in full resulting in a remaining principal balance of $150,000.

C. License Agreement

      Polymedica Corporation ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PMI in the implantable devices and materials field (collectively, "PMI Licensed Technology"). PMI, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made or conceived by PMI during the term of the license that related to PMI Licensed Technology and all such inventions will be part of the technology licensed to CardioTech. CardioTech, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to PMI Licensed Technology and all such inventions shall be exclusively licensed to PMI for use by PMI in fields other than the implantable devices and materials field.

D. Property and Equipment:

      Property and equipment at March 31, 2000 consists of the following:

      Laboratory equipment                                    $    684,000
      Furniture, fixtures and office equipment                     154,000
      Leasehold improvements                                       114,000
                                                                -----------
                                                                   952,000
      Less accumulated depreciation                               (417,000)
                                                                 -----------

                                                              $    535,000
                                                                ===========

      Depreciation expense for property and equipment for the fiscal years ended March 31, 2000, and 1999 was approximately $136,000, and $81,000, respectively. During fiscal year 1999, the Company wrote off $37,000 of fully depreciated assets.

E. Accrued Expenses:

      Accrued Expense at March 31, 2000 consists of the following:

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Legal and professional fees                         $      68,000
      Salaries and benefits                                      69,000
      Research and development                                  284,000
      Accrued interest                                          127,000
      Other                                                      60,000
                                                           ------------

                                                          $     608,000
                                                           ============

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F. Income Taxes:

      Loss before income taxes was generated as follows in the years ended March 31:

                                                        2000           1999
                                                    -----------     ------------

      United States                                $(2,740,000)    $ (1,712,000)
      Foreign                                       (1,074,000)        (913,000)
                                                    -----------     ------------

                                                   $(3,814,000)    $ (2,625,000)
                                                    ===========     ============

      Reconciliation between the Company's effective tax rate and the United States statutory rate is as follows:

                                                        2000           1999
                                                      --------       --------

      Expected federal tax rate                        -34.00%        -34.00%
      State income taxes, net of federal tax benefit    -4.50%         -4.10%
      Change in valuation allowance                     36.50%         35.10%
      Other                                             -0.80%          0.20%
      Foreign tax rate differential                      2.80%          2.80%

      Effective tax rate                                 0.00%          0.00%

      A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of these assets. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2000:

      Deferred Tax Assets:

      Net operating loss carryforwards                          $   3,704,000
      Tax credits                                                      30,000
      Other                                                             6,000

                                                                 ------------
                                                                $   3,740,000
                                                                 ============

      Deferred Tax Liability:

      Depreciation                                              $      25,000
                                                                 ------------

      Valuation Allowance                                          (3,715,000)

                                                                 ------------
      Net Deferred Tax Asset                                    $          --
                                                                 ============

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of March 31, 2000, the Company had Federal net operating loss carryforwards of approximately $6,840,000 available to offset future taxable income that begin to expire in 2010. The Company has Foreign net operating loss carryforwards of approximately $3,200,000.

G. Major Customers

      Customers comprising more than 10% of CardioTech's Revenues for the years ended March 31 are shown as follows:

                                                2000                   1999
                                            -------------         ------------

      Customer A                                     41%                  52%
      Customer B                                                          21%

H. Lease Commitments:

      The Company leases offices, laboratory and manufacturing space under non-cancelable operating leases. Future minimum lease payments are as follows:

      Year Ending March 31:

      2001                                                $      263,000
      2002                                                       263,000
      2003                                                       226,000
      2004                                                       154,000
                                                           -------------

                                                          $      906,000
                                                           =============

      Rent expense for operating leases was $240,000, and $215,000 for the years ended March 31, 2000 and 1999, respectively.

I. Long Term Obligations:

7% Convertible Senior Notes due 2003

      On March 31, 1998, the Company issued $1,660,000 of 7% Convertible Senior Notes (the "Senior Notes") with a maturity date of March 20, 2003 to Dresdner Kleinwort Benson Private Partners LP ("DKB"). Interest accrues annually and is payable quarterly in cash and/or additional Senior Notes at the option of DKB.

      On September 24, 1999, the Company issued a 7% Convertible Senior Note ("the Note") in the amount of $340,000 to DKB, on terms similar to and as an amendment to the Note Purchase Agreement, as amended, dated March 31, 1998.

      For the year ended March 31, 2000, accrued interest on the Senior Notes amounted to $140,000. This accrued interest was converted into additional senior notes at the election of DKB. The principal balance of Senior Notes outstanding as of March 31, 2000 was $2,259,000.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Prior to maturity, the Senior Notes are redeemable by the Company at a premium, which ranges from 105% to 100% of principal. Should the Company elect to redeem the Senior Notes in the first year, DKB may elect to convert the Senior Notes into shares of common stock at a conversion price equal to .87 (increasing each of the following years) times the lower of (i) the conversion price or (ii) the market price. Upon the occurrence of a change of control, DKB may require the Company to repurchase the Senior Notes at a premium in accordance with the formula in the preceding two sentences. At maturity, and under certain conditions, the Company may repay the Senior Notes, plus accrued interest, by converting them, in whole or in part, into common stock of the Company at the conversion price.

      In connection with the Senior Notes, DKB has certain Board representation rights. As long as the Senior Notes are outstanding, CardioTech must nominate one representative of DKB for election to CardioTech's Board of Directors. If elected, the DKB Director must also be a member of CardioTech's Executive, Compensation and Nominating Committees. The failure of CardioTech to nominate a representative of DKB, or the failure of each of CardioTech's officers and directors who hold common stock to vote in favor of such representative, constitutes an event of default under the Notes.

      Furthermore, as long as DKB holds Senior Notes that are convertible into at least 10% of the common stock issuable, pursuant to all of the Senior Notes and Preferred Stock, neither CardioTech nor CTI shall, without prior written consent of DKB; create any encumbrances on its properties; incur any additional debt, other than the existing debt, in excess of $150,000; merge into or consolidate with any other company; sell any of its assets for less than fair market value; make any investments other than those in which the consideration is less than $50,000; make any capital expenditures in one or a series of related transactions in excess of $50,000; make any expenditures for services in excess of $100,000; declare or pay any dividends or certain other specified distributions to its stockholders; incur any debt senior to the Senior Notes; amend its Articles of Organization or By-laws in a manner that would adversely affect the rights of the holders of the Senior Notes or the Preferred Stock; issue equity securities of equal or superior rank, other than common stock or the Preferred Stock; enter into any material agreement with provisions conflicting with CardioTech's agreements with DKB; create any subsidiaries which could not be consolidated with CardioTech for accounting purposes; or allow CardioTech's stockholders' equity plus $1,660,000 (the initial amount of the Senior Notes) to be less than $750,000.

In addition, certain financial and other covenants exist, including, but not limited to, maintenance of working capital and positive net worth, maintenance of share listing on the AMEX (or other acceptable national exchange), and receipt of an unqualified audit opinion without a going concern emphasis of matter paragraph from independent public accountants. Since a "going concern" paragraph was included in the audit opinion on the financial statements for the period ending March 31,1999, DKB may have demanded immediate payment of the amounts due under the Senior Notes and Preferred Stock (See Note J), plus accrued interest and dividends. In addition, actions taken by DKB may have resulted in a default under the loan agreement with Freemedic PLC ("Freemedic"). However, on June 25, 1999, the Company received a waiver of the default relating to the "going concern" paragraph through the earlier of a new audit opinion or June 30, 2000. On July 11, 2000 the Company received an extension of this waiver through the earlier of a new audit opinion or July 15, 2000.

      The Company has pledged a life insurance policy on the life of the Chief Executive Officer and all of the common stock of the Company's wholly-owned subsidiary, CTI, to secure the repayment of the Senior Notes.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15% Convertible Loan

      On April 1, 1998, the Company's wholly-owned subsidiary, CTI, signed a collaborative research and development agreement with the Royal Free Hospital School of Medicine ("Royal Free Hospital"). This research and development is funded by a loan of (pound)253,000 ($420,000) from Freemedic PLC (" Freemedic"), a subsidiary of the Royal Free Hospital, to CTI. The loan accrues interest at a rate of 15% per annum and was due and payable on April 1, 2000.

      The Convertible loan was convertible, at Freemedic's option, into the Company's common stock at a conversion price of $3.70 per share from April 1, 1998 until March 20, 2000. During this same period, the convertible loan was also convertible at the Company's option into common stock of the Company at $3.70, provided that the market price for the Company's common stock exceeds $3.70, from the day that the Company gives notice of such conversion until seven business days thereafter. The Convertible loan is secured by a pledge of all the assets of CTI and is guaranteed by the Company.

      In March 2000, CardioTech and Freemedic PLC entered into a new agreement whereby Freemedic released (pound)107,000 ($171,000) to CTI for working capital needs and paid outstanding invoices to the Royal Free Hospital School of Medicine related to the research and development. This agreement is under the same terms as the previous agreement and brings the total loan balance to (pound)360,000 ($575,000) at March 31, 2000. Freemedic also agreed to extend the term of the note to a term as yet to be determined. As of March 31, 2000, the entire loan balance is classified as current.

J. Convertible Preferred Stock and Stockholders' Equity

   Convertible Preferred Stock

      On November 12, 1998, the Company issued 500,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to DKB, on substantially the same terms as the Senior Notes, in consideration for $500,000. This additional financing was a result of the Company meeting certain milestones pursuant to the terms of the Senior Notes.

      On March 31, 2000, all of the 500,000 shares of Preferred Stock were converted into 353,123 shares of the Company's common stock at a price of $1.5842.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      During the fiscal year ended March 31, 2000, warrants representing 969,000 shares of the Company's common stock were exercised, resulting in cash proceeds of approximately $1,469,000 to CardioTech. Subsequent to March 31, 2000, an additional 54,500 shares of common stock pursuant to the warrants were exercised resulting in additional cash proceeds of $85,000. In connection with the exercise of the warrants, the Company, granted to the placement agent and certain of its employees, warrants to purchase an additional 200,000 shares of the Company's common stock at an exercise price of $1.88 per share (the closing price of the shares on the date of the agreement). The warrants have an expiration date of March 5, 2005. In connection with the purchase of Tyndale Plains-Hunter, Ltd. (See Note K), the Company issued 446,153 shares of common stock. In connection with the exercise of stock options, the Company issued 191,875 shares of common stock, resulting in cash proceeds of $131,000.

      The principal balance of the promissory notes issued by the Company's executives for shares of the Company's stock is payable on December 15, 2003. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. The promissory notes, which are with recourse with respect to 25% of the initial principal balance, are secured by the common stock and warrants underlying the Units. Interest in the amount of $9,000 was accrued as of March 31, 2000. In March 2000, one $50,000 promissory note and accrued interest of $2,700 was paid in full, resulting in a remaining principal balance of $150,000.

      In connection with the transaction in which the Company was spun-off from PolyMedica, the Company issued warrants (the "Hancock Warrants") to John Hancock Mutual Life Insurance Company to purchase up to 255,100 shares of common stock at $3.70 per share. The Hancock Warrants were exercisable beginning on June 19, 1996 and expired on January 31, 2000.

      The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on February 12, 1999, as amended on April 5, 1999, for the purposes of registering 3,732,000 shares. The shares offered pursuant to this Form S-3 were issued by the Company in connection with the private placement of 1,866,000 units, consisting of 1,866,000 shares of the Company's common stock and warrants to purchase an additional 1,866,000 shares of common stock. This registration statement provided for the registration of 1,706,000 shares of the common stock and 1,706,000 shares of the common stock underlying the warrants issued to the selling stockholders and 170,600 shares of the common stock underlying the warrants issued to the placement agent.

K. Acquisitions

      On July 16, 1999, CardioTech completed the acquisition of Tyndale Plains-Hunter, Ltd. ("TPH"), a New Jersey corporation, pursuant to an Agreement and Plan of Merger, dated as of May 25, 1999 (the "Merger Agreement"), by and among CardioTech; CardioTech Acquisition Corp. ("Acquisition Sub"), a Delaware

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporation and a wholly-owned subsidiary of CardioTech; and TPH. TPH manufactures hydrophilic polyurethanes, which are used to provide permanent lubricity to the surface of medical devices, improve blood compatibility and act as drug delivery systems. The hydrophilic polyurethanes manufactured by TPH are also used in personal care products including hair and skin creams. CardioTech intends to continue to use the assets and technology of TPH to manufacture hydrophilic polyurethanes and incorporate such technologies into the Company's medical devices.

      TPH merged with and into Acquisition Sub (the "Merger"), with Acquisition Sub surviving the Merger and remaining a wholly-owned subsidiary of CardioTech. Each share of TPH common stock was (i) converted into the right to receive 0.24 of a share of CardioTech common stock and (ii) exchanged for additional cash consideration. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock valued at $725,000 ($1.625 per share) and cash of $350,000. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In connection with this transaction, the Company assumed liabilities of approximately $178,000 and incurred acquisition costs of approximately $78,000. The excess of the purchase price over the net assets is approximately $1,082,000 and has been allocated to goodwill. The transaction has been recorded in accordance with the purchase method of accounting. At March 31, 2000, other assets include goodwill of $920,000, which is net of amortization of $162,000 for the year ended March 31, 2000. The consolidated statements of operations and cash flows for the year ended March 31, 2000 include the results of operations and cash flows of the acquired business from June 30, 1999 through March 31, 2000.

      The unaudited pro forma results of operations of the Company and acquired business for the years ended March 31, 2000 and 1999, assuming the acquisition had occurred on April 1, 1998, and after giving effect to certain pro forma adjustments, are as follows:

                                                2000               1999
                                            -------------      -------------

      Revenues                             $   1,638,000      $   1,700,000
                                            =============      =============

      Net loss                             $  (3,849,000)     $  (2,188,000)
                                            =============      =============

      Loss per share                       $       (0.59)     $       (0.42)
                                            =============      =============


L. Enterprise and Related Geographic Information:

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

                CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                2000              1999
                                            -------------     -------------
      Net Sales:
         Domestic                          $   1,430,000     $   1,027,000
         Europe                                   67,000            56,000
                                            -------------     -------------

                                           $   1,497,000     $   1,083,000
                                            =============     =============

      Net Loss:
         Domestic                          $  (2,740,000)    $  (1,712,000)
         Europe                               (1,074,000)         (913,000)
                                            -------------     -------------

                                           $  (3,814,000)    $  (2,625,000)
                                            =============     =============

      Total Assets:
         Domestic                          $   3,713,000     $   2,741,000
         Europe                                  451,000           786,000
                                            -------------     -------------

                                           $   4,164,000     $   3,527,000
                                            =============     =============

      Long Lived Assets, net:
         Domestic                          $   1,442,000     $     504,000
         Europe                                  296,000           186,000

                                            -------------     -------------
                                           $   1,738,000     $     690,000
                                            =============     =============

M. Supplemental Disclosures for Stock-Based Compensation:

      CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of 3,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan the exercise price may be less than the fair market value of the at the time of the grant (but not less than par value). During fiscal 2000, the Company issued options to a consulting firm to purchase 700,000 shares of common stock which were valued using the Black Scholes Model. The fair value of the options granted of $1,136,000 was recorded as consulting expense and is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

                CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Activity under the Plans for the years ended March 31, 2000 and 1999 are as follows:

                                                Number       Weighted average
                                              of Shares       exercise price
                                             ----------       -------------
      Outstanding March 31, 1998                956,022          $   1.98
        Granted                                 596,896              1.53
        Cancelled                               (49,529)             1.88
        Exercised                                    --
                                             ----------          --------
      Outstanding March 31, 1999              1,503,389          $   1.81
                                             ==========          ========
        Granted                               1,266,414              2.13
        Cancelled                              (196,500)             2.01
        Exercised                              (191,875)             1.31
                                             ----------          --------
      Outstanding March 31, 2000              2,381,428          $   2.06
                                             ==========          ========

      Summarized information about stock options outstanding at March 31, 2000 is as follows:

                                                                     Exercisable
                                  Weighted                  ----------------------------
                                   Average     Weighted                         Weighted
                    Number of     Remaining     Average                         Average
    Range of         Options     Contractural  Exercise       Number of         Exercise
Exercise Prices    Outstanding      Life         Price         Options           Price
---------------    ------------     ----         -----         -------           -----
$0.50 - $0.88       417,287           9.5       $0.62            128,912          $0.71
-------------------------------------------------------------------------------------------
$1.06 - $1.69       200,938           8.9       $1.31             80,615          $1.27
-------------------------------------------------------------------------------------------
$1.75 - $2.40     1,229,326           7.5       $2.00          1,135,450          $2.01
-------------------------------------------------------------------------------------------
$2.56 - $3.38       133,877           9.8       $3.12             44,610          $2.98
-------------------------------------------------------------------------------------------
        $3.80       400,000           9.9       $3.80            400,000          $3.80
-------------------------------------------------------------------------------------------

$0.50 - $3.80     2,381,428           8.5       $2.06          1,789,587          $2.30
-------------------------------------------------------------------------------------------

      Options exercisable at March 31, 2000 and March 31, 1999 were 1,789,587 and 847,345 respectively.

      The fair value of each option granted during the fiscal years 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000            1999
                                              ------------    ------------
      Dividend Yield                             None            None
      Expected volatility                          46.0%           85.0%
      Risk-free interest rate                       5.5%            5.4%
      Expected life                              2 to 10               4

      Weighted average fair value of options granted during:

      2000                                                        $ 1.28
      1999                                                        $ 1.31

                CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Had compensation cost for the Company's stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                                 Net Loss per fully
                                          Net Loss         diluted share
                                         -----------       ------------
      As reported:
      2000                            $  (3,814,000)     $       (0.58)
      1999                               (2,625,000)             (0.55)
      Pro forma:
      2000                               (4,314,000)             (0.66)
      1999                               (3,231,000)             (0.67)

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

                                                 2000               1999
                                              -----------        ----------
      Numerator:
        Net loss                            $ (3,814,000)      $  (2,625,000)

      Denominator:
        Common shares outstanding              6,541,545           4,814,823

      Basic and Diluted EPS                 $      (0.58)      $       (0.55)

      Convertible Debt, Convertible Preferred Stock, Common Stock Warrants to purchase 1,097,000 shares, and 2,121,100, respectively, and Options to purchase 2,381,428 and 1,503,389, respectively shares of common stock outstanding during the periods ended March 31, 2000 and March 31, 1999, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

O. Subsequent Events

      Subsequent to year end, the Company received approximately $14,000 from the exercise of options and $85,000 from the exercise of common stock warrants.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 14, 2000         CardioTech International, Inc.

                              By: /s/ Michael Szycher
                              ------------------------------
                              Michael Szycher
                              Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July 14, 2000         /s/ Michael Szycher
                              -------------------------------
                              Michael Szycher
                              Chairman, Chief Executive Officer
                              (Principal Executive Officer)

Dated:  July 14, 2000         /s/ Michael F. Adams
                              -------------------------------
                              Michael F. Adams
                              Director

Dated:  July 14, 2000         /s/ Michael Barretti
                              -------------------------------
                              Michael Barretti
                              Director

Dated:  July 14, 2000         /s/ Pam McCarthy
                              -------------------------------
                              Pam McCarthy
                              Controller
                             (Principal Accounting Officer)