Form 10QSB
period 2000-06-30
CARDIOTECH INTERNATIONAL INC
filed 2000-08-11
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File No.  0-28034
                                              --------

                         CardioTech International, Inc.
                         -----------------------------
           (Name of small business issuer as specified in its charter)

    Massachusetts                                      04-3186647
    -------------------                                ---------------
    State or other jurisdiction of                     (I.R.S.  Employer
    incorporation or organization                      Identification  No.)

    78 E Olympia Avenue, Woburn, Massachusetts                01801
    ------------------------------------------               -------
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code   (781)  933-4772
                                                         ---------------

The number of shares outstanding of the registrant's class of Common Stock as of August 9, 2000 was 8,470,430. There are 20,822 shares held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                           Page
                                                                           -----
PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements

             Condensed  Consolidated Balance Sheets at
              June 30, 2000, and March 31, 2000                              2

             Condensed  Consolidated Statements of Operations
              for the three months ended June 30, 2000 and 1999              3

             Condensed Consolidated Statements of Cash Flows
              for the three months ended June 30, 2000 and 1999              4

             Notes to Condensed Consolidated Financial Statements            5

Item  2.     Management's Discussion and Analysis of Financial
              Condition  and  Results of Operations                          6

PART  II.    OTHER  INFORMATION

Item  2.     Changes  in  Securities  and  Use  of  Proceeds                 9

Item  4.     Submission of Matters to a Vote of Security Holders             9

Item  6.     Exhibits and Reports on Form 8-K                                9

             Signatures                                                     10


PART  I.  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS


                            CARDIOTECH INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,       MARCH 31,
                                                              2000           2000
                                                          -------------  -------------
                                                           (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                               $  1,553,000   $  1,793,000
  Accounts receivable -- trade                                 156,000        102,000
  Accounts receivable -- other                                 299,000        343,000
  Inventory                                                    120,000        135,000
  Prepaid expenses                                              40,000         53,000
                                                          -------------  -------------
    Total Current Assets                                     2,168,000      2,426,000

Property and equipment, net                                    513,000        535,000
Other non-current assets                                     1,131,000      1,203,000
                                                          -------------  -------------

Total Assets                                              $  3,812,000   $  4,164,000
                                                          =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                        $    736,000   $    654,000
  Accrued expenses                                             502,000        608,000
 15% convertible subordinated notes due 2000                   546,000        575,000
                                                          -------------  -------------
    Total Current Liabilities                                1,784,000      1,837,000

7% Convertible senior notes due 2003                         2,299,000      2,259,000
                                                          -------------  -------------

    Total Liabilities                                        4,083,000      4,096,000
                                                          -------------  -------------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 8,365,430 and 8,099,067 shares
     issued and outstanding at June 30, 2000 and
     March 31, 2000, respectively                               84,000         81,000
  Additional paid-in capital                                14,462,000     14,092,000
  Accumulated deficit                                      (14,389,000)   (13,931,000)
  Subscriptions receivable (Including notes receivable
    from officers and directors of $150,000)                  (381,000)      (150,000)
  Treasury stock, at cost                                      (40,000)             -
  Cumulative translation adjustment                             (7,000)       (24,000)
                                                          -------------  -------------
    Total Stockholders' Equity (Deficit)                      (271,000)        68,000
                                                          -------------  -------------

    Total Liabilities and Stockholders' Equity (Deficit)  $  3,812,000   $  4,164,000
                                                          =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED JUNE 30,
                                                 2000         1999
                                              -----------  -----------
Revenue:
  Product sales                               $  227,000   $   50,000
  Royalties, licenses and grants                 193,000      169,000
                                              -----------  -----------
                                                 420,000      219,000
                                              -----------  -----------

Operating Expenses:
  Cost of materials                              340,000      232,000
  Research and development                       170,000      371,000
  Selling, general and administrative            354,000      501,000
                                              -----------  -----------

Total Operating Expenses                         864,000    1,104,000
                                              -----------  -----------

Loss from Operations                            (444,000)    (885,000)
                                              -----------  -----------

Interest Income and Expense:
  Interest income                                 39,000       25,000
  Interest expense                               (53,000)     (42,000)
                                              -----------  -----------
                                                 (14,000)     (17,000)
                                              -----------  -----------

Net Loss                                        (458,000)    (902,000)

Other Comprehensive Income (Loss):
  Foreign currency translation adjustments        17,000      (34,000)
                                              -----------  -----------

Comprehensive Loss                            $ (441,000)  $ (936,000)
                                              ===========  ===========


Net Loss per Common Share, Basic and Diluted  $    (0.06)  $    (0.15)
                                              ===========  ===========

Shares Used in Computing Net Loss
  per Common Share, Basic and Diluted          8,277,618    6,138,916
                                              ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS
                                                         ENDED JUNE 30,
                                                       2000         1999
                                                   -----------  ------------
Cash flows from operating activities:
  Net loss                                         $ (458,000)  $  (902,000)
  Adjustments to reconcile net loss to net
    cash flows used by operating activities:
    Interest on convertible senior notes               40,000        31,000
    Depreciation and amortization                     100,000        42,000
    Changes in operating assets and liabilities:
      Accounts receivable                             (10,000)      (77,000)
      Inventory                                        15,000             -
      Prepaid expenses                                 13,000       (53,000)
      Other assets                                          -      (112,000)
      Accounts payable                                 82,000       (85,000)
      Accrued expenses                               (106,000)      (31,000)
                                                   -----------  ------------

  Net cash used by operating activities              (324,000)   (1,187,000)
                                                   -----------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                   (8,000)      (33,000)
  Acquisition of Tyndale Plains-Hunter, net                 -      (328,000)
                                                   -----------  ------------

    Net cash used by investing activities              (8,000)     (361,000)
                                                   -----------  ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock          102,000             -
                                                   -----------  ------------

Net cash provided by financing activities             102,000             -
                                                   -----------  ------------

Effect of exchange rate changes on cash
  and cash equivalents                                (10,000)       16,000
                                                   -----------  ------------

Net decrease in cash and cash equivalents            (240,000)   (1,532,000)

Cash and cash equivalents at beginning of period    1,793,000     2,392,000
                                                   -----------  ------------

Cash and cash equivalents at end of period         $1,553,000   $   860,000
                                                   ===========  ============


Supplemental Disclosure of Cash Flow Information:

  Taxes paid                                       $      456   $       456
                                                   ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 2000, included in the Company's Annual Report to shareholders.

2. The Company computes basic and diluted earnings/loss per share ("EPS") in accordance with Statement of Financial Accountings Standards No. 128, Earnings Per Share. Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares have been excluded from the computation of diluted loss per share for all periods presented, as their effect would have been anti-dilutive.

     Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 2,381,428 and 1,308,055 shares of common stock outstanding during the periods ended June 30, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are also used to provide access for patients undergoing hemodialysis treatments. The Company develops layered, microporous small bore vascular grafts. The Company has developed a vascular access graft, called the VascuLink Vascular Access Graft and is developing (i) a peripheral graft, called the MyoLink Peripheral Graft, and (ii) a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft.

     Blood is pumped from the heart throughout the body via arteries. Blood is returned to the heart at relatively low pressure via veins, which have thinner walls than arteries and have check valves which force blood to move in one direction. Because a specific area of the body is often supplied by a single main artery; rupture, severe narrowing or occlusion of the artery supplying blood to that area is likely to cause an undesirable or catastrophic medical outcome.

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

RESULTS  OF  OPERATIONS

     Comparison  for  the  Three  Months  Ended  June  30,  2000  and  1999.

     Revenue for the quarter ended June 30, 2000 was $420,000 compared to $219,000 for the quarter ended June 30, 1999, an increase of $201,000, or 92%. This increase was primarily the result of additional revenue from the Tyndale Plains-Hunter subsidiary for biomaterials sales of $140,000 and license and royalty income of $84,000, as well as increased Vascular Graft sales of $31,000. The increase was partially offset by a decrease in grant revenue of $80,000. Product sales of Biomaterials and Vascular Grafts was $227,000 for the quarter ended June 30, 2000 as compared to $50,000 for the quarter ended June 30, 1999, and increase of $177,000, or 354%.

     Cost of materials for the quarter ended June 30, 2000 was $340,000, compared to $232,000 for the quarter ended June 30, 1999, an increase of $108,000, or 47%. This increase was directly related to the cost of materials of the Tyndale Plains-Hunter subsidiary of $220,000. The increase was partially offset by a decrease in cost of materials related to Vascular Grafts of $19,000 or 37%, and the existing biomaterials line of $94,000 or 52%. The decreases were a result of efficiencies in production lines. Research and development expense for the quarter ended June 30, 2000 was $170,000, compared to $371,000 for the quarter ended June 30, 1999, a decrease of $201,000, or 54%. This decrease was the result of decreased research and development expenses on the Vascular Graft, which were completed in the last fiscal year.

     Selling, general and administrative expense for the quarter ended June 30, 2000 was $354,000, compared to $501,000 for the quarter ended June 30, 1999 or a decrease of $147,000 or 29%. This decrease was primarily due to decreased salaries and employee related costs resulting from headcount reductions in the prior fiscal year. Additionally, the reduction in selling, general and administrative expenses was favorably affected by management's implementation of cost containment measures.

     Net interest expense for the quarter ended June 30, 2000 was $14,000 compared to $17,000 for the quarter ended June 30, 1999. The decrease primarily resulted from an increase in interest income of $14,000 on excess cash held in money market funds, and was partially offset by an increase in interest expense of $11,000 on outstanding loans during the period.

     Net loss for the quarter ended June 30, 2000 was $458,000, compared to $902,000 for the quarter ended June 30, 1999, or a decrease in net loss of $444,000 or 49%. The decrease in net loss is attributable, in part, to the additional revenue from the Tyndale Plains-Hunter subsidiary, the completion of clinical trials on the Vascular Graft, and the implementation of management's cost containment measures. Net loss per share for the quarter ended June 30, 2000 was $0.06 per share as compared to $0.15 per share for the quarter ended
June  30,  1999,  or  a  decrease  in  net  loss  per  share  of  $0.09, or 60%.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $324,000 to fund operations during the three months ended June 30, 2000 compared to $1,187,000 for the three months ended June 30, 1999. The principal uses of funds for the three months ended June 30, 1999 were a net loss of $458,000 and a decrease in accrued expenses of $106,000. The uses of operating cash were offset by a normal increase in payables of $82,00; and the effect of non-cash items that included interest accrued on convertible senior notes of $40,00 and depreciation of $100,000.

     The Company issued a total of 266,363 shares of common stock during the quarter ended June 30, 2000 as a result of the exercise of common stock purchase warrants and employee incentive stock options. As a result of the exercise of warrants to purchase the Company's common stock, the Company received proceeds of $85,000. In addition, the Company received proceeds of $17,000 upon the exercise of employee incentive stock options. The Company has Subscriptions Receivable of $231,000 related to common stock options granted to consultants and directors, which were exercised during the quarter.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology. Through June 30, 2000, CardioTech continued to generate revenues from the sale of vascular grafts, the sale of and royalties earned on biomaterials, and NIH research grants. Since March 31, 1999, the Company began distribution and commercial sales of its Vasculink Vascular Access Graft in Europe. The Company has distributors located in, but not limited to, Spain, Italy, Germany, France, Sweden, and the Benelux countries.

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

     As of June 30, 2000, CardioTech was conducting its operations with approximately $1,553,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

SUBSEQUENT  EVENTS

     Subsequent to the quarter ended June 30, 2000, the Company issued 105,000 shares of its common stock upon the exercise of options granted to consultants and directors. The Company recognized $165,000 in Subscriptions Receivable.

FORWARD-LOOKING  STATEMENTS

     The Company believes that this Form 10-QSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements such as (i) the expected performance of its grafts, including their needle-hole sealing capability, (ii) the expected size of the market for the Company's products that are either commercially available or in development, (iii) the Company's ability to manufacture grafts that taper, (iv) HydroThane's bacterial resistance, clot resistance, and biocompatibility, (v) the sufficiency of the Company's liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

PART  II.  OTHER  INFORMATION

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

           NONE

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

           NONE


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K:

           (A)     Exhibits:

                        Exhibit  27:  Financial  Data  Schedule

           (B)     Reports  on  Form  8-K:

                        None