Form 10QSB/A
period 2000-06-30
CARDIOTECH INTERNATIONAL INC
filed 2000-08-14
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

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


                                     CardioTech  International,  Inc.


                                     /s/  Michael  Szycher
                                     ------------------------------------
                                     Michael  Szycher,  Ph.D.
                                     Chairman and Chief Executive Officer


                                     /s/  David  C.  Volpe
                                     ------------------------------------
                                     David  C.  Volpe
                                     Chief  Financial  Officer
                                     (Principal  Accounting  Officer)


Dated: August 11, 2000