Form 10QSB
period 2000-09-30
CARDIOTECH INTERNATIONAL INC
filed 2000-11-14
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                          Commission File No.  0-28034
                                              --------

                         CardioTech International, Inc.
                         -----------------------------
           (Name of small business issuer as specified in its charter)

            Massachusetts                  04-3186647
    ------------------------------    -------------------
    State or other jurisdiction of     (I.R.S. Employer
    incorporation or organization     Identification No.)

      78 E Olympia Avenue, Woburn, Massachusetts          01801
   ------------------------------------------------     ----------
      (Address of principal executive offices)          (Zip Code)

Registrant's  telephone  number,  including  area  code     (781) 933-4772
                                                            --------------

The number of shares outstanding of the registrant's class of Common Stock as of October 31, 2000 was 8,470,364. No shares were held in treasury.

                               CARDIOTECH INTERNATIONAL, INC.
                                       FORM 10-QSB
                          FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                   TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 2000, and March 31, 2000                                         3

         Condensed Consolidated Statements of Operations for the three months and
           six months ended September 30, 2000 and 1999                                   4

         Condensed Consolidated Statements of Cash Flows for the
           six months ended September 30, 2000 and 1999                                   5

         Notes to Condensed Consolidated Financial Statements                           6-7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           8-11

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                             12

Item 6 - Exhibits and Reports on Form 8-K                                                12

Signatures                                                                               13

PART  I.  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                               CARDIOTECH INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              SEPTEMBER 30,     MARCH 31,
                                                                  2000            2000
                                                             ---------------  -------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $    1,279,000   $  1,793,000
  Accounts receivable -- trade                                      180,000        102,000
  Accounts receivable -- other                                      364,000        343,000
  Inventory                                                         116,000        135,000
  Prepaid expenses                                                  122,000         53,000
                                                             ---------------  -------------
    Total Current Assets                                          2,061,000      2,426,000

Property and equipment, net                                         504,000        535,000
Other non-current assets                                          1,060,000      1,203,000
                                                             ---------------  -------------

    Total Assets                                             $    3,625,000   $  4,164,000
                                                             ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                           $      565,000   $    654,000
  Accrued expenses                                                  539,000        608,000
  15% convertible subordinated notes due 2000                       527,000        575,000
                                                             ---------------  -------------
    Total Current Liabilities                                     1,631,000      1,837,000

Long Term Obligations:
7% convertible senior notes due 2003                              2,339,000      2,259,000
                                                             ---------------  -------------

    Total Liabilities                                             3,970,000      4,096,000
                                                             ---------------  -------------

Commitments and Contingencies

Stockholders' (Deficit) Equity:
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 8,470,364 and 8,099,067 shares issued and
     outstanding at September 30, 2000 and March 31, 2000,
     respectively                                                    85,000         81,000
  Additional paid-in capital                                     14,516,000     14,092,000
  Accumulated deficit                                           (14,818,000)   (13,931,000)
  Notes receivable from officers                                   (150,000)      (150,000)
  Accumulated other comprehensive income (loss)                      22,000        (24,000)
                                                             ---------------  -------------
    Total Stockholders' (Deficit) Equity                           (345,000)        68,000
                                                             ---------------  -------------

    Total Liabilities and Stockholders' (Deficit) Equity     $    3,625,000   $  4,164,000
                                                             ===============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 CARDIOTECH INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                2000         1999         2000          1999
                                             -----------  -----------  -----------  ------------
Revenue:
  Product sales                              $  239,000   $  153,000   $  466,000   $   203,000
  Research grants and contracts                  94,000      139,000      161,000       283,000
  Royalties                                     115,000       89,000      240,000       114,000
                                             -----------  -----------  -----------  ------------
                                                448,000      381,000      867,000       600,000
                                             -----------  -----------  -----------  ------------
Operating Expense:
Cost of sales                                   278,000      194,000      529,000       425,000
Research and development                        111,000      255,000      281,000       626,000
Selling, general and administrative             468,000      556,000      910,000     1,057,000
                                             -----------  -----------  -----------  ------------
                                                857,000    1,005,000    1,720,000     2,108,000

Loss from operations                           (409,000)    (624,000)    (853,000)   (1,508,000)
                                             -----------  -----------  -----------  ------------

Interest Income and Expense:
Interest expense                                (54,000)     (43,000)    (107,000)      (85,000)
Interest income                                  35,000       12,000       74,000        36,000
                                             -----------  -----------  -----------  ------------
                                                (19,000)     (31,000)     (33,000)      (49,000)
                                             -----------  -----------  -----------  ------------

Net loss                                     $ (428,000)  $ (655,000)  $ (886,000)  $(1,557,000)
                                             ===========  ===========  ===========  ============

Other comprehensive income (loss):
Foreign currency translation adjustments         29,000       (3,000)      46,000        (3,000)
                                             -----------  -----------  -----------  ------------

Comprehensive loss                           $ (399,000)  $ (658,000)  $ (840,000)  $(1,560,000)
                                             ===========  ===========  ===========  ============


Net loss per common share basic and diluted  $    (0.05)  $    (0.10)  $    (0.11)  $     (0.24)
                                             ===========  ===========  ===========  ============

Shares used in computing Net Loss
  per common share, basic and diluted         8,438,637    6,585,069    8,342,546     6,365,650
                                             ===========  ===========  ===========  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2000          1999
                                                       -----------  ------------
Cash flows from operating activities:
  Net Loss                                             $ (886,000)  $(1,557,000)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Interest on convertible senior notes                   80,000        64,000
    Depreciation and amortization                         160,000       143,000
    Changes in assets and liabilities: (net of effects
        of Tyndale Plains-Hunter acquisition in 1999)
      Accounts receivable                                 (99,000)      (62,000)
      Inventory                                            19,000       (32,000)
      Prepaid expenses                                    (69,000)      (41,000)
      Other non-current assets                                  -      (140,000)
      Accounts payable                                    (89,000)       80,000
      Accrued expenses and other current liabilities      (69,000)       (7,000)
                                                       -----------  ------------

    Net cash used by operating activities                (953,000)   (1,552,000)
                                                       -----------  ------------

Cash flows from investing activities:
    Purchase of property and equipment                    (36,000)      (44,000)
    Acquisition of Tyndale Plains-Hunter, net                   -      (327,000)
                                                       -----------  ------------

    Net cash used by investing activities                 (36,000)     (371,000)
                                                       -----------  ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock              467,000             -
  Net proceeds from issuance of convertible notes               -       340,000
                                                       -----------  ------------

    Net cash provided by financing activities             467,000       340,000
                                                       -----------  ------------

    Effect of exchange rate changes on cash                 8,000       (20,000)
                                                       -----------  ------------

    Net decrease in cash and cash equivalents            (514,000)   (1,603,000)

    Cash and cash equivalents at beginning of period    1,793,000     2,392,000
                                                       -----------  ------------

    Cash and cash equivalents at end of period         $1,279,000   $   789,000
                                                       ===========  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

     Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 2,381,428 and 1,308,055 shares of common stock outstanding during the periods ended September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

3. On August 4, 2000, CardioTech entered into a Heads of Agreement (the "Agreement") with Nervation Limited ("Nervation"), FreeMedic PLC ("FreeMedic"), CardioTech International, Ltd ("CTL"), and certain members of the management of CTL (the "Management") to divest itself of CTL through the sale of its 100% common stock ownership in CTL to Nervation. The shareholders of the Company approved the divestiture of CTL at the Annual Meeting of Shareholders held October 26, 2000. Nervation, a newly formed UK company, is composed of key members of CTL's management, together with FreeMedic, a wholly owned subsidiary of University College London based at the Royal Free Campus of its Medical School. The newly formed management team has accessed financing commitments through Winchester Capital Technology Partners, including $7,000,000 in cash to be used in connection with the purchase of all of the outstanding shares of CTL from CardioTech. In addition to CardioTech's receipt of $7,000,000 in cash, the proposed transaction will also benefit CardioTech as it involves the release of certain liabilities and obligations, in particular, the release of a guarantee of $540,000 in CTL debt to FreeMedic in exchange for equity in Nervation. As a result of the proposed transaction, Nervation will have the exclusive rights to the VascuLink Vascular Access Graft and the MyoLink Arterial Bypass Graft. CardioTech will retain the exclusive rights to the CardioPass Coronary Artery Bypass Graft. CardioTech will also enter into a long term Supply agreement to provide "ChronoFlex RC" to Nervation, including a $200,000 advance payment on supplies to be delivered to Nervation. Nervation will supply grafts necessary for CardioTech's pre-clinical trials of the Coronary Artery Bypass Graft. In connection with this transaction, CardioTech will redeem approximately $2.1 million to retire part of a long-term note held by Dresdner Kleinwort Benson Private Equity Partners, LP ("DKBPEP"). Also, the Company will grant Nervation an option to become the exclusive distributor of the Coronary Artery Bypass Graft in EEA countries if CE marking is received for the product. Despite the fact that the Board of Directors and shareholders have approved the transaction, and DKBPEP has provided its consent, there can be no assurances that a final agreement will be reached with Nervation in which event CTL would not be sold to them, and the long term note to DKBPEP would not be relieved. In addition, the terms of the final agreement may change from that of the terms of the Agreement. In such event, the officers of the Company will enter into the final agreements on terms that they believe are substantially similar to the terms as set forth in the Agreement.

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

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $.01 per share, that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and also has a production facility in Wrexham, Brymbo U.K.

     ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech.

RESULTS  OF  OPERATIONS

     Comparison  for  the  Three  Months  Ended  September  30,  2000  and 1999.

     Revenue for the three months ended September 30, 2000 was $448,000 as compared to $381,000 for the three months ended September 30, 1999, an increase of $67,000, or 18%. This increase was primarily the result of increases in biomaterials sales and related royalties on biomaterial licenses of $83,000. Product sales includes $29,000 of Vascular Grafts in the current quarter which did not exist in the prior year quarter. The increases in product and royalties revenues were offset by a decrease in research grant revenues of $45,000 due to the completion of NIH grants in the current quarter.

     Cost of sales for the three months ended September 30, 2000 was $278,000 as compared to $194,000 for the three months ended September 30, 1999, an increase of $84,000, or 43%. This increase is directly related to the increase in the level of biomaterial sales.

     Research and development expense for the three months ended September 30, 2000 was $111,000 as compared to $255,000 for the three months ended September 30, 1999, a decrease of $144,000, or 56%. This decrease was the result of decreased research and clinical expenses on the Vascular Graft, which were completed in the last fiscal year, and the completion of an NIH grant in the current quarter.

     Selling, general and administrative expense for the three months ended September 30, 2000 was $468,000 as compared to $556,000 for the three months ended September 30, 1999, a decrease of $88,000 or 16%. This reduction reflects the favorable impact of management's cost containment measures and continued efforts to maintain strict controls over such expenditures.

     Net interest expense for the three months ended September 30, 2000 was $19,000 as compared to $31,000 for the three months ended September 30, 1999, a decrease of $12,000 or 39%. The decrease primarily resulted from an increase in interest income of $23,000 on excess cash held in money market funds, and was partially offset by an increase in interest expense of $11,000 on outstanding loans during the period.

     Net loss for the three months ended September 30, 2000 was $428,000 as compared to $655,000 for the three months ended September 30, 1999, a decrease in net loss of $227,000 or 35%. The decrease in net loss is attributable, in part, to the increase in revenues generated from biomaterial sales and related royalties, decreases in costs associated with the completion of clinical trials on the Vascular Graft and completion of an NIH grant, and continued cost containment measures as implemented by management. Net loss per share for the three months ended September 30, 2000 was $0.05 per share as compared to $0.10 per share for the three months ended September 30, 1999, a decrease in net loss per share of $0.05, or 50%.

     Comparison  for  the  Six  Months  Ended  September  30,  2000  and  1999.

     Revenue for the six months ended September 30, 2000 was $867,000 as compared to $600,000 for the six months ended September 30, 1999, an increase of $267,000, or 45%. This increase was primarily the result of additional revenue from biomaterial sales and related royalties that were derived from the Company's core biomaterial products as well as increases resulting from its Tyndale Plains-Hunter. The increase was partially offset by a decrease in grant revenues resulting from the completion of an NIH grant.

     Cost of sales for the six months ended September 30, 2000 was $529,000 as compared to $425,000 for the six months ended September 30, 1999, an increase of $104,000, or 24%. This increase is primarily attributable to the increase in the level of biomaterial sales.

     Research and development expense for the six months ended September 30, 2000 was $281,000 as compared to $626,000 for the six months ended September 30, 1999, a decrease of $345,000, or 55%. This decrease was the result of decreased research and clinical expenses on the Vascular Graft, which were completed in the last fiscal year, and the completion of an NIH grant in the second quarter of fiscal 2001.

     Selling, general and administrative expense for the six months ended September 30, 2000 was $910,000 as compared to $1,057,000 for the six months ended September 30, 1999, a decrease of $147,000 or 14%. This decrease was primarily due to decreased salaries and employee related costs resulting from headcount reductions in the prior fiscal year. Additionally, the reduction in selling, general and administrative expenses continue to be favorably affected by management's implementation of cost containment measures.

     Net interest expense for the six months ended September 30, 2000 was $33,000 as compared to $49,000 for the six months ended September 30, 1999. The decrease primarily resulted from an increase in interest income of $38,000 on excess cash held in money market funds, and was partially offset by an increase in interest expense of $22,000 on outstanding loans during the period.

     Net loss for the six months ended September 30, 2000 was $886,000 as compared to $1,557,000 for the six months ended September 30, 1999, a decrease in net loss of $671,000 or 43%. The decrease in net loss is attributable, in part, to the increase in revenues generated from biomaterial sales and related royalties, decreases in costs associated with the completion of clinical trials on the Vascular Graft and completion of an NIH grant, and continued cost containment measures as implemented by management. Net loss per share for the six months ended September 30, 2000 was $0.11 per share as compared to $0.24 per share for the six months ended June 30, 1999, or a decrease in net loss per share of $0.13, or 54%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $953,000 to fund operations during the six months ended September 30, 2000 compared to $1,552,000 for the six months ended September 30, 1999. The principal uses of funds for the six months ended September 30, 2000 were to fund a net loss of $886,000, an increase in accounts receivable of $99,000, an increase in prepaid expenses of $69,000, and a decrease in accounts payable and accrued expenses of $158,000. The uses of operating cash were offset by the effect of non-cash items that included interest accrued on convertible senior notes of $80,000 and depreciation and amortization of $160,000.

     The Company issued a total of 371,363 shares of common stock during the six months ended September 30, 2000 as a result of the exercise of common stock purchase warrants and employee incentive stock options. As a result of the exercise of warrants to purchase the Company's common stock, the Company received proceeds of $82,000. In addition, the Company received proceeds of $385,000 upon the exercise of employee incentive stock options.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology. Through September 30, 2000, CardioTech continued to generate revenues from the sale of vascular grafts, the sale of and royalties earned on biomaterials, and NIH research grants. Since March 31, 2000, the Company began distribution and commercial sales of its Vasculink Vascular Access Graft in Europe. The Company has distributors located in, but not limited to, Spain, Italy, Germany, France, Sweden, and the Benelux countries.

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

     On August 4, 2000, CardioTech entered into a Heads of Agreement (the "Agreement") with Nervation Limited ("Nervation"), FreeMedic PLC ("FreeMedic"), CardioTech International, Ltd. ("CTL"), and certain members of the management of CTL (the "Management") to divest itself of CTL through the sale of its 100% common stock ownership in CTL to Nervation. The shareholders of the Company approved the divestiture of CTL at the Annual Meeting of Shareholders held October 26, 2000. Nervation, a newly formed UK company, is composed of key members of CTL's management, together with FreeMedic, a wholly owned subsidiary of University College London based at the Royal Free Campus of its Medical School. The newly formed management team has accessed financing commitments through Winchester Capital Technology Partners, including $7,000,000 in cash to be used in connection with the purchase of all of the outstanding shares of CTL from CardioTech. In addition to CardioTech's receipt of $7,000,000 in cash, the proposed transaction will also benefit CardioTech as it involves the release of certain liabilities and obligations, in particular, the release of a guarantee of $540,000 in CTL debt to FreeMedic in exchange for equity in Nervation. As a result of the proposed transaction, Nervation will have the exclusive rights to the VascuLink Vascular Access Graft and the MyoLink Arterial Bypass Graft. CardioTech will retain the exclusive rights to the CardioPass Coronary Artery Bypass Graft. CardioTech will also enter into a long term Supply agreement to provide "ChronoFlex RC" to Nervation, including a $200,000 advance payment on supplies to be delivered to Nervation. Nervation will supply grafts necessary for CardioTech's pre-clinical trials of the Coronary Artery Bypass Graft. In connection with this transaction, CardioTech will redeem approximately $2.1 million to retire part of a long-term note held by Dresdner Kleinwort Benson Private Equity Partners, LP ("DKBPEP"). Also, the Company will grant Nervation an option to become the exclusive distributor of the Coronary Artery Bypass Graft in EEA countries if CE marking is received for the product. Despite the fact that the Board of Directors and shareholders have approved the transaction, and DKBPEP has provided its consent, there can be no assurances that a final agreement will be reached with Nervation in which event CTL would not be sold to them, and the long term note to DKBPEP would not be relieved. In addition, the terms of the final agreement may change from that of the terms of the Agreement. In such event, the officers of the Company will enter into the final agreements on terms that they believe are substantially similar to the terms as set forth in the Agreement.

     As of September 30, 2000, CardioTech was conducting its operations with approximately $1,279,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

PART  II.    OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual shareholders' meeting on October 26, 2000. Michael Adams, Anthony Armini and Robert Chartoff were elected as Class I directors of the Company to hold office until the 2003 annual meeting of the shareholders. In addition, the shareholders approved a proposal to sell all of the shares of Cardiotech International Ltd., the Company's wholly owned subsidiary in England, to Nervation Limited. There were 4,962,802 shares voted for, 38,325 shares voted against and 32,111 shares abstaining. The shareholders also approved a proposal to increase the number of shares that may be issued under the 1996 Stock Option Plan to 4,000,000 shares. There were 4,247,085 shares voted for, 604,036 shares voted against and 182,017 shares abstaining.


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


                                CardioTech  International,  Inc.



                                /s/  Michael Szycher
                                ----------------------------------------
                                Michael Szycher, Ph.D.
                                Chairman and Chief Executive Officer


                                /s/  David C. Volpe
                                -----------------------------------------
                                David C. Volpe
                                Acting Chief Financial Officer



                                /s/  Thomas Lovett
                                -----------------------------------------
                                Thomas Lovett
                                Controller



Dated:  November  14,  2000