Form 10QSB
period 2000-12-31
CARDIOTECH INTERNATIONAL INC
filed 2001-02-09
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission File No.  0-28034
                                              --------

                         CardioTech International, Inc.
                         -----------------------------
           (Name of small business issuer as specified in its charter)

Massachusetts                                                         04-3186647
----------------------------------                          --------------------
State  or  other  jurisdiction  of                             (I.R.S.  Employer
incorporation  or  organization                             Identification  No.)

78  E  Olympia  Avenue,  Woburn,  Massachusetts                            01801
------------------------------------------------                     -----------
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code          (781)  933-4772
                                                                 ---------------

The number of shares outstanding of the registrant's class of Common Stock as of January 31, 2001 was 8,532,864. No common shares were held in treasury.

                              CARDIOTECH INTERNATIONAL, INC.
                                        FORM 10-QSB
                          FOR THE QUARTER ENDED DECEMBER 31, 2000

     TABLE  OF  CONTENTS


                                                                                      Page
                                                                                      ----
PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

           Condensed Consolidated Balance Sheets at
           December 31, 2000, and March 31, 2000                                         3

           Condensed Consolidated Statements of Operations for the three months and
           nine months ended December 31, 2000 and 1999                                  4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended December 31, 2000 and 1999                                  5

           Notes to Condensed Consolidated Financial Statements                        6-7

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        8-11

PART II -  OTHER INFORMATION

Item 4  -  Submission of Matters to a Vote of Security Holders                          12

Item 6  -  Exhibits and Reports on Form 8-K                                             12

Signatures                                                                              13

PART  I.  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                              CARDIOTECH INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,     MARCH 31,
                                                                  2000           2000
                                                             --------------  -------------
(UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $   5,158,000   $  1,793,000
  Accounts receivable -- trade                                     167,000        102,000
  Accounts receivable -- other                                     372,000        343,000
  Inventory                                                         64,000        135,000
  Prepaid expenses                                                  48,000         53,000
                                                             --------------  -------------
    Total Current Assets                                         5,809,000      2,426,000

Property and equipment, net                                        329,000        535,000
Cash in escrow                                                     700,000
Other non-current assets                                           805,000      1,203,000
                                                             --------------  -------------

    Total Assets                                             $   7,643,000   $  4,164,000
                                                             ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                           $     279,000   $    654,000
  Accrued expenses                                                 550,000        608,000
  Deferred revenues                                                200,000              -
  15% convertible subordinated notes due 2000                            -        575,000
                                                             --------------  -------------
    Total Current Liabilities                                    1,029,000      1,837,000

Long Term Obligations:
7% convertible senior notes                                        371,000      2,259,000
                                                             --------------  -------------

    Total Liabilities                                            1,400,000      4,096,000
                                                             --------------  -------------

Commitments and Contingencies

Stockholders'  Equity:
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 8,532,864 and 8,099,067 shares issued and
     outstanding at December 31, 2000 and March 31, 2000,
     respectively                                                   85,000         81,000
  Additional paid-in capital                                    14,633,000     14,092,000
  Accumulated deficit                                           (8,285,000)   (13,931,000)
  Notes receivable from officers                                  (150,000)      (150,000)
  Accumulated other comprehensive loss                                   -        (24,000)
  Treasury stock, at cost                                          (40,000)             -
                                                             --------------  -------------
    Total Stockholders'  Equity                                  6,243,000         68,000
                                                             --------------  -------------

    Total Liabilities and Stockholders'  Equity              $   7,643,000   $  4,164,000
                                                             ==============  =============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CARDIOTECH INTERNATIONAL, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                                 2000         1999          2000          1999
                                              -----------  -----------  ------------  ------------
Revenue:
  Product sales                               $  200,000   $  180,000   $   681,000   $   383,000
  Research grants and contracts                        -      215,000       161,000       498,000
  Royalties                                      109,000      121,000       350,000       235,000
                                              -----------  -----------  ------------  ------------
                                                 309,000      516,000     1,192,000     1,116,000
                                              -----------  -----------  ------------  ------------
Operating Expense:
  Cost of sales                                  164,000      186,000       710,000       743,000
  Research and development                        80,000      377,000       360,000     1,003,000
  Selling, general and administrative            459,000      413,000     1,362,000     1,338,000
                                              -----------  -----------  ------------  ------------
                                                 703,000      976,000     2,432,000     3,084,000

Loss from operations                            (394,000)    (460,000)   (1,240,000)   (1,968,000)
                                              -----------  -----------  ------------  ------------

Other Income and Expense:
  Gain on sale of subsidiary                   7,031,000            -     7,031,000             -
  Interest expense                              (176,000)     (49,000)     (283,000)     (134,000)
  Interest income                                 64,000       11,000       138,000        47,000
                                              -----------  -----------  ------------  ------------
Other income (expense ), net                   6,919,000      (38,000)    6,886,000       (87,000)
                                              -----------  -----------  ------------  ------------
Net income (loss)                              6,525,000     (498,000)    5,646,000    (2,055,000)

Other comprehensive income (loss):
Foreign currency translation adjustments         (22,000)       8,000        24,000         8,000
                                              -----------  -----------  ------------  ------------

Comprehensive income (loss)                   $6,503,000   $ (490,000)  $ 5,670,000   $(2,047,000)
                                              ===========  ===========  ============  ============


Net income (loss) per common share, basic     $     0.77   $    (0.08)  $      0.67   $     (0.32)
                                              ===========  ===========  ============  ============

Net income (loss) per common share, diluted   $     0.74   $    (0.08)  $      0.65   $     (0.32)
                                              ===========  ===========  ============  ============

Shares used in computing net income (loss)
  per common share, basic                      8,519,723    6,585,069     8,403,009     6,439,055
                                              ===========  ===========  ============  ============

Shares used in computing net income (loss)
  per common share, diluted                    8,865,213    6,585,069     8,740,925     6,439,055
                                              ===========  ===========  ============  ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CARDIOTECH INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                      NINE MONTHS ENDED
                                         DECEMBER 31,


                                                             2000          1999
                                                         ------------  ------------
Cash flows from operating activities:
Net income ( loss )                                      $ 5,646,000   $(2,055,000)
Adjustments to reconcile net income ( loss ) to net
cash used by operating activities:
Interest on convertible senior notes                          31,000        91,000
Depreciation and amortization                                233,000       253,000
Write-off of deferred financing costs                         88,000
Gain on sale of subsidiary                                (7,031,000)            -
Changes in assets and liabilities: (net of effects
      of disposition of subsidiary in 2000 and
      Tyndale Plains-Hunter acquisition  in 1999)
Accounts receivable                                          (94,000)     (157,000)
Inventory                                                     71,000      (121,000)
Prepaid expenses                                               5,000       (17,000)
Other non-current assets                                     126,000      (190,000)
Accounts payable                                            (375,000)      229,000
Accrued expenses and other current liabilities               (58,000)       78,000
Deferred revenues                                            200,000             -
                                                         ------------  ------------
Net cash used by operating activities                     (1,158,000)   (1,889,000)
                                                         ------------  ------------

Cash flows from investing activities:
Purchase of property and equipment                           (43,000)      (53,000)
Proceeds from sale of subsidiary, less $360,000
  paid for transaction costs                               6,640,000             -
Cash in escrow                                              (700,000)            -
Acquisition of Tyndale Plains-Hunter, net                          -      (327,000)
                                                         ------------  ------------
Net cash provided by ( used by ) investing activities      5,897,000      (380,000)
                                                         ------------  ------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                   545,000             -
Repayment of convertible senior notes, net                (1,919,000)            -
Proceeds from issuance of convertible senior notes                 -       340,000
                                                         ------------  ------------
Net cash provided by ( used by ) financing activities     (1,374,000)      340,000
                                                         ------------  ------------

Effect of exchange rate changes on cash                            -        (1,000)
                                                         ------------  ------------

Net increase ( decrease ) in cash and cash equivalents     3,365,000    (1,930,000)

Cash and cash equivalents at beginning of period           1,793,000     2,392,000
                                                         ------------  ------------

Cash and cash equivalents at end of period               $ 5,158,000   $   462,000
                                                         ============  ============

Supplemental Disclosure of Cash Flow Information:
    Issuance of Notes Receivable from Officers           $         -   $  (200,000)
 Taxes Paid                                              $         -   $     5,000


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)



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

3. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 2,952,274 and 1,308,055 shares of common stock outstanding during the periods ended December 31, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

4. On November 17, 2000, the Company entered into a Share Purchase Agreement in Respect of CardioTech International Ltd. (the "Agreement") with Nervation Limited ("Nervation"). This Agreement provides for the purchase of all the issued and outstanding ordinary shares (the "Shares") of CardioTech International, Ltd. ("LTD") by Nervation from CardioTech for total cash consideration of $7,000,000. The Company obtained stockholder approval for the sale of the Shares on October 26, 2000.

       The Company agreed to i) transfer all the Shares of LTD to Nervation; ii) extend the right to Nervation the use of the name "CardioTech" and/or any similar imitations thereof for a period of not less than five (5) years; iii) transfer legal title to all assets used by LTD in connection with manufacturing, marketing, development and exploration of the access and peripheral grafts (the "Business"); iv) grant an exclusive worldwide license to manufacture the specific formulation of Chronoflex RC for the Business in certain events including business interruption, sale, merger or acquisition of the Company and/or the inability of the Company to furnish the Chronoflex RC to Nervation in sufficient quantity and/or consistently and on a reasonable and timely commercial basis; v) grant Nervation the option to become the exclusive distributor of the Company's CardioPass Coronary Artery Bypass Graft ("CABG") in Europe. If Nervation exercises this option, it agreed to fund up to $3,000,000 to perform European clinical trials to obtain CE Marking; vi) enter into a covenant by the Company not to compete with Nervation in the manufacturing, marketing, development and exploitation of the access and peripheral grafts currently used in the Business, including the Vasculink Vascular Access Graft and the Myolink Arterial Bypass Graft; vii) assign all Trademarks and Intellectual Property used in connection with the Business and assets being transferred to Nervation; and viii) purchase CABG grafts from Nervation.
Nervation  agreed  to  supply  the  Company  with  such  grafts.

     In exchange for the above referenced terms and conditions the Company received and/or maintained as consideration for consummating said transaction i) a cash payment of $7,000,000; ii) the exclusive, worldwide right to the CABG and a covenant from Nervation not to compete directly or indirectly with the CABG product utilizing ChronoFlex technology; iii) the release of certain obligations and guarantee with respect to certain debts and obligations of LTD; and iv) an advance payment of $200,000 for ChronoFlex RC to be sold to Nervation.

     In connection with the transaction, the Company repaid approximately $2,034,000 of 7% senior convertible notes held by Dresdner Kleinwort Benson Private Equity Partners LP, including all accrued interest and redemption premiums. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. The Company incurred transaction related costs of approximately $360,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are also used to provide access for patients undergoing hemodialysis treatments. The Company develops layered, microporous small bore vascular grafts. The Company is developing a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft.

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

     The Company's headquarters and production facility is located in Woburn, Massachusetts. ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft, VascuLink, MyoLink, CardioPass are trademarks of CardioTech.

RESULTS  OF  OPERATIONS

     Comparison  for  the  Three  Months  Ended  December  31,  2000  and  1999.

     Revenue for the three months ended December 31, 2000 was $309,000 as compared to $516,000 for the comparable prior year period, a decrease of $207,000, or 40%. This is primarily due to the completion of certain research grants prior to the beginning of the current third quarter period resulting in a $215,000 decrease in revenues. There was an increase of $20,000 in revenues from biomaterial product sales.

     Cost of sales for the three months ended December 31, 2000 was $164,000 as compared to $186,000 for the comparable prior year period, a decrease of $22,000, or 12%. This decrease reflects improvements in operational efficiencies in product sales, including the positive impact of the consolidation of the Company's Lawrenceville, New Jersey operations to corporate headquarters in Woburn, Massachusetts.

     Research and development expense for the three months ended December 31, 2000 was $80,000 as compared to $377,000 for the comparable prior year period, a decrease of $297,000, or 79%. This decrease was the result of decreased research and clinical expenses on the Vascular Graft, which were completed in the last fiscal year, and the completion of research grants prior to the beginning of the current third quarter period.

     Selling, general and administrative expense for the three months ended December 31, 2000 was $459,000 as compared to $413,000 for the comparable prior year period, an increase of $46,000 or 11%The Company continues to maintain strict cost control measures that were implemented in the prior year.

     Net interest expense for the three months ended December 31, 2000 was $112,000 as compared to $38,000 for the comparable prior year period, an increase of $74,000 or 195%. The increase is primarily due to normal interest expense on senior debt outstanding, plus the write-off of approximately $88,000 of deferred debt financing costs and $59,000 of premium paid in connection with the redemption of certain senior notes.

     The Company's loss, excluding the gain on sale of subsidiary, was $506,000 as compared to $498,000 for the comparable prior year period, an increase of $8,000 or 2%. The increase in the loss is attributable, in part, to the decrease in revenues generated from research grants, which was offset by corresponding decreases in research and development costs associated with research grants, and the increase in interest expense resulting from the write-off of deferred financing costs and premium paid to redeem certain senior notes. Net income for the three months ended December 31, 2000 was $6,525,000 as compared to a net loss of $498,000 for the comparable prior year period, an increase in net income of $7,023,000. The increase in net income is attributable to a gain of $7,031,000 recognized on the disposition of CardioTech International Ltd., the Company's former UK subsidiary. Basic net income per share for the three months ended December 31, 2000 was $0.77 per share as compared to basic net loss per share of $0.08 per share for the comparable prior year period, an increase in net income per share of $0.85. Diluted net income per share for the three months ended December 31, 2000 was $0.74 per share as compared to basic net loss per share of $0.08 per share for the comparable prior year period, an increase in net income per share of $0.82.

     Comparison  for  the  Nine  Months  Ended  December  31,  2000  and  1999.

     Revenue for the nine months ended December 31, 2000 was $1,192,000 as compared to $1,116,000 for the comparable prior year period, an increase of $76,000, or 7%. This increase was primarily the result of additional revenue from biomaterial sales and related royalties that were derived from the Company's core biomaterial products. The increase was partially offset by a decrease in grant revenues resulting from the completion of research grants in the second quarter of fiscal 2001.

     Cost of sales for the nine months ended December 31, 2000 was $710,000 as compared to $743,000 for the comparable prior year period, a decrease of $33,000, or 4%. This decrease reflects improvements in operational efficiencies, including the positive impact of the consolidation of the Company's Lawrenceville, New Jersey operations to corporate headquarters in Woburn, Massachusetts.

     Research and development expense for the nine months ended December 31, 2000 was $360,000 as compared to $1,003,000 for the comparable prior year period, a decrease of $643,000, or 64%. This decrease was the result of decreased research and clinical expenses on the Vascular Graft, which were completed in the last fiscal year, and the completion of research grants in the second quarter of fiscal 2001.

     Selling, general and administrative expense for the nine months ended December 31, 2000 was $1,362,000 as compared to $1,338,000 for the comparable prior year period, an increase of $24,000 or 2%The Company continues to maintain strict cost control measures that were implemented in the prior year.

     Net interest expense for the nine months ended December 31, 2000 was $145,000 as compared to $87,000 for the comparable prior year period, an increase of $58,000 or 67%. The increase is primarily due to normal interest expense on senior debt outstanding, plus the write-off of approximately $88,000 of deferred debt financing costs and $59,000 of premium paid in connection with the redemption of certain senior notes in the third quarter of fiscal 2001. The interest expense increase was partially offset by an increase of $91,000 of interest income due to an increase in cash investments.

     The Company's loss, excluding the gain on sale of its subsidiary, for the nine months ended December 31, 2000 was $1,385,000 as compared to $2,055,000 for the comparable prior year period, a decrease of $670,000 or 33%. The decrease in loss is attributable, in part, to the increase in revenues generated from product sales and royalties and corresponding decreases in research and development costs. Net income for the nine months ended December 31, 2000 was $5,646,000 as compared to a net loss of $2,055,000 for the comparable prior year period, an increase in net income of $7,701,000. The increase in net income is attributable to a gain of $7,031,000 recognized on the disposition of CardioTech International Ltd., the Company's former UK subsidiary. Basic net income per share for the nine months ended December 31, 2000 was $0.67 per share as compared to basic net loss per share of $0.32 per share for the comparable prior year period, an increase in net income per share of $0.99. Diluted net income per share for the nine months ended December 31, 2000 was $0.65 per share as compared to basic net loss per share of $0.32 per share for the comparable prior year period, an increase in net income per share of $0.97.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $1,158,000 to fund operations during the nine months ended December 31, 2000 compared to $1,889,000 for the comparable prior year period. The principal uses of funds for the nine months ended December 31, 2000 were to fund a loss before the gain on sale of subsidiary of $1,385,000. The Company also paid accounts payables and accrued expenses of $433,000 that was offset in part by the receipt of $200,000 in connection with an advance payment pursuant to a Supply Agreement entered into in connection with the disposition of its UK subsidiary (See Note 3 of the Notes to Condensed Consolidated Financial Statements).

     On November 17, 2000, the Company entered into a Share Purchase Agreement in Respect of CardioTech International Ltd. (the "Agreement") with Nervation Limited ("Nervation"). This Agreement provides for the purchase of all the issued and outstanding ordinary shares (the "Shares") of CardioTech International, Ltd. ("LTD") by Nervation from CardioTech for total cash consideration of $7,000,000. The Company obtained stockholder approval for the sale of the Shares on October 26, 2000.

     The Company agreed to i) transfer all the Shares of LTD to Nervation; ii) extend the right to Nervation the use of the name "CardioTech" and/or any similar imitations thereof for a period of not less than five (5) years; iii) transfer legal title to all assets used by LTD in connection with manufacturing, marketing, development and exploration of the access and peripheral grafts (the "Business"); iv) grant an exclusive worldwide license to manufacture the specific formulation of Chronoflex RC for the Business in certain events including business interruption, sale, merger or acquisition of the Company and/or the inability of the Company to furnish the Chronoflex RC to Nervation in sufficient quantity and/or consistently and on a reasonable and timely commercial basis; v) grant Nervation the option to become the exclusive distributor of the Company's CardioPass Coronary Artery Bypass Graft ("CABG") in Europe. If Nervation exercises this option, it agreed to fund up to $3,000,000 to perform European clinical trials to obtain CE Marking; vi) enter into a covenant by the Company not to compete with Nervation in the manufacturing, marketing, development and exploitation of the access and peripheral grafts currently used in the Business, including the Vasculink Vascular Access Graft and the Myolink Arterial Bypass Graft; vii) assign all Trademarks and Intellectual Property used in connection with the Business and assets being transferred to Nervation; and viii) purchase CABG grafts from Nervation. Nervation agreed to supply the Company with such grafts. This is subject to the Company's ability to obtain another supplier and to obtain the transfer of the technology.

     In exchange for the above referenced terms and conditions the Company received and/or maintained as consideration for consummating said transaction i) a cash payment of $7,000,000; ii) the exclusive, worldwide right to the CABG and a covenant from Nervation not to compete directly or indirectly with the CABG product utilizing ChronoFlex technology; iii) the release of certain obligations and guarantee with respect to certain debts and obligations of LTD; and iv) an advance payment of $200,000 for ChronoFlex RC to be sold to Nervation.

     In connection with the transaction, the Company repaid approximately $2,034,000 of 7% senior convertible notes held by Dresdner Kleinwort Benson Private Equity Partners LP, including all accrued interest and redemption premiums. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. The Company incurred transaction related costs of approximately $360,000.

     The Company issued a total of 433,797 shares of common stock during the nine months ended December 31, 2000 as a result of the exercise of common stock purchase warrants and employee incentive stock options. As a result of the exercise of warrants to purchase the Company's common stock, the Company received proceeds of $145,000. In addition, the Company received proceeds of $400,000 upon the exercise of employee incentive stock options.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. Through December 31, 2000, CardioTech continued to generate revenues from the sale of vascular grafts and biomaterials, royalties earned on biomaterials and NIH research grants. As of November 17, 2000, and as a result of the transaction whereby the Company disposed of its UK subsidiary, the Company will no longer generate revenues from the sales or potential sales of vascular access or peripheral grafts. However, the Company will also not incur further sales and marketing costs associated with the vascular access graft or research and clinical costs associated with the peripheral graft.

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

     As of December 31, 2000, CardioTech was conducting its operations with approximately $5,158,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K:


(a)      Exhibits:

     None


(b)        Reports  on  Form  8-K

     Report on Form 8-K dated November 17, 2000 regarding the Sale of CardioTech International Ltd.

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

                                   CardioTech  International,  Inc.

                                   /s/  Michael  Szycher
                                   ----------------------------------------
                                   Michael  Szycher,  Ph.D.
                                   Chairman  and  Chief  Executive  Officer


                                   /s/  David  C.  Volpe
                                   ------------------------------------------
                                   David  C.  Volpe
                                   Acting  Chief  Financial  Officer


                                   /s/  Thomas  Lovett
                                   -----------------------------------------
                                   Thomas  Lovett
                                   Corporate  Controller





Dated:  February  9,  2001