Form 10KSB
period 2001-03-31
CARDIOTECH INTERNATIONAL INC
filed 2001-06-25
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

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
                                                               --------------

        Securities registered under Section 12 (b) of the Exchange Act:
          Title of each class          Name of each exchange on which registered
Common Stock, $.01 par value per share         American Stock Exchange
--------------------------------------         -----------------------

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
Yes  X    No
   -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.   $1,543,000

     As of May 31, 2001, 8,497,108 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $11,471,000 based on the last sale price as reported by the American Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 2001 annual meeting of stockholders, which will be filed within 120 days of the registrant's fiscal year ended March 31, 2001.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes       No  X
   -----    -----

PART  I

Item  1.  Description  of  Business


GENERAL

     CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries. The Company developed a vascular access graft tradenamed VascuLink Vascular Access Graft and was developing a peripheral graft tradenamed MyoLink Peripheral Graft. The Company sold the VascuLink and MyoLink products to Nervation Ltd in connection with the disposition of the Company's UK subsidiary, Cardiotech International, Ltd ("CTL") (See Note L to Notes to Consolidated Financial Statements). The Company is currently developing a layered microporous coronary artery bypass graft tradenamed CardioPass.

     On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech") pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among Cardiotech, CDT and Medtech.

     CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

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

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $.01 per share, that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts.

     ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of the CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft and CardioPass are trademarks of CardioTech.

MEDICAL  BACKGROUND

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

     In July 1999, CardioTech acquired the assets of Tyndale-Plains-Hunter, Ltd.
(TPH), a manufacturer of specialty hydrophilic polyurethanes. TPH's common stock was acquired in consideration of $350,000 cash, 446,153 shares of CardioTech common stock valued at $725,000, and assumption of approximately $178,000 of liabilities. TPH polymers are primarily sold to customers as part of an exclusive arrangement. Customers are supplied tailored, patented hydrophilic polyurethanes in exchange for multi-year, royalty-bearing exclusive supply contracts. TPH owns 29 patents in the field of hydrophilic polyurethanes. In October 2000, the Company completed the transfer of TPH's operations from Lawrenceville, NJ to the Company's headquarters in Woburn, MA.

     During the fiscal year ended March 31, 2001, the Company was the recipient of one Small Business Innovation Research grant awarded by National Institutes of Health ("NIH") to support the Company's research and development programs.

     Revenues were approximately $1,543,000 and $1,497,000 for the years ended March 31, 2001 and 2000, respectively. For the years ended March 31, 2001 and 2000, 29% and 40% of revenues, respectively, were generated from royalties from Bard Access Systems, Inc. and grants from the NIH.

MANUFACTURING

     CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. The Company has an agreement with CTL pursuant to which the Company is required to purchase from and CTL has agreed to sell to the Company the vascular grafts it needs subject to the Company's ability to obtain another supplier and to obtain the transfer of the technology. Cardiotech could have its newly acquired subsidiary, CMED Catheter and Disposables Technology, Inc. ("CDT"), undertake large scale commercial production of vascular grafts, when, and if it elects to do so. This would entail, among other things, the purchase of specialized extrusion equipment capable of producing the grafts. To achieve profitability, CardioTech's products must be manufactured in larger commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in larger commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel.

     The development and manufacture of CardioTech's products are subject to good laboratory practice ("GLP") and good manufacturing practice ("GMP") requirements prescribed by the Food and Drug Administration ("FDA") and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that CardioTech will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that it or any suppliers can comply with GLP or GMP, as applicable, or that it or such suppliers will be able to manufacture an adequate supply of product. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

COMPETITION

     Competition in the medical device industry in general is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

     Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of the market introduction of CardioTech's or competitors' products. Accordingly, the relative speed with which CardioTech can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. CardioTech's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

RESEARCH  AND  DEVELOPMENT

     CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce coronary artery bypass grafts and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and development expenditures, including costs of research grants, for the years ended March 31, 2001 and 2000 were $557,000 and $1,440,000, respectively.

     Cardiotech granted CTL the option to become the exclusive distributor of the CardioPass Coronary Artery Bypass Graft ("CABG") in Europe. If CTL exercises this option, it agreed to fund up to $3,000,000 to perform European clinical trials to obtain CE marking.

GOVERNMENT  REGULATION

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

EMPLOYEES

     Prior to the acquisition of CDT on April 30, 2001, the Company had 9 full time employees consisting of one in research and development, four in manufacturing and production, and four in management, administrative and marketing postitions. As of May 31, 2001, the Company has 25 full-time employees. Of these full-time employees, 11 are in research and development, 9 are in manufacturing and production, and 5 are in management, administrative, and marketing positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item  2.  Description  of  Property

     CardioTech leases a total of approximately 16,000 square feet in Woburn, Massachusetts on a five year lease expiring August 30, 2003. As a result of the acquisition of CDT, and effective as of May 1, 2001, Cardiotech also leased an additional 11,000 square feet in Plymouth, Minnesota on a three year lease with an option to extend for an additional three years. CardioTech believes that its current facilities are adequate for the next several years.

Item  3.  Legal  Proceedings

     The  Company  is  not  a  party  to  any  legal  proceedings.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2001.

PART  II

Item  5.  Market  Information  for Common Equity and Related Stockholder Matters

     The common stock trades on the American Stock Exchange under the symbol "CTE." The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 2000        High         Low
                                       ------       ------

June 30                                1 9/16            1
September 30                            1 1/8         9/16
December 31                               7/8          1/4
March 31                                    7         5/16

Fiscal Year Ended March 31, 2001        High         Low
                                       ------       ------

June 30                                 3 1/4       1 3/16
September 30                            3 1/2        1 3/8
December 31                             3 5/8          5/8
March 31                               1 9/16          3/4

     As of June 13, 2001, there were approximately 345 stockholders of record and 4,012 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The last sale price as reported by the American Stock Exchange on May 31, 2001 was $1.35. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company's loan agreement with DKB prohibits the Company from declaring or paying any dividends on its common stock.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS

Year  Ended  March  31,  2001  vs.  March  31,  2000

     Revenue for the year ended March 31, 2001 was $1,543,000 as compared to $1,497,000 for the comparable prior year period, an increase of $46,000, or 3%. The Company's revenues were favorably affected by a $280,000 or 57% increase in the sale of biomaterials and an increase of $79,000 or 21% in related royalties derived from the Company's core biomaterial products. The marked increase in biomaterial sales and related royalties was partially offset by a $313,000 or 50% decrease in grant revenues resulting from the completion of research grants in the second quarter of fiscal 2001.

     Cost of product sales for the year ended March 31, 2001 was $767,000 as compared to $841,000 for the comparable prior year period, a decrease of $74,000, or 9%. Gross margin on product sales was approximately 1% for the year ended March 31, 2001 as compared to a negative gross margin of 71% for the year ended March 31, 2000. The marked improvement in gross margins results from continued improvements in operational efficiencies, including the relocation of the Tyndale Plains-Hunter operations from Lawrenceville, NJ to Woburn, MA; increasing sales volume of biomaterials; and the disposition of the Company's UK subsidiary which continued to incur losses in connection with the manufacture and sales of the vascular access graft. Cost of research grants and contracts for the year ended March 31, 2001 was $147,000 as compared to $465,000 for the comparable prior year period, a decrease of $318,000, or 68%. The decrease in cost of research grants and contracts was due to the completion of research grants in fiscal 2001.

     Research and development expense for the year ended March 31, 2001 was $410,000 as compared to $975,000 for the comparable prior year period, a decrease of $565,000, or 58%. This decrease was the result of decreased research and clinical expenses on the Vascular Graft, which were completed in the last fiscal year, and the discontinuation of research and development expenditures by CTL prior to the Company's disposition of this UK subsidiary in November 2000.

     Selling, general and administrative expense for the year ended March 31, 2001 was $1,736,000 as compared to $2,875,000 for the comparable prior year period, a decrease of $1,139,000 or 40%. The decrease is primarily a result of a $1,136,000 charge for stock based compensation for options issued by the Company to a consultant during fiscal 2000. Net of the effect of this stock based compensation charge during fiscal 2000, selling, general and administrative costs decreased by $3,000 or less than 1% and reflect the Company's continued cost containment measures.

     Other income (expense), net for the year ended March 31, 2001 was income of $7,222,000 as compared to expense of $155,000 for the comparable prior year period, an increase of $7,377,000. The increase is primarily a result of a $7,337,000 gain on the sale of the Company's UK subsidiary and a $109,000 increase in interest income resulting from the cash generated from the proceeds from the sale of the UK subsidiary. These increases were partially offset by an increase in interest expense due to normal interest expense on senior debt outstanding, plus the write-off of approximately $88,000 of deferred debt issuance costs and $59,000 of premium paid in connection with the early redemption of certain senior notes in the third quarter of fiscal 2001.

     The Company's loss, excluding the gain on sale of its subsidiary, for the year ended March 31, 2001 was $1,632,000. The Company's loss, excluding a stock based compensation charge of $1,136,000 for the year ended March 31, 2000 was $2,678,000. Accordingly, the decrease in the loss, after exclusion of the gain on sale of subsidiary in fiscal 2001 and the stock based compensation charge in fiscal 2000, was $1,046,000 or 39%. The decrease in loss is attributable, in part, to the increase in revenues generated from product sales and royalties and corresponding decreases in research and development costs. Net income for the year ended March 31, 2001 was $5,705,000 as compared to a net loss of $3,814,000 for the comparable prior year period, an increase in net income of $9,519,000. The increase in net income is attributable primarily to a gain of $7,337,000 recognized on the disposition of CardioTech International Ltd., the Company's former UK subsidiary. Basic net income per share for the year ended March 31, 2001 was $0.68 per share as compared to basic net loss per share of $0.58 per share for the comparable prior year period, an increase in net income per share of $1.26. Diluted net income per share for the year ended March 31, 2001 was $0.61 per share as compared to basic net loss per share of $0.58 per share for the comparable prior year period, an increase in net income per share of $1.19.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $776,000 to fund operations during the year ended March 31, 2001 compared to $2,322,000 for the comparable prior year period. For the year ended March 31, 2001, the Company provided funds as a result of net income of $5,705,000, a decrease in accounts receivable of $277,000, increase in accrued expenses of $70,000, and non-cash depreciation and amortization of $338,000. These sources of cash were offset by the effect of the $7,337,000 gain on sale of the UK subsidiary, and a decrease in accounts payable of $129,000. Investing activities provided cash of $6,003,000 for the year ended March 31, 2001, as compared to the use of cash of $418,000 for the year ended

March 31, 2000, and is primarily attributable to the sale of the Company's UK subsidiary. Financing activities used cash of $1,910,000 for the year ended March 31, 2001, as compared to cash provided of $2,136,000 for the year ended March 31, 2000, and is primarily attributable to the repayment of $2,034,000 of certain senior convertible notes, including a premium of $59,000 for the early repayment of these senior convertible notes, simultaneous with the sale of the Company's UK subsidiary. This was partially offset by net cash proceeds of $164,000 received on the issuance of common stock related to the exercise of outstanding options and warrants. Cash and cash equivalents amounted to $5,110,000 at March 31, 2001 as compared to $1,793,000 at March 31, 2000, an increase  of  $3,317,000  or  185%.

     On November 17, 2000, the Company entered into a Share Purchase Agreement in respect of CardioTech International Ltd. (the "Agreement") with Nervation Limited ("Nervation"). This Agreement provided for the purchase of all the issued and outstanding ordinary shares (the "Shares") of CardioTech International, Ltd. ("LTD") by Nervation from CardioTech for total cash consideration of $7,000,000. The Company obtained stockholder approval for the sale of the Shares on October 26, 2000.

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

     In exchange for the above referenced terms and conditions, the Company received and/or maintained as consideration for consummating said transaction i) a cash payment of $7,000,000; ii) the exclusive, worldwide right to the CABG and a covenant from Nervation not to compete directly or indirectly with the CABG product utilizing ChronoFlex technology; iii) the release of certain obligations and guarantees with respect to certain debts and obligations of LTD; and iv) an advance payment of $200,000 for ChronoFlex RC to be sold to Nervation.

     In connection with the transaction, the Company repaid approximately $2,034,000 of 7% senior convertible notes held by Dresdner Kleinwort Benson Private Equity Partners LP, including all accrued interest and redemption premiums. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. The Company incurred transaction related costs of approximately $230,000.

     The Company issued a total of 351,750 shares of common stock during the year ended March 31, 2001 as a result of the exercise of common stock purchase warrants and employee incentive stock options. As a result of the exercise of warrants to purchase the Company's common stock, the Company received proceeds of $145,000. In addition, the Company received proceeds of $19,000 upon the exercise of employee incentive stock options, a note receivable in the amount of $15,000 for the exercise of options by a director, and a subscription receivable in the amount of $280,000 for the exercise of options by a consultant.

     In April 2000, the Company issued 67,113 shares of the Company's common stock to PolyBioMed Ltd., having a fair market value of $79,000 on the date of issuance, in consideration of a technology license agreement. In May 2000, the Company also loaned PolyBioMed Ltd. $40,000. In June 2000, PolyBioMed Ltd. delivered to the Company 20,822 shares of the originally issued common stock at a cost of $40,000 in repayment of the loan, which has been recorded as treasury stock as of March 31, 2001.

     On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech") pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among Cardiotech, CDT and Medtech.

     CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

     The consideration paid by Cardiotech to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from Cardiotech's working capital. In connection with the transaction, Cardiotech acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $75,000. The acquisition will be accounted for in accordance with the purchase method of accounting. Accordingly, the Company will allocate the excess purchase price over net assets acquired at their fair market value to identifiable intangible assets and goodwill. Operations of CDT will be included in CardioTech's operations from May 1, 2001, the date of the acquisition.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through March 31, 2001, CardioTech continued to generate revenues from the sale of vascular grafts and biomaterials, royalties earned on biomaterials and NIH research grants. As of November 17, 2000, and as a result of the transaction whereby the Company disposed of its UK subsidiary, the Company will no longer generate revenues from the sales or potential sales of vascular access or peripheral grafts. However, the Company will also not incur further sales and marketing costs associated with the vascular access graft or research and clinical costs associated with the peripheral graft.

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

     As of March 31, 2001, CardioTech was conducting its operations with approximately $5,110,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities in the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

Recent  Accounting  Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Adoption of the new standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2001 and it did not have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin was adopted in the year ended March 31, 2001. The initial adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

Forward  Looking  Statements

     The Company believes that this Form 10-KSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements such as (i) the expected performance of its grafts, (ii) the expected size of the market for the Company's products in development, (iii) the Company's ability to manufacture grafts that taper, (iv) HydroThane's bacterial resistance, clot resistance, and biocompatibility, (v) the sufficiency of the Company's liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

Item 7. Financial Statements                                                   Page
The following documents are filed as part of this report on Form 10-KSB

Report of Independent Certified Public Accountants                             F-1

Consolidated Balance Sheet at March 31, 2001                                   F-2

Consolidated Statements of Operations for the years ended
   March 31, 2001 and 2000                                                     F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
   March 31, 2001 and 2000                                                     F-4

Consolidated Statements of Cash Flows for the years ended
   March 31, 2001 and 2000                                                     F-5 - F-6

Notes to Consolidated Financial Statements                                     F-7 - F-20

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

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this item will be set forth in the sections entitled "Management" and "Section 16(a) Beneficial Ownership, Reporting, and Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2001 and to be filed with the Securities and Exchange Commission not later than July 29, 2001, and is incorporated herein by this reference.

Item  10.  Executive  Compensation

          The information required by this item will be set forth under the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2001 and to be filed with the Securities and Exchange Commission not later than July 29, 2001, and is incorporated herein by this reference.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The information required by this item will be set forth in the sections entitled "Share Ownership" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2001 and to be filed with the Securities and Exchange Commission not later than July 29, 2001, and is incorporated herein by this reference.

Item  12.  Certain  Relationships  and  Related  Transactions

     The information required by this item will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2001 and to be filed with the Securities and Exchange Commission not later than July 29, 2001, and is incorporated herein by this reference.

Item  13.  Exhibits,  Financial  Statement Schedules, and Reports on Form 10-KSB

     (a)  The  following  are  filed  as  part  of  this  Form  10-KSB:

          (1) Financial Statements: For a list of financial statements which are filed as part of this Form 10-KSB, See Page 11
          (2)  Exhibits

          Exhibit  Number:

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

           21       Subsidiaries  of  CardioTech

           23 Consent of BDO Seidman, LLP, Independent Certified Public Accountants

     (b)  Reports  on  Form  8-K:  None

Copies of these exhibits are available for a reasonable fee upon written request to the Company at its corporate headquarters: CardioTech International, Inc., 78-E Olympia Avenue, Woburn, MA 01801. ATTN: Thomas F. Lovett.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheet of CardioTech International, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of CardioTech International, Inc. and subsidiaries at March 31, 2001, and the results of their operations and their cash flows for the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                                BDO Seidman, LLP

Boston,  Massachusetts
May  18,  2001

                         CARDIOTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31,
                                                                   2001
                                                               ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                    $ 5,110,000
  Accounts receivable -- trade                                      55,000
  Accounts receivable -- other                                      97,000
  Inventory                                                         74,000
  Prepaid expenses                                                  63,000
                                                               ------------
    Total Current Assets                                         5,399,000

Property and equipment, net                                        330,000
Cash held in escrow                                                712,000
Other non-current assets, net                                      810,000
                                                               ------------

Total Assets                                                   $ 7,251,000
                                                               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                             $   382,000
  Accrued expenses                                                 345,000
  Deferred revenue                                                  92,000
                                                               ------------
    Total Current Liabilities                                      819,000

Long-term Obligations:
  7% convertible senior notes due 2003                             378,000
                                                               ------------

    Total Liabilities                                            1,197,000
                                                               ------------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value, 20,000,000 shares authorized,
      8,517,930 issued and 8,497,108 outstanding                    85,000
  Additional paid-in capital                                    14,680,000
  Accumulated deficit                                           (8,226,000)
  Notes receivable from officers and consultants                  (445,000)
                                                               ------------
                                                                 6,094,000
  Less: treasury stock, 20,822 shares at cost                      (40,000)
                                                               ------------
    Total Stockholders' Equity                                   6,054,000
                                                               ------------

    Total Liabilities and Stockholders' Equity                 $ 7,251,000
                                                               ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED MARCH 31,
                                                2001          2000
                                            ------------  ------------
Revenue :
  Product sales                             $   773,000   $   493,000
  Research grants and contracts                 311,000       624,000
  Royalties                                     459,000       380,000
                                            ------------  ------------
                                              1,543,000     1,497,000
                                            ------------  ------------

Operating Expenses:
  Cost of product sales                         767,000       841,000
  Cost of research grants and contracts         147,000       465,000
  Research and development                      410,000       975,000
  Selling, general and administrative         1,736,000     2,875,000
                                            ------------  ------------
                                              3,060,000     5,156,000
                                            ------------  ------------

Loss from operations                         (1,517,000)   (3,659,000)
                                            ------------  ------------

Other Income (Expense):
  Gain on sale of subsidiary                  7,337,000             -
  Interest expense                             (289,000)     (211,000)
  Interest income                               165,000        56,000
  Other income                                    9,000             -
                                            ------------  ------------
Other income (expense), net                   7,222,000      (155,000)
                                            ------------  ------------

Net income (loss)                           $ 5,705,000   $(3,814,000)
                                            ============  ============

Other comprehensive  income (loss):
  Foreign currency translation adjustment        24,000       (12,000)
                                            ------------  ------------

Comprehensive income (loss)                 $ 5,729,000   $(3,826,000)
                                            ============  ============

Net income (loss) per common share:
  Basic                                     $      0.68   $     (0.58)
                                            ============  ============
  Diluted                                   $      0.61   $     (0.58)
                                            ============  ============

Shares used in computing net income (loss)
  per common share:
  Basic                                       8,424,374     6,541,545
                                            ============  ============
  Diluted                                     9,393,742     6,541,545
                                            ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                               CARDIOTECH INTERNATIONAL, INC.
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                 Subscription
                                                  Common Stock                                    and Notes
                                             ---------------------  Additional                     Receivable
                                              Number of               Paid-In     Accumulated    from Officers     Treasury
                                                Shares     Amount     Capital       Deficit      and Consultant     Stock
                                             ------------  -------  -----------  -------------  ----------------  ----------
Balance at March 31, 1999                       6,138,916  $61,000  $10,151,000  $(10,117,000)  $      (200,000)  $       -

Conversion of convertible preferred               353,123    4,000      496,000
   shares to common stock
Issuance of common stock in connection            446,153    4,000      721,000
   with acquisition
Issuance of common stock in connection            191,875    2,000      129,000
   with exercise of stock options
Issuance of common stock in connection            969,000   10,000    1,459,000
   with exercise of stock warrants
Fair value of options granted to consultant                           1,136,000
Payment of officer note                                                                                  50,000
Net loss                                                                           (3,814,000)
Effect of cumulative translation adjustment
                                             ------------  -------  -----------  -------------  ----------------  ----------

Balance at March 31, 2000                       8,099,067   81,000   14,092,000   (13,931,000)         (150,000)          -

Issuance of common stock in connection            254,750    3,000      311,000                        (295,000)
   with exercise of stock options
Issuance of common stock in connection             97,000    1,000      144,000
   with exercise of stock warrants
Issuance of common stock in connection             67,113                79,000
   with license agreement
Fair value of options granted to consultant                              54,000
Treasury stock, at cost                                                                                             (40,000)
Net income                                                                          5,705,000
Effect of cumulative translation adjustment
                                             ------------  -------  -----------  -------------  ----------------  ----------

Balance at March 31, 2001                       8,517,930  $85,000  $14,680,000  $ (8,226,000)  $      (445,000)  $ (40,000)
                                             ============  =======  ===========  =============  ================  ==========

                                               Accumulated         Total
                                                  Other         Stockholders'
                                              Comprehensive        Equity
                                              Income (Loss)       (Deficit)
                                             ---------------  ---------------
Balance at March 31, 1999                    $      (12,000)  $     (117,000)

Conversion of convertible preferred                                  500,000
   shares to common stock
Issuance of common stock in connection                               725,000
   with acquisition
Issuance of common stock in connection                               131,000
   with exercise of stock options
Issuance of common stock in connection                             1,469,000
   with exercise of stock warrants
Fair value of options granted to consultant                        1,136,000
Payment of officer note                                               50,000
Net loss                                                          (3,814,000)
Effect of cumulative translation adjustment         (12,000)         (12,000)
                                             ---------------  ---------------

Balance at March 31, 2000                           (24,000)          68,000

Issuance of common stock in connection                                19,000
   with exercise of stock options
Issuance of common stock in connection                               145,000
   with exercise of stock warrants
Issuance of common stock in connection                                79,000
   with license agreement
Fair value of options granted to consultant                           54,000
Treasury stock, at cost                                              (40,000)
Net income                                                         5,705,000
Effect of cumulative translation adjustment          24,000           24,000
                                             ---------------  ---------------

Balance at March 31, 2001                    $            -   $    6,054,000
                                             ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                               CARDIOTECH INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED MARCH 31,
                                                                      2001          2000
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 5,705,000   $(3,814,000)
  Adjustments to reconcile net income (loss) to net
    cash flows used by operating activities:
    Fair value of options granted to consultant                        54,000     1,136,000
    Interest paid by issuance of convertible senior notes              37,000       140,000
    Depreciation and amortization                                     338,000       353,000
    Write-off of deferred debt issuance costs                          88,000             -
    Gain on sale of subsidiary                                     (7,337,000)            -
    Changes in operating assets and liabilities (net of effects of disposition of subsidiary in  2001 and Tyndale Plains-Hunter acquisition in 2000):
      Accounts receivable                                             277,000       (71,000)
      Inventory                                                        17,000      (112,000)
      Prepaid expenses                                                (38,000)        3,000
      Other assets                                                     93,000       (71,000)
      Accounts payable                                               (129,000)      125,000
      Accrued expenses                                                 70,000       (11,000)
      Deferred revenue                                                 49,000
                                                                  ------------  ------------
    Net cash used by operating activities                            (776,000)   (2,322,000)
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (67,000)      (91,000)
  Proceeds from sale of subsidiary, less cash held in
    escrow of $700,000 and transaction costs of $230,000            6,070,000             -
  Acquisition of Tyndale Plains-Hunter, net                                 -      (327,000)
                                                                  ------------  ------------
    Net cash provided (used) by investing activities                6,003,000      (418,000)
                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment) issuance of
    convertible senior notes                                       (1,975,000)      486,000
  Payment of premium on repayment of senior notes                     (59,000)            -
  Net proceeds from issuance of common stock                          164,000     1,600,000
  Purchase of treasury stock                                          (40,000)            -
  Net proceeds from repayment of officer notes                              -        50,000
                                                                  ------------  ------------
    Net cash provided (used) by financing activities               (1,910,000)    2,136,000
                                                                  ------------  ------------

  Effect of exchange rate changes on cash
    and cash equivalents                                                    -         5,000
                                                                  ------------  ------------

Net increase (decrease) in cash and cash equivalents                3,317,000      (599,000)

Cash and cash equivalents at beginning of year                      1,793,000     2,392,000
                                                                  ------------  ------------

Cash and cash equivalents at end of year                          $ 5,110,000   $ 1,793,000
                                                                  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:

                                                         FOR THE YEARS ENDED MARCH 31,
                                                         -----------------------------
                                                                2001         2000
                                                           -------------  -----------
Common stock issued in connection with acquisition         $          -  $     725,000
Conversion of preferred stock                                         -        500,000
License acquired with issuance of common stock                   79,000              -
Issuance of notes receivable from officers                       15,000              -
Issuance of stock subscription receivable from consultant       280,000              -
Interest income received                                        166,000         50,000
Interest expense paid                                            59,000              -
Income taxes paid                                                     -              -

The accompanying notes are an integral part of these consolidated financial statements.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE  OF  BUSINESS

     CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes, that has been demonstrated to be biocompatible and non-toxic. The Company is headquartered in Woburn, Massachusetts where it also operates its manufacturing and laboratory facilities.

A.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

     CardioTech was incorporated in March 1993. CardioTech and CardioTech International, Ltd. ("CTL") were spun off of PolyMedica Industries, Inc. ("PMI") in June 1996. CardioTech Acquisition Corp, a wholly-owned subsidiary of the Company, was incorporated in April 1999. CTL was sold in November 2000.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash  and  Cash  Equivalents

     Cash and Cash Equivalents include cash on hand, demand deposits and short term investments with original maturities of three months or less. Cash equivalents represent a deposit in a money market account of $4,676,000.

Accounts  Receivable  -  Other

     Accounts Receivable - Other principally consist of revenue receivable from research and development work completed on National Institute of Health Small Business Innovative Research Grants and royalty income receivable.

Revenue  Recognition  -  Product,  Research  and  Royalty  Revenue

     Revenue is generated in connection with the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

     During the years ended March 31, 2001 and 2000 the Company earned revenue from one and two Small Business Innovation Research (SBIR) grants, respectively, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized ratably over the term of the grant on a percentage of completion basis.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research  and  Development  Expense

     Research  and  development  expense  is  charged  to  expense  as incurred.

Foreign  Currency  Translation

     In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign subsidiary, which was disposed of in November 2000, are translated into US dollars using current exchange rates at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the year. Transaction gains and losses are recorded in the Consolidated Statements of Operations.

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

Inventory

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market, and is made up of Raw Materials, Work in Process, and Finished Goods of $38,000, $3,000, and $33,000, respectively.

Basic  and  Diluted  Earnings  Per  Share

     The Company follows SFAS No. 128 "Earnings Per Share" where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.

     Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares also result from the assumed conversion of convertible debt using the "If Converted" method. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.

Income  Taxes

     The Company follows SFAS No. 109 "Accounting for Income Taxes" where deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using currently enacted tax rates. A valuation reserve against the net deferred assets is recorded, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Debt  Issuance  Cost

     The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the life of the debt. The Company wrote-off the remaining $88,000 of debt issuance costs during fiscal 2001 in connection with the repayment of the related debt. (See Note L).

Goodwill

     Goodwill resulting from the purchase of Tyndale Plains-Hunter in 2000 was capitalized and is being amortized on a straight-line basis over a five-year period. The goodwill was originally recorded at $1,082,000 and has net book value of $703,000 at March 31, 2001. For the years ended March 31, 2001 and
2000, amortization related to the goodwill was $216,000 and $163,000, respectively.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent  Accounting  Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Adoption of the new standard is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2001 and it did not have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin was adopted in the year ended March 31, 2001. The initial adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

B.  RELATED  PARTY  TRANSACTIONS

     In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are with recourse with respect to 25% of the initial principal, are secured by the common stock and warrants underlying the units. The principal balance due is shown as Subscriptions and Notes Receivable from Officers and Consultants in the Stockholders' Equity section of the consolidated balance sheet. As of March 31, 2001, the principal balance outstanding was $150,000.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.  LICENSE  AGREEMENTS

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

D.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  at  March  31,  2001  consists  of the following:

     Laboratory equipment                                             $ 494,000
     Furniture, fixtures and office equipment                           113,000
     Leasehold improvements                                             127,000
                                                                    ------------
                                                                        734,000
     Less accumulated depreciation and amortization                    (404,000)
                                                                    ------------

                                                                      $ 330,000
                                                                     ===========

     Depreciation expense for property and equipment for the fiscal years ended March 31, 2001 and 2000 was approximately $122,000 and $136,000, respectively.

E.  ACCRUED  EXPENSES

     Accrued  expense  at  March  31,  2001  consists  of  the  following:

     Legal and professional fees                                      $  125,000
     Salaries and benefits                                                26,000
     Research and development                                            119,000
     Accrued interest                                                     17,000
     Other                                                                58,000
                                                                   -------------

                                                                      $  345,000
                                                                     ===========

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.  INCOME  TAXES

     Income (loss) before income taxes was generated as follows in the years ended March 31:

                                         2001          2000
                                      -----------  ------------
     United States                    $6,101,000   $(2,740,000)
     Foreign                            (396,000)   (1,074,000)
                                      -----------  ------------

                                      $5,705,000   $(3,814,000)
                                      ===========  ============

     Reconciliation between the Company's effective tax rate and the United States statutory rate is as follows:

                                                      2001    2000
                                                     ------  ------
     Expected federal tax rate                        34.0%  -34.0%
     State income taxes, net of federal tax benefit    6.2%   -4.5%
     Other                                             3.1%   -0.8%
     Foreign tax rate differential                     0.0%    2.8%
     Change in valuation allowance                   -43.3%   36.5%
                                                     ------  ------

     Effective tax rate                                0.0%    0.0%
                                                     ======  ======

     A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of this asset. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2001:

     Deferred Tax Assets (Liabilities):

     Net operating loss carryforwards                   $ 1,590,000
     Tax credits                                             77,000
     Other                                                    5,000
     Depreciation                                           (37,000)
                                                        ------------
     Net deferred tax asset before valuation allowance    1,635,000

     Valuation allowance                                 (1,635,000)
                                                        ------------

     Net deferred tax asset                             $         -
                                                        ============

     As of March 31, 2001, the Company had Federal net operating loss carryforwards of approximately $3,997,000 available to offset future taxable income that begin to expire in 2010 through 2020.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.  CONCENTRATION  OF  CREDIT  RISK  AND  MAJOR  CUSTOMERS

     Customers comprising more than 10% of CardioTech's total revenues for the years ended March 31 are shown as follows:

                  2001   2000
                  -----  -----

     Customer A    26%     8%
     Customer B    24%    17%
     Customer C    17%    41%

H.  LEASE  COMMITMENTS

     The Company leases offices, laboratory and manufacturing space under non-cancelable operating leases. Future minimum lease payments are as follows for the years ending March 31:

    2002                     $    228,000
    2003                          141,000
                             ------------

                             $    369,000
                             ============

     Rent expense for operating leases was $261,000 and $240,000 for the years ended March 31, 2001 and 2000, respectively.

I.  LONG  TERM  OBLIGATIONS

     7%  Convertible  Senior  Notes  due  2003
     -----------------------------------------

     On March 31, 1998, the Company issued $1,660,000 of 7% Convertible Senior Notes (the "Senior Notes") with a maturity date of March 20, 2003 to Dresdner Kleinwort Benson Private Partners LP ("DKB"). The Senior Notes and accrued interest were repaid in connection with proceeds related to the disposition of the Company's UK subsidiary (See Note L).

     On September 24, 1999, the Company issued a 7% Convertible Senior Note ('the Note") in the amount of $340,000 to DKB, on terms similar to and as an amendment to the Note Purchase Agreement, as amended, dated March 31, 1998.

     As of March 31, 2001, accrued interest on the Note amounted to $38,000. This accrued interest was converted into additional senior notes at the election of DKB. The principal balance of Notes outstanding as of March 31, 2001 was $378,000.

     The Note ranks senior to all other securities of the Company upon liquidation. At any time prior to maturity, DKB may convert the Note, in whole or in part, plus accrued interest into common stock of the Company at a conversion price of $1.995, which is subject to adjustment in certain events. As a result of the private placement of the Units, as described in Note J, the conversion price was adjusted to $1.676 per share.

     Prior to maturity, the Note is redeemable by the Company at a premium, which ranges from 105% to 100% of principal. Upon the occurrence of a change of control, DKB may require the Company to repurchase the Note at a premium. At maturity, and under certain conditions, the Company may repay the Note, plus accrued interest, by converting them, in whole or in part, into common stock of the Company at the conversion price.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, certain financial and other covenants exist, including, but not limited to, maintenance of working capital and positive net worth, maintenance of share listing on the AMEX (or other acceptable national exchange), and receipt of an unqualified audit opinion without a going concern emphasis of matter paragraph from independent public accountants.

J.  STOCKHOLDERS'  EQUITY

     Common  Stock  Options  and  Warrants
     -------------------------------------

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

     The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. The promissory notes, which are with recourse with respect to 25% of the initial principal balance, are secured by the common stock and warrants underlying the Units. Interest in the amount of $16,000 was accrued as of March 31, 2001. As of March 31, 2001, the principal balance outstanding is $150,000.

     During the fiscal year ended March 31, 2000, warrants representing 969,000 shares of the Company's common stock were exercised, resulting in cash proceeds of $1,469,000 to CardioTech. In connection with the exercise of the warrants, the Company granted to the placement agent and certain of its employees, warrants to purchase an additional 200,000 shares of the Company's common stock at an exercise price of $1.88 per share (the closing price of the shares on the date of the agreement). The warrants have an expiration date of March 5, 2005. In connection with the purchase of Tyndale Plains-Hunter, Ltd. (See Note K), the Company issued 446,153 shares of common stock. In connection with the exercise of stock options, the Company issued 191,875 shares of common stock, resulting in cash proceeds of $131,000.

     During the fiscal year ended March 31, 2001, warrants representing 97,000 shares of the Company's common stock were exercised, resulting in cash proceeds of $145,000 to CardioTech. In connection with the exercise of stock options, the Company issued 24,750 shares of common stock, resulting in cash proceeds of $19,000. The Company also issued stock as a result of the exercise of options by a director for 30,000 shares of the Company's common stock, in exchange for a promissory note payable on April 30, 2001 in the principal amount of $15,000 and bearing interest at the rate of 4.54% per annum. As of March 31, 2001, the principal and accrued interest outstanding is approximately $16,000.

     The Company also issued stock as a result of the exercise of options by a consultant for 200,000 shares of the Company's common stock, in exchange for a stock subscription receivable in June 2000 and July 2000 in the aggregate amount of $280,000, all of which remains outstanding as of March 31, 2001.

     In April 2000, the Company issued 67,113 shares of the Company's common stock to PolyBioMed Ltd., having a fair market value of $79,000 on the date of issuance, in consideration of a technology license agreement. In May 2000, the Company also loaned PolyBioMed Ltd $40,000. In June 2000, PolyBioMed Ltd. delivered to the Company 20,822 shares of the originally issued common stock at a cost of $40,000 in repayment of the loan, which has been recorded as treasury stock as of March 31, 2001.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.  ACQUISITION

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

     TPH merged with and into Acquisition Sub (the "Merger"), with Acquisition Sub surviving the Merger and remaining a wholly owned subsidiary of CardioTech. Each share of TPH common stock was (i) converted into the right to receive 0.24 of a share of CardioTech common stock and (ii) exchanged for additional cash consideration. The purchase price paid by CardioTech consisted of 446,153 shares of the Company's common stock valued at $725,000 ($1.625 per share) and cash of $350,000. Approximately $100,000 of the cash consideration was placed into escrow pursuant to terms of the Merger Agreement. In connection with this transaction, the Company assumed liabilities of approximately $178,000 and incurred acquisition costs of approximately $78,000. The excess of the purchase price over the net assets is approximately $1,082,000 and has been allocated to goodwill. The transaction was recorded in accordance with the purchase method of accounting. The consolidated statements of operations and cash flows include the results of operations and cash flows of the acquired business for the entire year for the year ended March 31, 2001 and for the period from June 30, 1999 through March 31, 2000 for the year ended March 31, 2000.

     The unaudited pro forma results of operations of the Company and acquired business for the year ended March 31, 2000 assuming the acquisition had occurred on April 1, 1999 and after giving effect to certain pro forma adjustments are as follows:

                                                  2000
                                              ------------
     Revenues                                 $ 1,638,000
                                              ============

     Net loss                                 $(3,849,000)
                                              ============

     Loss per share                           $     (0.59)
                                              ============

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.  DISPOSITIONS

     On November 17, 2000, the Company entered into a Share Purchase Agreement in respect of CardioTech International Ltd. (the "Agreement") with Nervation Limited ("Nervation"). This Agreement provided for the purchase of all the issued and outstanding ordinary shares (the "Shares") of CardioTech International, Ltd. ("CTL") by Nervation from CardioTech for total cash consideration of $7,000,000. The Company obtained stockholder approval for the sale of the Shares on October 26, 2000.

     The Company agreed to i) transfer all the Shares of CTL to Nervation; ii) extend the right to Nervation the use of the name "CardioTech" and/or any similar imitations thereof for a period of not less than five (5) years; iii) transfer legal title to all assets used by CTL in connection with manufacturing, marketing, development and exploration of the access and peripheral grafts (the "Business"); iv) grant an exclusive worldwide license to manufacture the specific formulation of Chronoflex RC for the Business in certain events including business interruption, sale, merger or acquisition of the Company and/or the inability of the Company to furnish the Chronoflex RC to Nervation in sufficient quantity and/or consistently and on a reasonable and timely commercial basis; v) grant Nervation the option to become the exclusive distributor of the Company's CardioPass Coronary Artery Bypass Graft ("CABG") in Europe. If Nervation exercises this option, it agreed to fund up to $3,000,000 to perform European clinical trials to obtain CE Marking; vi) enter into a covenant by the Company not to compete with Nervation in the manufacturing, marketing, development and exploitation of the access and peripheral grafts currently used in the Business, including the Vasculink Vascular Access Graft and the Myolink Arterial Bypass Graft; vii) assign all Trademarks and Intellectual Property used in connection with the Business and assets being transferred to Nervation; and viii) purchase CABG grafts from Nervation. Nervation agreed to supply the Company with such grafts. This is subject to the Company's ability to obtain another supplier and to obtain the transfer of the technology.

     In exchange for the above referenced terms and conditions the Company received and/or maintained as consideration for consummating said transaction i) a cash payment of $7,000,000; ii) the exclusive, worldwide right to the CABG and a covenant from Nervation not to compete directly or indirectly with the CABG product utilizing ChronoFlex technology; iii) the release of certain obligations and guarantees with respect to certain debts and obligations of CTL; and iv) an advance payment of $200,000 for ChronoFlex RC to be sold to Nervation.

     In connection with the transaction, the Company repaid approximately $2,034,000 of 7% senior convertible notes held by Dresdner Kleinwort Benson Private Equity Partners LP, including all accrued interest and redemption premiums. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. The Company incurred transaction related costs of approximately $230,000.

     The unaudited financial data related to the CTL operations for the period from April 1, 2000 through November 17, 2000 and the year ended March 31, 2000 are as follows:

                             2001         2000
                          ----------  ------------

     Revenues             $  64,000   $    67,000
     Net loss             $(396,000)  $(1,074,000)
     Net loss per share:
       Basic              $   (0.05)  $     (0.16)
       Diluted            $   (0.05)  $     (0.16)

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.  ENTERPRISE  AND  RELATED  GEOGRAPHIC  INFORMATION

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

                                    2001          2000
                                 -----------  ------------
     Net  Sales:
       Domestic                  $1,479,000   $ 1,430,000
       Europe                        64,000        67,000
                                 -----------  ------------

                                 $1,543,000   $ 1,497,000
                                 ===========  ============

     Net  Income  (Loss):
       Domestic                  $6,101,000   $(2,740,000)
       Europe                      (396,000)   (1,074,000)
                                 -----------  ------------

                                 $5,705,000   $(3,814,000)
                                 ===========  ============

     Total  Assets:
       Domestic                  $7,251,000   $ 3,713,000
       Europe                             -       451,000
                                 -----------  ------------

                                 $7,251,000   $ 4,164,000
                                 ===========  ============

     Long Lived Assets, Net:
       Domestic                  $1,160,000   $ 1,442,000
       Europe                             -       296,000
                                 -----------  ------------

                                 $1,160,000   $ 1,738,000
                                 ===========  ============

N.  SUPPLEMENTAL  DISCLOSURES  FOR  STOCK-BASED  COMPENSATION

     CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of 5,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). During fiscal 2000, the Company issued options to a consulting firm to purchase 700,000 shares of the Company's common stock, which were valued using the Black Scholes Model. The fair value of the options granted of $1,136,000 was recorded as consulting expense and is included in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended March 31, 2000.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the years ended March 31, 2001 and 2000 are as follows:

                                      NUMBER       WEIGHTED AVERAGE
                                    OF  SHARES      EXERCISE PRICE
                                 -----------------  -----------------
     Outstanding March 31, 1999         1,503,389   $            1.81
       Granted                          1,266,414                2.13
       Cancelled                         (196,500)               2.01
       Exercised                         (191,875)               1.31
                                 -----------------
     Outstanding March 31, 2000         2,381,428                2.06
       Granted                          1,188,454                1.20
       Cancelled/Expired                 (981,887)               1.51
       Exercised                         (254,750)               1.23
                                 -----------------
     Outstanding March 31, 2001         2,333,245                1.86
                                 =================

     Summarized information about stock options outstanding at March 31, 2001 is as follows:

                                                                 Exercisable
                                                             -------------------
                                      Weighted
                                      Average     Weighted              Weighted
                        Number Of    Remaining     Average               Average
        Range Of         Options    Contractural  Exercise   Number Of  Exercise
     Exercise Prices   Outstanding      Life        Price     Options     Price
     ----------------  -----------  ------------  ---------  ---------  --------
     0.50 - $0.88         919,050           7.0  $    0.68    660,044  $    0.64

     1.12 - $1.94         604,731           6.3  $    1.85    542,401  $    1.87

     2.06 - $2.25         198,500           8.9  $    2.17    159,250  $    2.20

     3.06 - $3.80         610,964           9.0  $    3.54    606,879  $    3.55
                       -----------                           ---------

     0.50 - $3.80       2,333,245           7.5  $    1.86  1,968,574  $    2.00
                       ===========                           =========

     Options exercisable at March 31, 2001 and March 31, 2000 were 1,968,574 and 1,789,587 respectively.

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

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation cost for the Company's stock option grants been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

                                          YEAR ENDED MARCH 31,
                                       -------------------------
                                          2001          2000
                                       -----------  ------------
     Net income (loss):
       As reported                     $5,705,000   $(3,814,000)
       Pro forma                        4,526,000    (4,314,000)

     Basic income (loss) per share:
       As reported                           0.68         (0.58)
       Pro forma                             0.54         (0.66)

     Diluted income (loss) per share:
       As reported                           0.61         (0.58)
       Pro forma                             0.48         (0.66)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

     The fair value of each option granted during the fiscal years 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2001          2000
                                       -----------  ------------
     Dividend yield                        None         None
     Expected volatility                     80.0%         46.0%
     Risk-free interest rate                  5.6%          5.5%
     Expected life                         10         2 to 10
     Fair value of options granted     $     1.14   $      1.28

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O.  EARNINGS  PER  SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations for the years ended March 31,

                                                     2001         2000
                                                  ----------  ------------
     Numerator:
       Net income (loss) - Basic                  $5,705,000  $(3,814,000)
       Adjustments:
         Convertible debt interest                    25,000            -
                                                  ----------  ------------
       Net income (loss) after assumed conversions
         of dilutive securities - Diluted         $5,730,000  $(3,814,000)
                                                  ==========  ============

     Denominator:
       Common shares outstanding - Basic           8,424,374    6,541,545
       Effect of dilutive securities:
         Options                                     433,890            -
         Warrants                                    309,941            -
         Convertible debt                            225,537            -
                                                  ----------  ------------

       Common shares outstanding - Diluted         9,393,742    6,541,545
                                                  ==========  ============

     Net income (loss) per share:
       Basic                                      $     0.68  $     (0.58)
                                                  ==========  ============
       Diluted                                    $     0.61  $     (0.58)
                                                  ==========  ============

     Options and warrants outstanding during the year ended March 31, 2001 to purchase 2,043,062 shares of common stock were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. All options, warrants and convertible debt outstanding during the year ended March 31, 2000 to purchase 3,859,028 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

P.  SUBSEQUENT  EVENT

     On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech") pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among Cardiotech, CDT and Medtech.

     CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

                 CARDIOTECH INTERNATIONAL, INC. AND SUSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consideration paid by Cardiotech to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from Cardiotech's working capital. In connection with the transaction, Cardiotech acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $75,000. The acquisition will be accounted for in accordance with the purchase method of accounting. Accordingly the Company will allocate the excess purchase price over net assets acquired at their fair market value to identifiable intangible assets and goodwill. Operations of CDT will be included in CardioTech's operations from the date of the acquisition.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June  22,  2001               CardioTech  International,  Inc.

                                      By:  /s/  Michael  Szycher
                                      ---------------------------------
                                      Michael  Szycher
                                      Chairman  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June  22,  2001               /s/  Michael  Szycher
                                      ---------------------------------
                                      Michael  Szycher
                                      Chairman,  Chief  Executive  Officer
                                      (Principal  Executive  Officer)

Dated:  June  22,  2001               /s/  Michael  F.  Adams
                                      ---------------------------------
                                      Michael  F.  Adams
                                      Director

Dated:  June  22,  2001               /s/  Michael  Barretti
                                      ---------------------------------
                                      Michael  Barretti
                                      Director

Dated:  June  22,  2001               /s/  Anthony  J. Armini
                                      ---------------------------------
                                      Anthony  J.  Armini
                                      Director

Dated:  June  22,  2001               /s/  David  C.  Volpe
                                      ---------------------------------
                                      David  C.  Volpe
                                      Acting Chief Financial Officer
                                      (Principal Accounting Officer)

Dated:  June  22,  2001               /s/  Thomas F. Lovett
                                      ---------------------------------
                                      Thomas  F.  Lovett
                                      Controller
                                      (Principal  Accounting Officer)