Form 10QSB
period 2001-06-30
CARDIOTECH INTERNATIONAL INC
filed 2001-08-14
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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
                                                                 ---------------

The number of shares outstanding of the registrant's class of Common Stock as of August 8, 2001 was 8,483,629. There are 23,822 shares held in treasury.

                              CARDIOTECH INTERNATIONAL, INC.
                                        FORM 10-QSB
                             FOR THE QUARTER ENDED JUNE 30, 2001

                                     TABLE OF CONTENTS
                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL  INFORMATION

Item 1.   Condensed Consolidated Financial Statements                                    1

          Condensed Consolidated Balance Sheets at June 30, 2001, and March 31, 2001     2

          Condensed  Consolidated Statements of Operations for the three months ended
            June  30,  2001  and  2000                                                   3

          Condensed  Consolidated Statements of Cash Flows for the three months ended
            June  30,  2001  and  2000                                                   4

          Notes to Condensed Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          8

PART II.  OTHER  INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                      12

Item 4.   Submission of Matters to a Vote of Security Holders                            12

Item 6.   Exhibits and Reports on Form 8-K                                               12

          Signatures                                                                     13

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS


                                  CARDIOTECH INTERNATIONAL, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEET


                                                                 JUNE 30, 2001    MARCH 31, 2001
                                                                ---------------  ----------------
                                                                  (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                     $    3,624,000   $     5,110,000
  Accounts receivable - trade                                          621,000            55,000
  Accounts receivable - other                                           83,000            97,000
  Inventory                                                            142,000            74,000
  Prepaid expenses and other current assets                             30,000            63,000
                                                                ---------------  ----------------
    Total Current Assets                                             4,500,000         5,399,000

Property and equipment, net                                            463,000           330,000
Restricted cash                                                        719,000           712,000
Intangible assets, net                                               1,667,000           703,000
Other non-current assets                                                48,000           107,000
                                                                ---------------  ----------------
    Total Assets                                                $    7,397,000   $     7,251,000
                                                                ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $      364,000   $       382,000
  Accrued expenses                                                     491,000           345,000
  Deferred revenue                                                     263,000            92,000
                                                                ---------------  ----------------
    Total Current Liabilities                                        1,118,000           819,000

Long-term obligations:
  7% convertible senior notes due 2003                                 384,000           378,000
                                                                ---------------  ----------------
    Total Liabilities                                                1,502,000         1,197,000
                                                                ---------------  ----------------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value, 20,000,000 shares authorized;
    8,507,451 issued; and 8,483,629 and 8,486,629 outstanding,
    respectively                                                        85,000            85,000
  Additional paid-in capital                                        14,753,000        14,680,000
  Accumulated deficit                                               (8,438,000)       (8,226,000)
  Notes receivable from officers and consultants                      (461,000)         (445,000)
                                                                ---------------  ----------------
                                                                     5,939,000         6,094,000
  Less: treasury stock, at cost                                        (44,000)          (40,000)
                                                                ---------------  ----------------
    Total Stockholders' Equity                                       5,895,000         6,054,000
                                                                ---------------  ----------------
    Total Liabilities and Stockholders' Equity                  $    7,397,000   $     7,251,000
                                                                ===============  ================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                              -------------------------
                                                   2001        2000
                                              ------------  ------------
Revenue:
  Product sales                               $   518,000   $   227,000
  Research grants and contracts                   103,000        67,000
  Royalties                                       196,000       126,000
                                              ------------  ------------
                                                  817,000       420,000
                                              ------------  ------------

Operating Expenses:
  Cost of product sales                           333,000       286,000
  Cost of research grants and contracts            64,000        60,000
  Research and development                         59,000       110,000
  Selling, general and administrative             556,000       408,000
                                              ------------  ------------
                                                1,012,000       864,000
                                              ------------  ------------
Loss from operations                             (195,000)     (444,000)
                                              ------------  ------------

Other Income (Expense):
  Interest expense                                 (6,000)      (53,000)
  Interest income                                  47,000        39,000
                                              ------------  ------------
    Other income (expense), net                    41,000       (14,000)
                                              ------------  ------------

Net loss before provision for income taxes       (154,000)     (458,000)
Provision for income taxes                         58,000             -
                                              ------------  ------------

Net loss                                      $  (212,000)  $  (458,000)
                                              ============  ============
Other comprehensive loss:
  Foreign currency translation                          -        17,000
                                              ------------  ------------

Comprehensive loss                            $  (212,000)  $  (441,000)
                                              ============  ============

Net loss per common share, basic and diluted  $     (0.02)  $     (0.06)
                                              ============  ============

Shares used in computing net loss per
  common shares, basic and diluted              8,507,451     8,277,618
                                              ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CARDIOTECH INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                        2001         2000
                                                                    ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (212,000)  $ (458,000)
Adjustments to reconcile net loss to net
  cash flows used by operating activities:
    Fair value of options granted to consultants                         57,000            -
    Non-cash interest paid by issuance of convertible senior notes        6,000       40,000
    Depreciation and amortization                                       235,000      100,000
    Changes in operating assets and liabilities (net of
      effects of CDT acquisition in 2001):
      Accounts receivable                                               148,000      (10,000)
      Inventory                                                               -       15,000
      Prepaid expenses and other current assets                          36,000       13,000
      Other assets                                                      (55,000)           -
      Accounts payable                                                 (167,000)      82,000
      Accrued expenses                                                   19,000     (106,000)
      Deferred revenue                                                  (28,000)           -
                                                                    ------------  -----------
Net cash (used) provided by operating activities                         39,000     (324,000)
                                                                    ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (91,000)      (8,000)
  Net cash paid for acquisition of CDT, including
    merger related expenses                                          (1,430,000)           -
                                                                    ------------  -----------
Net cash used by investing activities                                (1,521,000)      (8,000)
                                                                    ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                  -      102,000
  Purchase of treasury stock                                             (4,000)           -
                                                                    ------------  -----------
Net cash (used) provided by financing activities                         (4,000)     102,000
                                                                    ------------  -----------

Effect of exchange rate changes on cash
  and cash equivalents                                                        -      (10,000)
                                                                    ------------  -----------

Net decrease in cash and cash equivalents                            (1,486,000)    (240,000)

Cash and cash equivalents at beginning of period                      5,110,000    1,793,000
                                                                    ------------  -----------

Cash and cash equivalents at end of period                          $ 3,624,000   $1,553,000
                                                                    ============  ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. The unaudited condensed consolidated financial statements included herein have been prepared by CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 2001, included in the Company's Annual Report to shareholders. The results of operations for the periods ended June 30, 2001 may not be indicative of the results that may be expected for the year ended March 31, 2002, or any other period.

2. Revenue is generated in connection with the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contacts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

     The  Company also earns revenue from two Small Business Innovation Research
     (SBIR) grants, respectively, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

3. In connection with the Company's private offering on December 22, 1998, the Company's executive officers purchased 160,000 shares of common stock in exchange for promissory notes having a principal balance of $200,000. The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003. As of June 30, 2001, the principal balance outstanding is $150,000. The Company also issued stock as a result of the exercise of options by a consultant for 200,000 shares of the Company's common stock, in exchange for a stock subscription receivable in June and July 2000 in the aggregate amount of $280,000, all of which remains outstanding as of June 30, 2001. As of June 30, 2001, management believes that these receivables continue to be realizable.

4. The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, Earnings Per Share. Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 2,431,376 and 2,381,428 shares of common stock outstanding during the periods ended June 30, 2001 and 2000, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

5. On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech") pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among the Company, CDT and Medtech.

     CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

     The consideration paid by the Company to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from the Company's working capital. In connection with the transaction, the Company acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $130,000. The acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the Company has allocated the excess purchase price over net assets acquired at their fair market value to identifiable intangible assets and goodwill. Operations of CDT have been included in the Company's operations from May 1, 2001, the effective date of the acquisition for accounting purposes.

     The unaudited pro forma results of operations of the Company and acquired business for the three months ended June 30, 2001 and 2000 assuming the acquisition had occurred on April 1, 2001 and 2000 are as follows:


                                  THREE MONTHS ENDED JUNE 30,
                                  ---------------------------
                                        2001       2000
                                    -----------  ---------
                    Revenues        $1,021,000   $992,000
                                    ===========  =========

                    Net loss        $  226,000   $652,000
                                    ===========  =========

                    Loss per share  $    (0.02)  $  (0.08)
                                    ===========  =========

6. The Company views its operations and manages its business as two segments, Biomaterial Sales and Related Activities and Outsourced R&D and Manufacturing. Before the sale of its European operation, the Company viewed the operation as a separate segment. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets. Segment information consists of the following for the three months ended June 30, 2001 and 2000:

                                                Domestic                       Europe
                                ---------------------------------------  -------------------
                                    Biomaterial                              Biomaterial
                                 Sales and Related     Outsourced R&D     Sales and Related
                                    Activities       and Manufacturing       Activities
                                -------------------  ------------------  -------------------
Revenues:
2001                            $          404,000   $          413,000  $                -
2000                                       389,000                    -              31,000

Income (loss) from operations:
2001                            $         (232,000)  $           37,000  $                -
2000                                      (305,000)                   -            (139,000)

Identifiable assets:
2001                            $        7,010,000   $          387,000  $                -
2000                                     3,385,000                    -             427,000


7. In July 2001, the FASB issue SFAS No. 141, "Business Combinations". SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142," Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of its 2003 fiscal year. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are also used to provide access for patients undergoing hemodialysis treatments. The Company develops layered, microporous small bore vascular grafts. The Company is developing a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft. The Company's newly acquired subsidiary, CDT, is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

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

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2001 vs 2000

     Revenue for the three months ended June 30, 2001 was $817,000 as compared to $420,000 for the comparable prior year period, an increase of $397,000, or 95%. This increase was primarily the result of additional outsourced research and development revenue of $413,000 from the newly acquired CDT subsidiary. The revenues for CDT reflect two months of operations from the effective date of acquisition of May 1, 2001 for accounting purposes. The Company also recognized $196,000 in royalties on biomaterials for the three months ended June 30, 2001 as compared to $126,000 for the comparable prior year period, an increase of $70,000 or 56%. Research grants and contracts were $103,000 for the three month period ended June 30, 2001 as compared to $67,000 for the comparable prior year period, an increase of $36,000 or 54%. This increase is primarily a result of a corporate research contract to develop a polyurethane encapsulated stent capable of controlled delivery of an anti-restonitic agent. The increase in revenues was offset by a decrease in biomaterial sales to $105,000 for the three months ended June 31, 2001 from $202,000 for the comparable prior year period, a decrease of $97,000 or 48%. This decrease is primarily a result of a planned reduction of biomaterial shipments to a customer in the first quarter of 2002 as a result of equipment installation at the Company's manufacturing facility in Woburn, MA.

     Cost of product sales for the three months ended June 30, 2001 was $333,000, as compared to $286,000 for the comparable prior year period, an increase of $47,000 or 16%. Gross margin on product sales was approximately 36% for the three months ended June 30, 2001 as compared to a negative gross margin of 26% for the comparable prior year period. This marked improvement in gross margins is attributable to margins of 47% contributed by CDT, the Company's newly acquired subsidiary. The margins contributed by CDT were partially offset by a planned reduction of biomaterial shipments to a customer in the first quarter of 2002 as a result of equipment installation at the Company's manufacturing facility in Woburn, MA. Cost of research grants and contracts for the year ended June 30, 2001 was $64,000 as compared to $60,000 for the comparable prior year period, an increase of $4,000 or 7%.

     Research and development expense for the three months ended June 30, 2001 was $59,000, as compared to $110,000 for the comparable prior year period, a decrease of $51,000, or 46%. This decrease was the result of discontinuation of research and development expenditures by Cardiotech International Ltd. ("CTL"), the Company's former UK subsidiary which was disposed of in the third quarter of fiscal 2001.

     Selling, general and administrative expense for the three months ended June 30, 2001 was $556,000, as compared to $408,000 for the comparable prior year period, an increase of $148,000 or 36%. This increase is primarily attributable to $159,000 of selling, general and administrative expenses realized by CDT, the Company's newly acquired subsidiary. Additionally, the Company incurred stock based compensation charges of $57,000 related to the fair value of options granted to consultants. The increases in selling, general and administrative expenses were partially offset by a settlement of a disputed invoice in the amount of $60,000.

     Interest expense for the three months ended June 30, 2001 was $6,000 as compared to $53,000 for the comparable prior year period, a decrease of $47,000 or 89%. The decrease in interest expense is attributable to the lower interest accruals in fiscal 2001 resulting from the repayment of convertible senior debt to Dresdner Kleinwort Benson in connection with the disposition of the CTL in November 2000. Interest income for the three months ended June 30, 2001 was $47,000 as compared to $39,000 for the comparable prior year period, an increase of $8,000 or 21%. The increase in interest income is attributable to excess cash held in money market funds resulting from proceeds received in connection with the disposition of CTL in November 2000.

     Net loss for the three months ended June 30, 2001 was $212,000 as compared to $458,000 for the comparable prior year period, a decrease in net loss of $246,000 or 54%. The decrease in net loss is primarily attributable to the additional revenue and positive gross margin realized as a result of the CDT acquisition. Net loss per share for the three months ended June 30, 2001 was $0.02 per share as compared to $0.06 per share for the comparable prior year period, a decrease in net loss per share of $0.04, or 67%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company provided $39,000 to fund operations during the three months ended June 30, 2001 as compared to the use of $324,000 for the comparable prior year period. For the three months ended June 30, 2001, the Company provided funds through a decrease of $148,000 in accounts receivable and non-cash depreciation and amortization of $235,000. The principal uses of funds for the three months ended June 30, 2001 were a net loss of $212,000 and a decrease in accounts payable of $167,000. Investing activities used cash of $1,521,000 for the three months ended June 30, 2001 as compared a use of cash of $8,000 for the comparable prior year period. The use of cash for investing activities is primarily attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,430,000, including acquisition costs of $130,000; and the purchase of equipment for the Company's Woburn, MA facility in the amount of $91,000. Financing activities used cash of $4,000 for the three months ended June 30, 2001 as compared to providing cash of $102,000 for the comparable prior year period. The cash used was to repurchase 3,000 shares of the Company's common stock in the open market.

     On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech") pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among the Company, CDT and Medtech.

     CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

     The consideration paid by the Company to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from the Company's working capital. In connection with the transaction, the Company acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $130,000. The acquisition has been accounted for in accordance with the purchase method of accounting. Accordingly, the Company has allocated the excess purchase price over net assets acquired at their fair market value to identifiable intangible assets and goodwill. Operations of CDT are included in the Company's operations from May 1, 2001, the effective date of the acquisition for accounting purposes.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through June 30, 2001, CardioTech continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; NIH research grants; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

     As of June 30, 2001, CardioTech was conducting its operations with approximately $3,624,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

            NONE

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

            NONE


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

          (A)  Exhibits:

               NONE

          (B)  Reports  on  Form  8-K:

               Current Report on Form 8-K Dated May 18, 2001 regarding the acquisition of CMED Catheter and Disposables Technology, Inc.

               Current Report on Form 8-K/A Dated July 17, 2001 regarding the acquisition of CMED Catheter and Disposables Technology, Inc.

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



Dated: August 14, 2001