Form 10QSB
period 2001-09-30
CARDIOTECH INTERNATIONAL INC
filed 2001-11-14
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
                                                                  --------------

The number of shares outstanding of the registrant's class of Common Stock as of October 31, 2001 was 8,543,935. The Company held 24,822 shares in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  -     FINANCIAL INFORMATION

Item  1 - Financial Statements

          Condensed Consolidated Balance Sheets at
              September 30, 2001 and March 31,  2001                           3

          Condensed  Consolidated  Statements of Operations
          for the three months and six months ended September
          30,  2001  and  2000                                                 4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended September 30, 2001 and 2000                         5

          Notes to Condensed Consolidated Financial Statements               6-9

Item  2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-14

PART II - OTHER INFORMATION

Item  4 - Submission of Matters to a Vote of Security Holders                 15

Item  6 - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    CARDIOTECH INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 SEPTEMBER 30, 2001    MARCH 31, 2001
                                                                --------------------  ----------------
                                                                    (UNAUDITED)           AUDITED
ASSETS

Current Assets:
  Cash and cash equivalents                                     $         3,144,000   $     5,110,000
  Accounts receivable - trade                                               678,000            55,000
  Accounts receivable - other                                                62,000            97,000
  Inventory                                                                 142,000            74,000
  Prepaid expenses and other current assets                                 113,000            63,000
                                                                --------------------  ----------------
    Total Current Assets                                                  4,139,000         5,399,000

Property and equipment, net                                                 417,000           330,000
Restricted cash (See Note 3)                                                725,000           712,000
Intangible assets, net                                                    1,560,000           703,000
Other non-current assets                                                     48,000           107,000
                                                                --------------------  ----------------
    Total Assets                                                $         6,889,000   $     7,251,000
                                                                ====================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $           182,000   $       382,000
  Accrued expenses                                                          624,000           345,000
  Deferred revenue                                                          259,000            92,000
                                                                --------------------  ----------------
    Total Current Liabilities                                             1,065,000           819,000

Long-term obligations:
  7% convertible senior notes due 2003                                      391,000           378,000
                                                                --------------------  ----------------

    Total Liabilities                                                     1,456,000         1,197,000
                                                                --------------------  ----------------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value, 20,000,000 shares authorized;
   8,507,451 and 8,517,930 issued; and 8,482,629 and 8,497,108 outstanding, as of September 30, 2001 and March 31, 2001,
   respectively                                                              85,000            85,000
  Additional paid-in capital                                             15,424,000        14,680,000
  Accumulated deficit                                                    (9,569,000)       (8,226,000)
  Notes receivable from officers and consultants                           (461,000)         (445,000)
                                                                --------------------  ----------------
                                                                          5,479,000         6,094,000
  Less: treasury stock, at cost                                             (46,000)          (40,000)
                                                                --------------------  ----------------
    Total Stockholders' Equity                                            5,433,000         6,054,000
                                                                --------------------  ----------------

Total Liabilities and Stockholders' Equity                      $         6,889,000   $     7,251,000
                                                                ====================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CARDIOTECH INTERNATIONAL, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                              -------------------------  -------------------------
                                                  2001         2000          2001         2000
                                              ------------  -----------  ------------  -----------
Revenue:
  Product sales                               $   650,000   $  239,000   $ 1,169,000   $  466,000
  Research grants and contracts                    56,000       94,000       159,000      161,000
  Royalties                                        62,000      115,000       258,000      240,000
                                              ------------  -----------  ------------  -----------
                                                  768,000      448,000     1,586,000      867,000
                                              ------------  -----------  ------------  -----------
Operating Expense:
  Cost of sales                                   609,000      278,000     1,006,000      529,000
  Research and development                         72,000      111,000       132,000      281,000
  Selling, general and administrative           1,243,000      468,000     1,798,000      910,000
                                              ------------  -----------  ------------  -----------
                                                1,924,000      857,000     2,936,000    1,720,000

                                              ------------  -----------  ------------  -----------
Loss from operations                           (1,156,000)    (409,000)   (1,350,000)    (853,000)
                                              ------------  -----------  ------------  -----------

Interest Income and Expense:
  Interest expense                                 (7,000)     (54,000)      (13,000)    (107,000)
  Interest income                                  33,000       35,000        79,000       74,000
  Other income                                      3,000            -         3,000            -
                                              ------------  -----------  ------------  -----------
                                                   29,000      (19,000)       69,000      (33,000)
                                              ------------  -----------  ------------  -----------
Loss before provision for income taxes         (1,127,000)    (428,000)   (1,281,000)    (886,000)
Provision for income taxes                         (4,000)           -       (62,000)           -
                                              ------------  -----------  ------------  -----------

Net loss                                      $(1,131,000)  $ (428,000)  $(1,343,000)  $ (886,000)
                                              ============  ===========  ============  ===========

Other comprehensive income (loss):
Foreign currency translation adjustments                -       29,000             -       46,000
                                              ------------  -----------  ------------  -----------

Comprehensive loss                            $(1,131,000)  $ (399,000)  $(1,343,000)  $ (840,000)
                                              ============  ===========  ============  ===========


Net loss per common share, basic and diluted  $     (0.13)  $    (0.05)  $     (0.16)  $    (0.11)
                                              ============  ===========  ============  ===========

Shares used in computing net loss
  per common share, basic and diluted           8,507,451    8,438,637     8,507,451    8,342,546
                                              ============  ===========  ============  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                         CARDIOTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                          2001         2000
                                                      ------------  -----------
Cash flows from operating activities:
  Net Loss                                            $(1,343,000)  $ (886,000)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Fair value of options granted to consultant           729,000            -
    Interest on convertible senior notes                   13,000       80,000
    Depreciation and amortization                         386,000      160,000
    Changes in assets and liabilities:
      Accounts receivable                                 112,000      (99,000)
      Inventory                                                 -       19,000
      Prepaid expenses                                    (47,000)     (69,000)
      Other non-current assets                            (51,000)           -
      Accounts payable                                   (300,000)     (89,000)
      Accrued expenses and other current liabilities       93,000      (69,000)
      Deferred revenues                                   (33,000)           -
                                                      ------------  -----------

    Net cash used by operating activities                (441,000)    (953,000)
                                                      ------------  -----------

Cash flows from investing activities:
    Purchase of property and equipment                    (89,000)     (36,000)
    Net cash paid for acquisition of CDT, including
      merger related expenses                          (1,430,000)           -
                                                      ------------  -----------

    Net cash used by investing activities              (1,519,000)     (36,000)
                                                      ------------  -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    -      467,000
  Purchase of treasury stock                               (6,000)           -
                                                      ------------  -----------

    Net cash provided by financing activities              (6,000)     467,000
                                                      ------------  -----------

    Effect of exchange rate changes on cash                     -        8,000
                                                      ------------  -----------

    Net decrease in cash and cash equivalents          (1,966,000)    (514,000)

    Cash and cash equivalents at beginning of period    5,110,000    1,793,000
                                                      ------------  -----------

    Cash and cash equivalents at end of period        $ 3,144,000   $1,279,000
                                                      ============  ===========

Supplemental Disclosure of Cash Flow Information:
  Acquisition of CDT:
    Fair value of assets acquired                     $(1,905,000)  $        -
    Liabilities assumed                                   475,000            -
                                                      ------------  -----------
      Cash paid for acquisition of CDT                $(1,430,000)  $        -
                                                      ============  ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1. The unaudited condensed consolidated financial statements included herein have been prepared by CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 2001, included in the Company's Annual Report to shareholders. The results of operations for the periods ended September 30, 2001 may not be indicative of the results that may be expected for the fiscal year ended March
31,  2002,  or  any  other  period.

2. Revenue is generated in connection with the development and sale of ChronoFlex and other proprietary biomaterials for use in medical devices. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts and related accounting literature. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

The  Company  also  earns  revenue  from  two Small Business Innovation Research
(SBIR) grants, respectively, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

3. On November 17, 2000, the Company entered into a Share Purchase Agreement in respect of CardioTech International Ltd. (the "Agreement") with Nervation Limited ("Nervation"). This Agreement provided for the purchase of all the issued and outstanding ordinary shares (the "Shares") of CardioTech International, Ltd. ("CTL") by Nervation from CardioTech for total cash consideration of $7,000,000. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. As of September 30, 2001, the balance outstanding on this restricted cash, including accrued interest, is $725,000.


4. In connection with the Company's private offering on December 22, 1998, the Company's executive officers purchased 160,000 shares of common stock in exchange for promissory notes having a principal balance of $200,000. The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. As of September 30, 2001, the principal balance outstanding is $150,000. The Company also issued stock as a result of the exercise of options by a consultant for 200,000 shares of the Company's common stock, in exchange for a stock subscription receivable in June and July 2000 in the aggregate amount of $280,000, all of which remains outstanding as of Sepember 30, 2001. As of September 30, 2001, management believes that these receivables continue to be realizable.

5. The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, Earnings Per Share. Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 3,071,376 and 2,381,428 shares of common stock outstanding during the periods ended September 30, 2001 and 2000, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

6. On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech") pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among the Company, CDT and Medtech.

CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

The consideration paid by the Company to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from the Company's working capital. In connection with the transaction, the Company acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $130,000. The acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the Company has allocated the excess purchase price over net assets acquired at their fair market value to goodwill. Operations of CDT have been included in the Company's operations from May 1, 2001, the effective date of the acquisition for accounting purposes.

The unaudited pro forma results of operations of the Company and acquired business for the three and six months ended September 30, 2001 and 2000 assuming the acquisition had occurred on April 1, 2001 and 2000 are as follows:

                   THREE MONTHS ENDED            SIX MONTHS ENDED
                      SEPTEMBER 30,               SEPTEMBER 30,
                -------------------------  --------------------------
                    2001         2000          2001          2000
                ------------  -----------  ------------  ------------
Revenues        $   769,000   $1,011,000   $ 1,790,000   $ 2,003,000
                ============  ===========  ============  ============

Net loss        $(1,131,000)  $ (388,000)  $(1,357,000)  $(1,040,000)
                ============  ===========  ============  ============

Loss per share  $     (0.13)  $    (0.05)  $     (0.16)  $     (0.12)
                ============  ===========  ============  ============

7. The Company views its operations and manages its business as two segments, Biomaterial Sales and Related Activities and Outsourced R&D and Manufacturing. Before the sale of its European operation, the Company viewed the operation as a separate segment. The Company evaluates performance of its operating segments based on revenues from external customers, income from operations and identifiable assets.

Segment information consists of the following for the three months ended September 30, 2001 and 2000:

                                                Domestic                        Europe
                                ----------------------------------------  -------------------
                                    Biomaterial                               Biomaterial
                                 Sales and Related    Outsourced R&D and  Sales and Related
                                    Activities        and Manufacturing       Activities
                                -------------------  -------------------  -------------------
Revenues:
2001                            $          268,000   $          500,000   $                -
2000                                       419,000                    -               29,000

Income (loss) from operations:
2001                            $       (1,042,000)  $         (114,000)  $                -
2000                                      (239,000)                   -             (170,000)

Identifiable assets:
2001                            $        6,572,000   $         (317,000)  $                -
2000                                     3,522,000                    -              103,000

Segment information consists of the following for the six months ended September 30, 2001 and 2000:

                                                Domestic                        Europe
                                ----------------------------------------  -------------------
                                    Biomaterial                               Biomaterial
                                 Sales and Related    Outsourced R&D and  Sales and Related
                                    Activities        and Manufacturing       Activities
                                -------------------  -------------------  -------------------
Revenues:
2001                            $          672,000   $          914,000   $                -
2000                                       806,000                    -               61,000

Income (loss) from operations:
2001                            $       (1,274,000)  $          (76,000)  $                -
2000                                      (544,000)                   -             (309,000)

Identifiable assets:
2001                            $        6,572,000   $          317,000   $                -
2000                                     3,522,000                    -              103,000

8. On October 10, 2001, the Company provided a $500,000 Line of Credit Facility ("Line of Credit") to Implant Sciences Corporation ("Implant"), a related party (See Note 9). The Line of Credit provides for funding at the discretion of Implant and is subject to a security agreement providing a second lien on substantially all of the assets of Implant. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires
October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002. There have been no borrowings on this Line of Credit as of the date of the filing of this Form 10-QSB.

9. Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. Implant Sciences Corporation ("Implant"), a public company, is a related party with the Company by virtue of its significant business relationships. During the six month period ended September 30, 2001, Implant's corporate staff provided certain financial and accounting services to the Company. There were no amounts due and payable at September 30, 2001 related to such services.

In March 2000, the Company entered into a $250,000 joint research agreement with Implant to develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During the six months ended September 30 2001, the Company received no payments pursuant to the aforementioned agreement.

Certain directors of the Company hold positions as directors of Implant. The CEO and Chairman of the Board of Directors of the Company is also a director of Implant. The CEO and Chairman of the Board of Directors of Implant is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of Implant.

10. During the three and six months ended September 30, 2001, the Company issued options to purchase 600,000 and 660,000 shares of common stock to nonemployees, respectively. In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS No. 123, Accounting for Stock-Based Compensation, the Company valued these shares at approximately $672,000 and $729,000, respectively, which was recorded as stock-based compensation in the accompanying condensed consolidated statements of operations.

11. In July 2001, the FASB issue SFAS No. 141, Business Combinations. SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of its 2003 fiscal year. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

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

RESULTS  OF  OPERATIONS

     Comparison  for  the  Three  Months  Ended  September  30,  2001  and 2000.

     Revenue for the three months ended September 30, 2001 was $768,000 as compared to $448,000 for the comparable prior year period, an increase of $320,000 or 71%. This increase is attributable primarily to increases in product sales, which were $650,000 for the three months ended September 30, 2001 compared to $239,000 for the prior year period, an increase of $411,000 or 172%. The increases in product sales is attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. The Company also recognized $62,000 in royalties on biomaterials for the three months ended September 30, 2001 as compared to $115,000 for the comparable prior year period, a decrease of $53,000 or 46%. Research grants and contracts were $56,000 for the three month period ended September 30, 2001 as compared to $94,000 for the comparable prior year period, a decrease of $38,000 or 68%.

     Cost of product sales for the three months ended September 30, 2001 was $609,000, as compared to $278,000 for the comparable prior year period, an increase of $331,000 or 119%. The increase in cost of product sales is also primarily attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. Gross margin on product sales was approximately 22% for the three months ended September 30, 2001 as compared to 21% for the comparable prior year period. Although CDT contributed gross margins of approximately 47% in the first quarter ended June 30, 2001, CDT experienced cost overruns on certain projects during the second quarter of fiscal 2002 which reduced overall gross margins. Management believes the cost overruns on these projects will not impact the gross margins of future periods.

     Research and development expense for the three months ended September 30, 2001 was $72,000, as compared to $111,000 for the comparable prior year period, a decrease of $39,000, or 35%. This decrease was the result of discontinuation of research and development expenditures by Cardiotech International Ltd. ("CTL"), the Company's former UK subsidiary which was disposed of in the third quarter of fiscal 2001.

     Selling, general and administrative expense for the three months ended September 30, 2001 was $1,243,000, as compared to $468,000 for the comparable prior year period, an increase of $775,000 or 166%. This increase is primarily attributable to a $672,000 charge for noncash stock based compensation related to the fair value of options granted to a consultant. The Company also incurred additional operating expenses related to the operations of CDT that was acquired in May 2001.

     Interest expense for the three months ended September 30, 2001 was $7,000 as compared to $54,000 for the comparable prior year period, a decrease of $47,000 or 87%. The decrease in interest expense is attributable to the lower interest accruals in fiscal 2001 resulting from the repayment of convertible senior debt to Dresdner Kleinwort Benson in connection with the disposition of the CTL in November 2000. Interest income for the three months ended September 30, 2001 was $33,000 as compared to $35,000 for the comparable prior year period, a decrease of $2,000 or 6% due to a lower average cash balance.

     For the three months ended September 30, 2001, the Company recorded a net loss, inclusive of a $672,000 charge for noncash stock based compensation, of $1,131,000 as compared to $428,000 for the comparable prior year period, an increase of $703,000 or 164%. The Company's net loss, excluding the stock based compensation charge of $672,000 for the three months ended September 30, 2001 was $459,000. Accordingly, the increase in the net loss, after exclusion of the stock based compensation charge for the three months ended September 30, 2001, was $31,000 or 7%. Basic and diluted net loss per share for the three months ended September 30, 2001 was $0.13 per share as compared to basic and diluted net loss per share of $0.05 per share for the comparable prior year period, an increase in net loss per share of $0.08.

     Comparison  for  the  Six  Months  Ended  September  30,  2001  and  2000.

     Revenue for the six months ended September 30, 2001 was $1,586,000 as compared to $867,000 for the comparable prior year period, an increase of $719,000 or 83%. This increase is attributable primarily to increases in product sales, which were $1,169,000 for the six months ended September 30, 2001 compared to $466,000 for the prior year period, an increase of $703,000 or 151%. The increases in product sales is attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. The Company also recognized $258,000 in royalties on biomaterials for the six months ended September 30, 2001 as compared to $240,000 for the comparable prior year period, an increase of $18,000 or 8%. Research grants and contracts were $159,000 for the six month period ended September 30, 2001 as compared to $161,000 for the comparable prior year period, a slight decrease of $2,000 or 1%.

     Cost of product sales for the six months ended September 30, 2001 was $1,006,000, as compared to $531,000 for the comparable prior year period, an increase of $475,000 or 89%. The increase in cost of product sales is also primarily attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. Gross margin on product sales was approximately 38% for the six months ended September 30, 2001 as compared to 25% for the comparable prior year period. This improvement in gross margins is attributable in part to 33% margins contributed by CDT, the Company's recently acquired business.

     Research and development expense for the six months ended September 30, 2001 was $131,000, as compared to $282,000 for the comparable prior year period, a decrease of $151,000, or 54%. This decrease was the result of discontinuation of research and development expenditures by Cardiotech International Ltd. ("CTL"), the Company's former UK subsidiary which was disposed of in the third quarter of fiscal 2001.

     Selling, general and administrative expense for the six months ended September 30, 2001 was $1,798,000, as compared to $910,000 for the comparable prior year period, an increase of $888,000 or 98%. This increase is primarily attributable to a $729,000 charge for noncash stock based compensation related to the fair value of options granted to consultants. The Company also incurred additional operating expenses of approximately $214,000 related to the operations of CDT that was acquired in May 2001.

     Interest expense for the six months ended September 30, 2001 was $13,000 as compared to $107,000 for the comparable prior year period, a decrease of $94,000 or 88%. The decrease in interest expense is attributable to the lower debt levels in fiscal 2001 resulting from the repayment of convertible senior debt to Dresdner Kleinwort Benson in connection with the disposition of the CTL in November 2000. Interest income for the six months ended September 30, 2001 was $79,000 as compared to $74,000 for the comparable prior year period, an increase of $5,000 or 7%. The increase in interest income is attributable to excess cash held in money market funds resulting from proceeds received in connection with the disposition of CTL in November 2000.

     For the six months ended September 30, 2001, the Company recorded a net loss, inclusive of a $729,000 charge for noncash stock based compensation, of $1,343,000 as compared to $840,000 for the comparable prior year period, an increase of $503,000 or 60%. The Company's net loss, excluding the stock based compensation charge of $729,000 for the six months ended September 30, 2001 was $614,000. Accordingly, the decrease in the net loss, after exclusion of the stock based compensation charge for the six months ended September 30, 2001, was $226,000 or 27%. Basic and diluted net loss per share for the six months ended September 30, 2001 was $0.16 per share as compared to basic and diluted net loss per share of $0.11 per share for the comparable prior year period, an increase in net loss per share of $0.05.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $441,000 in operations during the six months ended September 30, 2001 as compared to the use of $953,000 for the comparable prior year period. For the six months ended September 30, 2001, the Company's use of funds for operating activities resulted primarily from a net loss of $1,343,000 and a decrease of $300,000 in accounts payables. The uses of funds were offset by a decrease in accounts receivable of $112,000 and noncash charges of $729,000 for the fair value of options granted to consultants and depreciation and amortization of $386,000.

     Investing activities used cash of $1,519,000 for the six months ended September 30, 2001 as compared a use of cash of $36,000 for the comparable prior year period. The use of cash for investing activities is primarily attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,430,000, including acquisition costs of $130,000; and the purchase of equipment for the Company's Woburn, MA facility in the amount of $89,000. Financing activities used cash of $6,000 for the six months ended September 30, 2001 as compared to providing cash of $467,000 for the comparable prior year period. The cash used was to repurchase 3,000 shares of the Company's common stock in the open market.

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

     On October 10, 2001, the Company provided a $500,000 Line of Credit Facility ("Line of Credit") to Implant Sciences Corporation ("Implant"), a related party (See Note 9). The Line of Credit provides for funding at the discretion of Implant and is subject to a security agreement providing a second lien on substantially all of the assets of Implant. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires
October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002. There have been no borrowings on this Line of Credit as of the date of the filing of this Form 10-QSB.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through September 30, 2001, CardioTech continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; NIH research grants; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

     As of September 30, 2001, CardioTech was conducting its operations with approximately $3,144,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

PART  II.    OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company he;d its annual shareholders' meeting on October 1, 2001. Robert R. Detwiler and Michael Barretti were elected as directors of the Company to hold office until the 2003 and 2004 annual meeting of the shareholders, respectively. In addition, the shareholders approved a proposal to amend the Articles of Organization of the Company increasing the number of shares of Common Stock, $.01 par value per share, which the Company is authorized to issue from 20,000,000 shares to 50,000,000 shares. There were 7,691,199 shares voted for, 349,733 shares voted against and 82,735 shares abstaining. The shareholders also approved a proposal to increase the number of shares that may be issued under the 1996 Stock Option Plan to 7,000,000 shares. There were 4,301,991 shares voted for, 462,449 shares voted against and 54,057 abstaining.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K:


(a)  Exhibits:

     10.20 Line of Credit Letter Agreement, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech International Inc.
     10.21 $500,000 Line of Credit Term Grid Note, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech International Inc.
     10.22 Security Agreement, dated October 10, 2001, by and between Implant Sciences Corporation and Cardiotech International Inc.
     10.23 Guaranty of Line of Credit between Implant Sciences Corporation and Cardiotech International Inc. by Anthony J. Armini, dated October 10, 2001.
     10.24 Subordination and Intercreditor Agreement by and between Cardiotech International Inc. and Anthony J. Armini,, Mark Gadarowski, Dennis Gadarowski, Richard Sahagian, and Daryl
               Huntington,  dated  October  10,  2001.
     10.25 Consent of Citizens Bank to Line of Credit Agreement by and between Implant Sciences Corporation and Cardiotech International, Inc., dated October 10, 2001


(b)  Reports  on  Form  8-K

     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     CardioTech International, Inc.

                                          /s/  Michael  Szycher
                                          --------------------------------------
                                          Michael Szycher, Ph.D.
                                          Chairman  and Chief Executive Officer


                                          /s/  David  C.  Volpe
                                          --------------------------------------
                                          David C. Volpe
                                          Acting  Chief  Financial  Officer



                                          /s/  Thomas  Lovett
                                          --------------------------------------
                                          Thomas Lovett
                                          Controller


Dated:  November  13,  2001