Form 10QSB
period 2001-12-31
CARDIOTECH INTERNATIONAL INC
filed 2002-02-14
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                          Commission File No. 0-28034
                                              -------

                         CardioTech International, Inc.
                         -----------------------------
           (Name of small business issuer as specified in its charter)

        Massachusetts                                      04-3186647
------------------------------                         --------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation  or organization                         Identification  No.)

 78  E  Olympia  Avenue,  Woburn,  Massachusetts                   01801
------------------------------------------------                 ---------
  (Address  of  principal  executive  offices)                  (Zip Code)

Registrant's  telephone  number,  including  area  code     (781) 933-4772
                                                            --------------

The number of shares outstanding of the registrant's class of Common Stock as of February 6, 2002 was 9,027,901. The Company held 25,822 shares in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I  -   FINANCIAL INFORMATION

Item 1  -  Financial Statements

     Condensed Consolidated Balance Sheets at
          December 31, 2001, and March 31, 2001                               3

     Condensed Consolidated Statements of Operations
     for the three months and nine months ended December 31,
     2001 and 2000                                                            4

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended December 31, 2001 and 2000                             5

     Notes to Condensed Consolidated Financial Statements                  6-10

Item 2  -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-14

PART II -   OTHER INFORMATION

Item 4  -  Submission of Matters to a Vote of Security Holders               16

Item 6  -  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                   17

PART  I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   CARDIOTECH INTERNATIONAL, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEET


                                                               DECEMBER 31, 2001    MARCH 31, 2001
                                                              -------------------  ----------------
                                                                  (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                   $        3,378,000   $     5,110,000
  Accounts receivable - trade                                            656,000            55,000
  Accounts receivable - other                                             46,000            63,000
  Inventory                                                              168,000            97,000
  Prepaid expenses and other current assets                               89,000            74,000
                                                              -------------------  ----------------
    Total Current Assets                                               4,337,000         5,399,000

Property and equipment, net                                              391,000           330,000
Restricted cash (See Note 3)                                             728,000           712,000
Intangible assets, net                                                 1,453,000           703,000
Other non-current assets                                                  48,000           107,000
                                                              -------------------  ----------------

    Total Assets                                              $        6,957,000   $     7,251,000
                                                              ===================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $          172,000   $       382,000
  Accrued expenses                                                       741,000           345,000
  Deferred revenue                                                       410,000            92,000
                                                              -------------------  ----------------
    Total Current Liabilities                                          1,323,000           819,000

Long-term obligations:
  7% convertible senior notes due 2003                                   398,000           378,000
                                                              -------------------  ----------------

    Total Liabilities                                                  1,721,000         1,197,000
                                                              -------------------  ----------------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    8,620,629 and 8,532,864 issued; and 8,594,807 and 8,512,042 outstanding, as of December 31, 2001 and March 31, 2001,
    respectively                                                          86,000            85,000
  Additional paid-in capital                                          15,557,000        14,680,000
  Accumulated deficit                                                 (9,909,000)       (8,226,000)
  Notes receivable from officers and consultants                        (450,000)         (445,000)
                                                              -------------------  ----------------
                                                                       5,284,000         6,094,000
  Less: treasury stock, at cost                                          (48,000)          (40,000)
                                                              -------------------  ----------------
    Total Stockholders' Equity                                         5,236,000         6,054,000
                                                              -------------------  ----------------

    Total Liabilities and Stockholders' Equity                $        6,957,000   $     7,251,000
                                                              ===================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          CARDIOTECH INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   DECEMBER 31,              DECEMBER 31,
                                                             ------------------------  --------------------------
                                                                2001         2000          2001          2000
                                                             -----------  -----------  ------------  ------------
Revenue:
  Product sales                                              $  687,000   $  200,000   $ 1,860,000   $   681,000
  Research grants and contracts                                  60,000            -       220,000       161,000
  Royalties                                                      53,000      109,000       310,000       350,000
                                                             -----------  -----------  ------------  ------------
                                                                800,000      309,000     2,390,000     1,192,000
                                                             -----------  -----------  ------------  ------------
Operating Expense:
  Cost of revenues                                              519,000      164,000     1,525,000       710,000
  Research and development                                       90,000       80,000       221,000       360,000
  Selling, general and administrative                           602,000      459,000     2,401,000     1,362,000
                                                             -----------  -----------  ------------  ------------
                                                              1,211,000      703,000     4,147,000     2,432,000

                                                             -----------  -----------  ------------  ------------
Loss from operations                                           (411,000)    (394,000)   (1,757,000)   (1,240,000)
                                                             -----------  -----------  ------------  ------------

Interest Income and Expense:
  Gain on sale of subsidiary                                          -    7,031,000             -     7,031,000
  Interest expense                                               (7,000)    (176,000)      (20,000)     (283,000)
  Interest income                                                18,000       64,000        96,000       138,000
                                                             -----------  -----------  ------------  ------------
                                                                 11,000    6,919,000        76,000     6,886,000
                                                             -----------  -----------  ------------  ------------
Income (loss) before provision (benefit from) income taxes     (400,000)   6,525,000    (1,681,000)    5,646,000
Provision for (benefit from) income taxes                       (60,000)           -         2,000             -
                                                             -----------  -----------  ------------  ------------

Net income (loss)                                            $ (340,000)  $6,525,000   $(1,683,000)  $ 5,646,000
                                                             ===========  ===========  ============  ============

Other comprehensive income (loss):
Foreign currency translation adjustments                              -      (22,000)            -        24,000
                                                             -----------  -----------  ------------  ------------

Comprehensive income (loss)                                  $ (340,000)  $6,503,000   $(1,683,000)  $ 5,670,000
                                                             ===========  ===========  ============  ============

Net income (loss) per common share, basic                    $    (0.04)  $     0.77   $     (0.20)  $      0.67
                                                             ===========  ===========  ============  ============

Net income (loss) per common share,  diluted                 $    (0.04)  $     0.74   $     (0.20)  $      0.65
                                                             ===========  ===========  ============  ============

Weighted average common shares
  outstanding, basic                                          8,571,060    8,519,723     8,528,731     8,403,009
                                                             ===========  ===========  ============  ============

Weighted average common shares
  outstanding, diluted                                        8,571,060    8,865,213     8,528,731     8,740,925
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

                                CARDIOTECH INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                       2001          2000
                                                                   ------------  ------------
Cash flows from operating activities:
  Net Loss                                                         $(1,683,000)  $ 5,646,000
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Fair value of options granted to consultant                        729,000             -
    Interest on convertible senior notes                                20,000        31,000
    Depreciation and amortization                                      533,000       233,000
    Amortization of deferred financing costs                                 -        88,000
    Gain on sale of subsidiary                                               -    (7,031,000)
    Changes in assets and liabilities:
      Accounts receivable                                               99,000       (94,000)
      Inventory                                                        (26,000)       71,000
      Prepaid expenses                                                 (23,000)        5,000
      Other non-current assets                                         (12,000)      126,000
      Accounts payable                                                (310,000)     (375,000)
      Accrued expenses and other current liabilities                   221,000       (58,000)
      Deferred revenues                                                118,000       200,000
                                                                   ------------  ------------
    Net cash used by operating activities                             (334,000)   (1,158,000)
                                                                   ------------  ------------

Cash flows from investing activities:
    Purchase of property and equipment                                (104,000)      (43,000)
    Proceeds from sale of subsidiary, less $360,000 transaction costs        -     6,640,000
    Cash held in escrow                                                      -      (700,000)
    Net cash paid for acquisition of CDT, including
       merger related expenses                                      (1,430,000)            -
                                                                   ------------  ------------
    Net cash provided by (used by) investing activities             (1,534,000)    5,897,000
                                                                   ------------  ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                           149,000       545,000
  Repurchase of treasury stock                                          (8,000)            -
  Repayment of notes to officer                                         (5,000)            -
  Repayment of convertible senior notes, net                                 -    (1,919,000)
                                                                   ------------  ------------
    Net cash provided by (used by) financing activities                136,000    (1,374,000)
                                                                   ------------  ------------

    Net increase (decrease) in cash and cash equivalents            (1,732,000)    3,365,000
    Cash and cash equivalents at beginning of period                 5,110,000     1,793,000
                                                                   ------------  ------------

    Cash and cash equivalents at end of period                     $ 3,378,000   $ 5,158,000
                                                                   ============  ============

Supplemental Disclosure of Cash Flow Information:
  Acquisition of CDT:
    Fair value of assets acquired                                  $(1,905,000)  $         -
    Liabilities assumed                                                475,000             -
                                                                   ------------  ------------
      Cash paid for acquisition of CDT                             $(1,430,000)  $         -
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

1. The unaudited condensed consolidated financial statements included herein have been prepared by CardioTech International, Inc. (including its subsidiary, collectively "CardioTech" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these statements be read in conjunction with the Company's Consolidated Financial Statements and its notes thereto, for the year ended March 31, 2001, included in the Company's Annual Report to shareholders. The results of operations for the periods ended December 31, 2001 may not be indicative of the results that may be expected for the fiscal year ended March 31, 2002, or any other period.

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

The Company also earns revenue from Small Business Innovation Research (SBIR) grants awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

3. On November 17, 2000, the Company entered into a Share Purchase Agreement in respect of CardioTech International Ltd. (the "Agreement") with Nervation Limited ("Nervation"). This Agreement provided for the purchase of all the issued and outstanding ordinary shares (the "Shares") of CardioTech International, Ltd. ("CTL") by Nervation from CardioTech for total cash consideration of $7,000,000. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. As of December 31, 2001, the balance outstanding on this restricted cash, including accrued interest, is $728,000.

4. In connection with the Company's private offering on December 22, 1998, the Company's executive officers purchased 160,000 shares of common stock in exchange for promissory notes having a principal balance of $200,000. The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. As of December 31, 2001, the principal balance outstanding is $150,000. The Company also issued stock as a result of the exercise of options by a consultant for 200,000 shares of the Company's common stock, in exchange for a stock subscription receivable in June and July 2000 in the aggregate amount of $280,000, all of which remains outstanding as of December 31, 2001. As of December 31, 2001, management believes that these receivables continue to be realizable.

5. The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, Earnings Per Share. Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 2,286,964 and 2,952,274 shares of common stock outstanding during the periods ended December 31, 2001 and 2000, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

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

The unaudited pro forma results of operations of the Company and acquired business for the three and nine months ended December 31, 2001 and 2000 assuming the acquisition had occurred on April 1, 2001 and 2000 are as follows:

                           THREE MONTHS ENDED       NINE MONTHS ENDED
                               DECEMBER 31,             DECEMBER 31,
                          ----------------------  ------------------------
                             2001        2000         2001         2000
                          ----------  ----------  ------------  ----------
Revenues                  $ 800,000   $  819,000  $ 2,590,000   $2,821,000
                          ==========  ==========  ============  ==========

Net income (loss)         $(340,000)  $6,503,000  $(1,697,000)  $5,463,000
                          ==========  ==========  ============  ==========

Income (loss) per share   $   (0.04)  $     0.76  $     (0.20)  $     0.65
                          ==========  ==========  ============  ==========

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

Segment information consists of the following for the three months ended December 31, 2001 and 2000:

                                                Domestic                      Europe
                                ---------------------------------------  -------------------
                                    Biomaterial                             Biomaterial
                                 Sales and Related     Outsourced R&D     Sales and Related
                                    Activities       and Manufacturing       Activities
                                -------------------  ------------------  -------------------
Revenues:
2001                            $          253,000   $          547,000  $                -
2000                                       306,000                    -               3,000

Income (loss) from operations:
2001                            $         (464,000)  $           53,000  $                -
2000                                      (334,000)                   -             (60,000)

Identifiable assets:
2001                            $        6,451,000   $          506,000  $                -
2000                                     7,644,000                    -                   -

Segment information consists of the following for the nine months ended December 31, 2001 and 2000:

                                                Domestic                       Europe
                                ----------------------------------------  -------------------
                                    Biomaterial                              Biomaterial
                                 Sales and Related     Outsourced R&D      Sales and Related
                                    Activities        and Manufacturing       Activities
                                -------------------  -------------------  -------------------
Revenues:
2001                            $          929,000   $        1,461,000   $                -
2000                                     1,128,000                    -               64,000

Income (loss) from operations:
2001                            $       (1,734,000)  $          (23,000)  $                -
2000                                      (870,000)                   -             (369,000)

Identifiable assets:
2001                            $        6,451,000   $          506,000   $                -
2000                                     7,643,000                    -                    -

8. On October 10, 2001, the Company provided a $500,000 Line of Credit Facility ("Line of Credit") to ImplantSciences Corporation ("Implant"), a related party (See Note 9). The Line of Credit provides for funding at the discretion of Implant and is subject to a security agreement providing a second lien on substantially all of the assets of Implant. The Line of Credit bears interest at the prime rate (5.5% as of October 10, 2001) plus 2% and expires
October 12, 2002. All amounts borrowed under the Line of Credit are due on October 12, 2002. There have been no borrowings on this Line of Credit as of the date of the filing of this Form 10-QSB.

9. Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. Implant Sciences Corporation ("Implant"), a public company, is a related party with the Company by virtue of its significant business relationships.

In March 2000, the Company entered into a $250,000 joint research agreement with Implant to develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During the nine months ended December 31, 2001, the Company did not receive payments pursuant to the aforementioned agreement.

Certain directors of the Company hold positions as directors of Implant. The CEO and Chairman of the Board of Directors of the Company is also a director of Implant. The CEO and Chairman of the Board of Directors of Implant is also a director of the Company. The acting Chief Financial Officer of the Company is also the acting Chief Financial Officer of Implant.

10. During the nine months ended December 31, 2001, the Company issued options to purchase 660,000 shares of common stock to nonemployees, respectively. During the three months ended December 31, 2001 there were no options issued to nonemployees. In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS No. 123, Accounting for Stock-Based Compensation, the Company valued these options at approximately $729,000, which was recorded as stock-based compensation in the accompanying condensed consolidated statements of operations.

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

12. On February 6, 2002, the Company converted the principal sum of $340,000 plus accrued interest of $57,905, representing all of the remaining outstanding principal plus interest held by Dresdner Klienwort Benson Private Equity Partners LP, into 433,094 shares of Common Stock at $.9187 per share. This conversion is pursant to a 7% Convertible Senior Note for $340,000 dated September 24, 1999 issued to Dresdner Benson Private Equity Partners LP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CardioTech International, Inc. (including its subsidiary, collectively "CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries. The Company develops layered, microporous small bore vascular grafts. The Company is developing a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft. The Company's newly acquired subsidiary, CDT, is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

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

     Vascular grafts are used to replace or bypass occluded, damaged, dilated or severely diseased arteries and are sometimes used to provide bypass to the coronary circulation. Existing small bore graft technologies suffer from a variety of disadvantages in the treatment of certain medical conditions, depending upon the need for biodurability, compliance (elasticity) and other characteristics necessary for long-term interface with the human body.

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

     CardioTech owns a number of patents relating to its polymer technology. In addition, PolyMedica Corporation ("PMI") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., the ChronoFlex polyurethane patents relating to the ChronoFlex technology ("Joint Technology".) PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

     ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. CardioPass is a trademark of CardioTech.

RESULTS  OF  OPERATIONS

     Comparison  for  the  Three  Months  Ended  December  31,  2001  and  2000.

     Revenue for the three months ended December 31, 2001 was $800,000 as compared to $309,000 for the comparable prior year period, an increase of $491,000 or 159%. This increase is attributable primarily to increases in product sales, which were $687,000 for the three months ended December 31, 2001 compared to $200,000 for the prior year period, an increase of $487,000 or 244%. The increase in product sales is attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. ("CDT"). The Company also recognized $53,000 in royalties on biomaterials for the three months ended December 31, 2001 as compared to $109,000 for the comparable prior year period, a decrease of $56,000 or 51%. Research grants and contracts were $60,000 for the three month period ended December 31, 2001 as compared to none for the comparable prior year period, a increase of $60,000.

     Cost of product sales for the three months ended December 31, 2001 was $519,000, as compared to $164,000 for the comparable prior year period, an increase of $355,000 or 217%. The increase in cost of product sales is primarily attributable to the acquisition in May 2001 of CDT. Gross margin on product sales was approximately 35% for the three months ended December 31, 2001 as compared to 47% for the comparable prior year period. The decrease in gross margin is attributable to both a reduction in royalty revenue due to a lost contract and the zero gross margin contributed from research grants.

     Research and development expense for the three months ended December 31, 2001 was $90,000, as compared to $80,000 for the comparable prior year period, a increase of $10,000, or 13%. This increase was the result of clinical research costs associated with the coronary artery bypass graft ("CABG") offset by the decrease from discontinuation of research and development expenditures by Cardiotech International Ltd. ("CTL"), the Company's former UK subsidiary which was sold in the third quarter of fiscal 2001.

     Selling, general and administrative expense for the three months ended December 31, 2001 was $602,000, as compared to $459,000 for the comparable prior year period, an increase of $143,000 or 31%. The Company incurred additional operating expenses of $197,000 related to the operations of CDT that was acquired in May 2001. This increase was partially offset by a $50,000 decrease from discontinuation of selling, general and administrative expenditures by CTL, the Company's former UK subsidiary which was sold in the third quarter of fiscal 2001.

     Interest expense for the three months ended December 31, 2001 was $7,000 as compared to $176,000 for the comparable prior year period, a decrease of $169,000 or 96%. The decrease in interest expense is attributable to the lower interest accruals in fiscal 2001 resulting from the repayment of convertible senior debt to Dresdner Kleinwort Benson in connection with the sale of the CTL in November 2000. Interest income for the three months ended December 31, 2001 was $18,000 as compared to $64,000 for the comparable prior year period, a decrease of $46,000 or 72% due to a lower average cash balance.

     For the three months ended December 31, 2001, the Company recorded a net loss of $340,000 as compared to $506,000 ,excluding the gain on sale of subsidiary,for the comparable prior year period, an decrease of $166,000 or 33%. The decrease in the loss is attributable, in part, from increased revenue. Net loss for three months ended December 31, 2001 was $340,000 as compared to net gain $6,525,000 for the comparable prior year period, a decrease of $6,865,000. The decrease is attributable to a one time gain in November, 2000 of $7,031,000 recognized on the divestiture of CardioTech International Ltd., the Company's former UK subsidiary. Basic and diluted net loss per share for the three months ended December 31, 2001 was $0.04 per share as compared to basic net gain per share of $0.77and diluted net gain per share of $0.74 per share for the comparable prior year period,.

     Comparison  for  the  Nine  Months  Ended  December  31,  2001  and  2000.

     Revenue for the nine months ended December 31, 2001 was $2,390,000 as compared to $1,192,000 for the comparable prior year period, an increase of $1,198,000 or 101%. This increase is attributable primarily to increases in product sales, which were $1,860,000 for the nine months ended December 31, 2001 compared to $681,000 for the prior year period, an increase of $1,179,000 or 173%. The increase in product sales is attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. The Company also recognized $310,000 in royalties on biomaterials for the nine months ended December 31,

2001 as compared to $350,000 for the comparable prior year period, a decrease of $40,000 or 11%. Research grants and contracts were $220,000 for the nine month period ended December 31, 2001 as compared to $161,000 for the comparable prior year period, a increase of $59,000 or 37%.

     Cost of product sales for the nine months ended December 31, 2001 was $1,525,000 as compared to $710,000 for the comparable prior year period, an increase of $815,000 or 115%. The increase in cost of product sales is also primarily attributable to the acquisition in May 2001 of Catheters and Disposables Technology, Inc. Gross margin on product sales was approximately 36% for the nine months ended December 31, 2001 as compared to 40% for the comparable prior year period. This deterioration in gross margins is attributable in part to 38% margins contributed by CDT, the Company's recently acquired business. Additional costs were incurred in closing down the New Jersey plant and relocating to Woburn, Ma.

     Research and development expense for the nine months ended December 31, 2001 was $221,000, as compared to $360,000 for the comparable prior year period, a decrease of $139,000, or 39%. This decrease was the result of discontinuation of research and development expenditures by Cardiotech International Ltd. ("CTL"), the Company's former UK subsidiary which was sold in the third quarter of fiscal 2001.

     Selling, general and administrative expense for the nine months ended December 31, 2001 was $2,401,000, as compared to $1,362,000 for the comparable prior year period, an increase of $1,040,000 or 76%. This increase is primarily attributable to a $729,000 charge for noncash stock based compensation related to the fair value of options granted to consultants. The Company also incurred additional operating expenses of approximately $582,000 related to the operations of CDT that was acquired in May 2001. The increase was offset by a decrease in expenses of $228,000 due to the sale of CardioTech International Ltd. "CTL".

     Interest expense for the nine months ended December 31, 2001 was $20,000 as compared to $283,000 for the comparable prior year period, a decrease of $263,000 or 93%. The decrease in interest expense is attributable to the lower debt levels in fiscal 2001 resulting from the repayment of convertible senior debt to Dresdner Kleinwort Benson in connection with the disposition of the CTL in November 2000. Interest income for the nine months ended December 31, 2001 was $96,000 as compared to $138,000 for the comparable prior year period, an decrease of $42,000 or 30% due to a lower average cash balance.

     For the nine months ended December 31, 2001, the Company recorded a net loss, inclusive of a $729,000 charge for noncash stock based compensation, of $1,683,000 as compared to $1,385,000, excluding the gain on sale of subsidiary, for the comparable prior year period, an increase of $298,000 or 22%. The Company's net loss, excluding the stock based compensation charge of $729,000 for the nine months ended December 31, 2001 was $954,000. Accordingly, the decrease in the net loss, after exclusion of the stock based compensation charge for the nine months ended December 31, 2001, and excluding the gain on sale for the nine months ended December 31, 2000, was $430,000 or 31%. The decrease is attributable, in part, from an increase in revenue and a decrease in interest expense. The decrease in interest expense resulted from payment of a Convertible Senior Note, approximately $2,000,000, held by dresdner Bensen Private Equity Partners LP in November, 2000. Net loss for the nine months ended December 31, 2001 was $1,683,000 as compared to a gain of $5,646,000 for the comparable prior year period, a decrease of $7,329,000. The decrease is attributable to a one time gain in November, 2000 of $7,031,000 recognized on the divestiture of CardioTech International Ltd., the Company's former UK subsidiary.Basic and diluted net loss per share for the nine months ended December 31, 2001 was $0.20 per share as comparedto a basic net gain per share of $0.67 and diluted net gain per share of $0.65 for the comparable prior year period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $334,000 in operations during the nine months ended December 31, 2001 as compared to the use of $1,158,000 for the comparable prior year period. For the nine months ended December 31, 2001, the Company's use of funds for operating activities resulted primarily from a net loss of $1,683,000 and a decrease of $310,000 in accounts payables. The uses of funds were offset by a decrease in accounts receivable of $99,000 and noncash charges of $729,000 for the fair value of options granted to consultants and depreciation and amortization of $533,000.

     Investing activities used cash of $1,534,000 for the nine months ended December 31, 2001 as compared to proceeds of cash of $5,897,000 for the comparable prior year period. The use of cash for investing activities is primarily attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,430,000, including acquisition costs of $130,000; and the purchase of equipment for the Company's Woburn, MA facility in the amount of $104,000.

     Financing activities provided cash of $136,000 for the nine months ended December 31, 2001 as compared to cash used of $1,374,000 for the comparable prior year period. The cash provided was the net proceeds from issuance of common stock.

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

     On February 6, 2002, the Company converted the principal sum of $340,000 plus accrued interest of $57,905, representing all the remaining outstanding principal plus interest held by Dresdner Kleinwort Benson Private Equity Partners LP, into 433,094 shares of Common Stock at $.9187 per share. This conversion is pursant to a 7% Convertible Senior Note for $340,000 dated September 24, 1999 issued to Dresdner Kleinwort Benson Private Equity Partners LP.

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through December 31, 2001, CardioTech continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; NIH research grants; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

     As of December 31, 2001, CardioTech was conducting its operations with approximately $3,378,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

PART  II.    OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual shareholders' meeting on October 1, 2001. Robert R. Detwiler and Michael Barretti were elected as directors of the Company to hold office until the 2003 and 2004 annual meeting of the shareholders, respectively. In addition, the shareholders approved a proposal to amend the Articles of Organization of the Company increasing the number of shares of Common Stock, $.01 par value per share, which the Company is authorized to issue from 20,000,000 shares to 50,000,000 shares. There were 7,691,199 shares voted for, 349,733 shares voted against and 82,735 shares abstaining. The shareholders also approved a proposal to increase the number of shares that may be issued under the 1996 Stock Option Plan to 7,000,000 shares. There were 4,301,991 shares voted for, 462,449 shares voted against and 54,057 abstaining.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K:


(a)  Reports  on  Form  8-K

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

                                        CardioTech  International,  Inc.

                                        /s/  Michael  Szycher
                                        ----------------------------------------
                                        Michael  Szycher,  Ph.D.
                                        Chairman and Chief Executive Officer


                                        /s/  David  C.  Volpe
                                        ----------------------------------------
                                        David  C.  Volpe
                                        Acting  Chief  Financial  Officer



                                        /s/  Thomas  Lovett
                                        ----------------------------------------
                                        Thomas  Lovett
                                        Controller




Dated:  February 14, 2001