Form 10KSB
period 2002-03-31
CARDIOTECH INTERNATIONAL INC
filed 2002-07-01
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the transition period from _____ to _____
                           Commission File No. 0-28034

                         CardioTech International, Inc.
                         ------------------------------
                  (Name of small business issuer in its charter)

             Massachusetts                                     04-3186647
     ------------------------------                        -------------------
     State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization                         Identification No.)

     78E Olympia Avenue, Woburn, Massachusetts                      01801
     -----------------------------------------                    ----------
     (Address of principal executive offices)                     (Zip Code)

   Issuer's telephone number                                   (781) 933-4772
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

     State issuer's revenues for its most recent fiscal year.  $3,220,000

     As of June 7, 2002, 9,161,546 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $12,368,000 based on the last sale price as reported by the American Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 2002 annual meeting of stockholders, which will be filed within 120 days of the registrant's fiscal year ended March 31, 2002.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

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

     The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $.01 per share, that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts and operates contract research and development services and outsourced manufacturing from its CDT facility in Plymouth, Minnesota.

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

     Revenues were approximately $3,220,000 and $1,543,000 for the years ended March 31, 2002 and 2001, respectively. For the year ended March 31, 2002 26% of revenues were generated from royalties from one customer and grants from the NIH. For the year ended March 31, 2001, 29% of revenues were generated from royalties from one customer, Inc. and grants from the NIH.

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

RESEARCH  AND  DEVELOPMENT

     CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce coronary artery bypass grafts and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and development expenditures, including costs of research grants, for the years ended March 31, 2002 and 2001 were $501,000 and $557,000, respectively. Cardiotech granted CTL the option to become the exclusive distributor of the CardioPass Coronary Artery Bypass Graft ("CABG") in Europe. If CTL exercises this option, it agreed to fund up to $3,000,000 to perform European clinical trials to obtain CE marking.

     In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. (``Credent''). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements.

     Under terms of the agreement, CardioTech irrevocably granted an exclusive, worldwide license of its intellectual property rights relating to ChronoFlex RC, enabling Credent to exclusively synthesize ChronoFlex RC biodurable polycarbonate-urethane. Credent will use ChronoFlex RC in the manufacture of its vascular access and peripheral vascular grafts and potentially in future development products. Credent has licensed back to CardioTech the right to use ChronoFlex RC for the manufacture and marketing of coronary artery bypass grafts.

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

EMPLOYEES

     Prior to the acquisition of CDT on April 30, 2001, the Company had 9 full time employees consisting of one in research and development, four in manufacturing and production, and four in management, administrative and marketing postitions. As of May 31, 2002, the Company has 30 full-time employees. Of these full-time employees, 13 are in research and development, 10 are in manufacturing and production, and 7 are in management, administrative, and marketing positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2002.

PART  II

Item  5.  Market  Information  for Common Equity and Related Stockholder Matters

     The common stock trades on the American Stock Exchange under the symbol "CTE." The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 2001  High  Low
                                  ----  ----
June 30                           3.25  1.19
September 30                      3.50  1.38
December 31                       3.63  0.63
March 31                          1.56  0.75

Fiscal Year Ended March 31, 2002  High  Low
                                  ----  ----
June 30                           1.43  0.85
September 30                      2.20  1.00
December 31                       3.50  1.30
March 31                          2.20  1.21

     As of March 31, 2002, there were approximately 344 stockholders of record and 4,017 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The last sale price as reported by the American Stock Exchange on June 7, 2002 was $1.35. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS

Year  Ended  March  31,  2002  vs.  March  31,  2001

     Revenue for the year ended March 31, 2002 was $3,220,000 as compared to $1,543,000 for the comparable prior year period, an increase of $1,677,000 or 109%. The increase in the Company's revenues is attributable to the acquisition of CMED Catheter and Disposables Technology, Inc. ("CDT"), which provided approximately $1,962,000 in revenues for the eleven month period ended March 31, 2002. The increase in the Company's revenues were offset by decreases of approximately i) $121,000 in biomaterials sales resulting from reduced demand from certain customers and management's focus on sales operations at CDT; ii) $67,000 in royalty income resulting from the loss of one customer; and iii)
$64,000 in vascular access graft sales resulting from the disposition of the Company's UK subsidiary in fiscal 2001.

     Cost of product sales for the year ended March 31, 2002 was $1,726,000 as compared to $767,000 for the comparable prior year period, an increase of $959,000, or 125%. Gross margin on product sales, including royalty revenues, was approximately 41% for the year ended March 31, 2002 as compared to 38% for the year ended March 31, 2001. The improvement in gross margins results from higher margin activities realized through the acquisition of CDT; continued improvements in operational efficiencies, including the relocation of the Tyndale Plains-Hunter operations from Lawrenceville, NJ to Woburn, MA; and the disposition of the Company's UK subsidiary which was incurring losses in connection with the manufacture and sales of the vascular access graft. Cost of research grants and contracts for the year ended March 31, 2002 was $228,000 as compared to $147,000 for the comparable prior year period, an increase of $81,000 or 55%. The increase in cost of research grants and contracts was due to the increased efforts spent on certain new research grants and contracts in fiscal 2002.

     Research and development expense for the year ended March 31, 2002 was $273,000 as compared to $410,000 for the comparable prior year period, a decrease of $137,000, or 33%. This decrease was the result of the discontinuation of research and development expenditures by CTL prior to the Company's disposition of this UK subsidiary in November 2000.

     Selling, general and administrative expense for the year ended March 31, 2002 was $3,070,000 as compared to $1,736,000 for the comparable prior year period, an increase of $1,334,000 or 77%. The increase is primarily a result of a $786,000 charge for stock based compensation for options issued by the Company to consultants during fiscal 2002 and the affect of the acquisition of CDT which had selling, general and administrative costs of $804,000 since the date of acquisition.

     Other income (expense), net for the year ended March 31, 2002 was income of $106,000 as compared to income of $7,222,000 for the comparable prior year period, a decrease of $7,116,000. The decrease is primarily a result of a $7,337,000 gain resulting from the sale of the Company's UK subsidiary during fiscal 2001. Offsetting the decrease resulting from the gain on the sale of the UK subsidiary was a decrease in interest expense resulting from the reduction in the convertible senior notes as part of the sale of the UK subsidiary.

     The Company's net loss for the year ended March 31, 2002 was $1,971,000 as compared to net income of $5,705,000 for the comparable prior year period. The Company's net income in fiscal 2001 includes a $7,337,000 gain resulting from the disposition of the UK subsidiary. Additionally, included in net loss for the year ended March 31, 2002 is a charge of approximately $786,000 related to stock based compensation as compared to a charge of approximately $54,000 included in net income for the year ended March 31, 2001. The Company's loss before interest, taxes, depreciation, amortization, stock based compensation, and gain on disposition of subsidiary ("Adjusted EBITDA") for the year ended March 31, 2002 was a negative Adjusted EBITDA of $707,000 as compared to a negative Adjusted EBITDA of $1,125,000 for the comparable prior year period, a decrease in negative Adjusted EBITDA of $418,000 or 37%. The decrease in Adjusted EBITDA results primarily from the positive affect of the CDT acquisition and the reduced costs experienced in fiscal 2002 as a result of the disposition of the Company's UK subsidiary in the previous fiscal year. The Company calculated Adjusted EBITDA by adding depreciation, amortization and stock based compensation of $1,370,000 and $392,000 to the loss from operations of $2,077,000 and $1,517,000 for the year ended March 31, 2002 and 2001, respectively. Adjusted EBITDA is not comparable to earnings determined in accordance with generally accepted accounting principles. Accordingly, Adjusted EBITDA as determined by the Company may not be comparable to similarly titled measures reported by other companies. We believe that this computation is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with generally accepted accounting principles. The basic net loss per share for the year ended March 31, 2002 was $0.23 per share as compared to basic net income per share of $0.68 per share for the comparable prior year period, an increase in basic net loss per share of $0.91. The diluted net loss per share for the year ended March 31, 2002 was $0.23 per share as compared to diluted net income per share of $0.61 per share for the comparable prior year period, an increase in diluted net loss per share of $0.84.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $398,000 of cash to fund operations during the year ended March 31, 2002 compared to the use of $869,000 to fund operations for the comparable prior year period. For the year ended March 31, 2002, the Company used funds primarily as a result of a net loss of $1,971,000, an increase in inventory of $60,000, a decrease in accounts payable of $222,000, and a decrease in deferred revenue of $67,000; offset by the decrease in accounts receivable of $417,000 and an increase in accrued expenses of $115,000. Funds were also provided by non-cash activities such as depreciation and amortization of $584,000 and the effect of the fair value ascribed to options granted to nonemployees of $786,000. Investing activities used cash of $790,000 for the year ended March 31, 2002, as compared to cash provided of $6,096,000 for the year ended March 31, 2001, and is primarily attributable to the acquisition of CDT for $1,300,000 in cash, plus $154,000 in transaction costs; the purchase of approximately $115,000 of property and equipment, and the release from escrow of $730,000 related to the prior year's sale of the Company's UK subsidiary.
Financing activities provided cash of $171,000 for the year ended March 31, 2002, as compared to cash used of $1,910,000 for the year ended March 31, 2001. Cash was primarily provided through the proceeds of $164,000 from the exercise of stock options and warrants. Cash and cash equivalents amounted to $4,093,000 at March 31, 2002 as compared to $5,110,000 at March 31, 2001, a decrease of $1,017,000 or 20%.

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

     Under terms of the agreement, CardioTech irrevocably granted an exclusive, worldwide license of its intellectual property rights relating to ChronoFlex RC, enabling Credent to exclusively synthesize ChronoFlex RC biodurable polycarbonate-urethane. Credent will use ChronoFlex RC in the manufacture of its vascular access and peripheral vascular grafts and potentially in future development products. Credent has licensed back to CardioTech the right to use ChronoFlex RC for the manufacture and marketing of coronary artery bypass grafts.

     In connection with the transaction, the Company repaid approximately $2,034,000 of 7% senior convertible notes held by Dresdner Kleinwort Benson Private Equity Partners LP, including all accrued interest and redemption premiums. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. On April 9, 2002, the provisions of escrow had been met and approximately $730,000, representing the escrow principal plus accrued interest, was transferred to the Company. The Company incurred transaction related costs of approximately $230,000.

     In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent"). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements.

     On February 6, 2002, DKB elected to convert the Note having an outstanding principal and interest balance outstanding on the date of conversion of approximately $398,000. The Note was converted into 433,094 shares of the Company's common stock at a conversion price of $0.91875.

     During the fiscal year ended March 31, 2002, warrants representing 63,200 shares of the Company's common stock were exercised, resulting in cash proceeds of approximately $88,000 to CardioTech. In connection with the exercise of stock options, the Company issued 84,377 shares of common stock, resulting in cash proceeds of $72,000.

     During fiscal 2002, the Company made open market purchases of 5,000 shares of the Company's common stock at a cost of approximately $8,000. Accordingly, total shares held in treasury as of March 31, 2002 is 25,822 at an approximate cost of $48,000.

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

     The consideration paid by Cardiotech to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from Cardiotech's working capital. In connection with the transaction, Cardiotech acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $130,000. Operations of CDT are included in CardioTech's operations from May 1, 2001, the date of the acquisition.

     The Company leases facilities in Woburn, Massachusetts and Plymouth, Minnesota under operating leases that expire in 2004. The aggregate minimum annual rental payments under these leases is $446,000, of which $283,000 is payable in 2003 (See Note H to the Notes to Consolidated Financial Statements).

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through March 31, 2002, CardioTech continued to generate revenues from the sale of vascular grafts and biomaterials, royalties earned on biomaterials and NIH research grants. As of November 17, 2000, and as a result of the transaction whereby the Company disposed of its UK subsidiary, the Company will no longer generate revenues from the sales or potential sales of vascular access or peripheral grafts. However, the Company will also not incur further sales and marketing costs associated with the vascular access graft or research and clinical costs associated with the peripheral graft.

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

     As of March 31, 2002, CardioTech was conducting its operations with approximately $4,093,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for at least the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

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

Critical  Accounting  Policies

     Our significant accounting policies are summarized in Note A to our consolidated financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in industry, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Our critical accounting policies are as follows:

     -    Revenue  Recognition  -  Product,  Research  and  Royalty  Revenue

          The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

          In addition, the Company recognizes revenue from research grants and contracted development fees from corporate partners. The Company recognizes revenue from research grants over the term of the grant on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs. The Company recognizes revenues from contracted development fees upon completion of service or the attainment of technical benchmarks, as appropriate.

     -    Inventory  Valuation

          We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve to twenty-four month period. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     -    Intangibles

          Our long-lived assets include intangible assets and goodwill. At March 31, 2002, we had $1,421,000 of intangible assets and goodwill, net, which accounted for approximately 22% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," as of April 1, 2002, and will be required to test our intangible assets for impairment during the first six months of fiscal 2003, and then on a periodic basis thereafter. We are currently evaluating the impact of this statement. Regardless of the results of this initial test, future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment could have a material adverse impact on our financial condition and results of operations.

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

Item  7.  Financial  Statements                                        Page

The following documents are filed as part of this report on Form 10-KSB

Report of Arthur Andersen LLP, Independent Public Accountants         F-1

Report of BDO Seidman, LLP, Independent Certified Public Accountants  F-2

Consolidated Balance Sheet at March 31, 2002                          F-3

Consolidated Statements of Operations for the years ended
  March 31, 2002 and 2001                                             F-4

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 2002 and 2001                                             F-5

Consolidated Statements of Cash Flows for the years ended
  March 31, 2002 and 2001                                             F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-21

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On August 1, 2001, CardioTech International, Inc. (the "Company"), with the approval of the Company's Audit Committee and Board of Directors, dismissed its independent accountants, BDO Seidman, LLP ("BDO"). During the years ended March 31, 2001 and 2000, and the subsequent interim period through August 1, 2001 (the date of BDO's dismissal as the Company's independent accountants), (i) there were no disagreements with BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such years and (ii) there were no "reportable events" as described in Items 304 of Regulation S-K. The independent accountant's report of BDO on the Company's consolidated financial statements for the years ended March 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     On August 1, 2001, the Company appointed, with the approval of the Company's Audit Committee and Board of Directors, the firm of Arthur Andersen LLP as its independent accountants.

PART III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act.

     The information required by this item will be set forth in the sections entitled "Management" and "Section 16(a) Beneficial Ownership, Reporting, and Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2002 and to be filed with the Securities and Exchange Commission not later than July 29, 2002, and is incorporated herein by this reference.

Item 10.  Executive  Compensation

          The information required by this item will be set forth under the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2002 and to be filed with the Securities and Exchange Commission not later than July 29, 2002, and is incorporated herein by this reference.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The information required by this item will be set forth in the sections entitled "Share Ownership" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2002 and to be filed with the Securities and Exchange Commission not later than July 29, 2002, and is incorporated herein by this reference.

Item 12.  Certain  Relationships  and  Related  Transactions

     The information required by this item will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2002 and to be filed with the Securities and Exchange Commission not later than July 29, 2002, and is incorporated herein by this reference.

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

      21    Subsidiaries  of  CardioTech

      23    Consent  of  Arthur  Andersen,  LLP,  Independent Public Accountants

      23.2  Consent  of  BDO  Seidman,  LLP,  Independent  Certified  Public
            Accountants

     (b)  Reports on Form 8-K:  None

Copies of these exhibits are available for a reasonable fee upon written request to the Company at its corporate headquarters: CardioTech International, Inc., 78-E Olympia Avenue, Woburn, MA 01801. ATTN: Thomas F. Lovett.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheet of CardioTech International, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of CardioTech International, Inc. and subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                      /S/ Arthur  Andersen  LLP
Boston, Massachusetts
May 15, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Cardiotech International, Inc. and subsidiaries for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows of Cardiotech International, Inc. and subsidiaries for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                         /S/  BDO  Seidman,  LLP
Boston, Massachusetts
May 18, 2001

                       CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET


                                                                                 MARCH 31,
                                                                                   2002
                                                                               -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                    $  4,093,000
  Accounts receivable -- trade                                                      338,000
  Accounts receivable -- other                                                       81,000
  Inventory                                                                         134,000
  Prepaid expenses                                                                   82,000
                                                                               -------------
    Total Current Assets                                                          4,728,000

Property and equipment, net                                                         365,000
Amortizable intangible assets, net                                                  336,000
Goodwill                                                                          1,085,000
Other non-current assets, net                                                        40,000
                                                                               -------------

      Total Assets                                                             $  6,554,000
                                                                               =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                             $    260,000
  Accrued expenses                                                                  635,000
  Deferred revenue                                                                  225,000
                                                                               -------------
      Total Current Liabilities                                                   1,120,000
                                                                               -------------

Commitments and contingencies (Note H)

Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized, 9,158,601
    issued and 9,132,779 outstanding                                                 91,000
  Additional paid-in capital                                                     16,078,000
  Accumulated deficit                                                           (10,197,000)
  Subscriptions receivable from related parties                                    (490,000)
                                                                               -------------
                                                                                  5,482,000
  Less: treasury stock, 25,822 shares at cost                                       (48,000)
                                                                               -------------
    Total Stockholders' Equity                                                    5,434,000
                                                                               -------------

      Total Liabilities and Stockholders' Equity                               $  6,554,000
                                                                               =============

    The accompanying notes are an integral part of these consolidated financial statements.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED MARCH 31,
                                                2002          2001
                                            ------------  ------------
Revenue:
  Product sales                             $ 2,550,000   $   773,000
  Research grants and contracts                 278,000       311,000
  Royalties                                     392,000       459,000
                                            ------------  ------------
                                              3,220,000     1,543,000
                                            ------------  ------------

Operating Expenses:
  Cost of product sales                       1,726,000       767,000
  Cost of research grants and contracts         228,000       147,000
  Research and development                      273,000       410,000
  Selling, general and administrative         3,070,000     1,736,000
                                            ------------  ------------
                                              5,297,000     3,060,000
                                            ------------  ------------

Loss from operations                         (2,077,000)   (1,517,000)
                                            ------------  ------------

Other Income (Expense):
  Gain on sale of subsidiary                          -     7,337,000
  Interest expense                              (23,000)     (289,000)
  Interest income                               114,000       165,000
  Other income                                   15,000         9,000
                                            ------------  ------------
Other income (expense), net                     106,000     7,222,000
                                            ------------  ------------

Net income (loss)                           $(1,971,000)  $ 5,705,000
                                            ============  ============

Other comprehensive  income (loss):
  Foreign currency translation adjustment             -        24,000
                                            ------------  ------------

Comprehensive income (loss)                 $(1,971,000)  $ 5,729,000
                                            ============  ============

Net income (loss) per common share:
  Basic                                     $     (0.23)  $      0.68
                                            ============  ============
  Diluted                                   $     (0.23)  $      0.61
                                            ============  ============

Shares used in computing net income (loss)
  per common share:
  Basic                                       8,620,956     8,424,374
                                            ============  ============
  Diluted                                     8,620,956     9,393,742
                                            ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                          CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                  Common Stock                               Subscriptions            Accumulated
                               ------------------  Additional                  Receivable                 Other          Total
                               Number of             Paid-In     Accumulated  from Related Treasury   Comprehensive  Stockholders'
                                Shares    Amount     Capital       Deficit      Parties      Stock    Income (Loss)      Equity
                               ---------  -------  -----------  -------------  ----------  ---------  --------------  ------------
Balance at March 31, 2000      8,099,067  $81,000  $14,092,000  $(13,931,000)  $(150,000)  $      -   $     (24,000)  $    68,000

Issuance of common
  stock in connection with
  exercise of stock options      254,750    3,000      311,000                  (295,000)                                  19,000
Issuance of common stock
  in connection with
  exercise of stock warrants      97,000    1,000      144,000                                                            145,000
Issuance of common stock
  in connection
  with license agreement          67,113        -       79,000                                                             79,000
Fair value of options
  granted to consultant                                 54,000                                                             54,000
Treasury stock, at cost                                                                     (40,000)                      (40,000)
Net income                                                         5,705,000                                            5,705,000
Effect of cumulative
  translation adjustment                                                                                     24,000        24,000
                               ---------  -------  -----------  -------------  ----------  ---------  --------------  ------------

Balance at March 31, 2001      8,517,930   85,000   14,680,000    (8,226,000)   (445,000)   (40,000)              -     6,054,000

Conversion of convertible
  notes to common stock          433,094    4,000      394,000                                                            398,000
Issuance of common stock
  in connection with
  exercise of stock options       84,377    1,000       71,000                                                             72,000
Issuance of common stock
  in connection with
  exercise of stock warrants      63,200    1,000       87,000                                                             88,000
Fair value of options
  granted to consultants                               786,000                                                            786,000
Payment of officers
  and consultant note                                                             15,000                                   15,000
Sale of common
  stock to related party          60,000        -       60,000                   (60,000)                                       -
Treasury stock, at cost                                                                      (8,000)                       (8,000)
Net loss                                                          (1,971,000)                                          (1,971,000)
                               ---------  -------  -----------  -------------  ----------  ---------  --------------  ------------

Balance at March 31, 2002      9,158,601  $91,000  $16,078,000  $(10,197,000)  $(490,000)  $(48,000)  $           -   $ 5,434,000
                               =========  =======  ===========  =============  ==========  =========  ==============  ============

    The accompanying notes are an integral part of these consolidated financial statements

                                CARDIOTECH INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED MARCH 31,
                                                                    2002          2001
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $(1,971,000)  $ 5,705,000
  Adjustments to reconcile net income (loss) to net
    cash flows used in operating activities:
    Fair value ascribed to options granted to nonemployees          786,000        54,000
    Noncash interest expense on convertible notes payable            20,000        37,000
    Depreciation and amortization                                   584,000       338,000
    Write-off of deferred debt issuance costs                             -        88,000
    Gain on sale of subsidiary                                            -    (7,337,000)
    Changes in current assets and liabilities:
      Accounts receivable - trade                                   417,000       277,000
      Accounts receivable - other                                    16,000             -
      Inventory                                                     (60,000)       17,000
      Prepaid expenses                                              (16,000)      (38,000)
      Accounts payable                                             (222,000)     (129,000)
      Accrued expenses                                              115,000        70,000
      Deferred revenue                                              (67,000)       49,000
                                                                ------------  ------------
    Net cash used in operating activities                          (398,000)     (869,000)
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (115,000)      (67,000)
  Proceeds from sale of subsidiary, less cash held in
    escrow of $700,000 and transaction costs of $230,000                  -     6,070,000
  Release of cash held in escrow                                    730,000             -
  Cash paid for acquisition of CDT, net                          (1,454,000)            -
  Increase in other assets                                           49,000        93,000
                                                                ------------  ------------
    Net cash provided by (used in) investing activities            (790,000)    6,096,000
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of convertible senior notes                                   -    (1,975,000)
  Payment of premium on repayment of senior notes                         -       (59,000)
  Net proceeds from issuance of common stock, options
    and warrants                                                    164,000       164,000
  Purchase of treasury stock                                         (8,000)      (40,000)
  Net proceeds from repayment of note receivable                     15,000             -
                                                                ------------  ------------
    Net cash provided by (used in) financing activities             171,000    (1,910,000)
                                                                ------------  ------------

  Net increase (decrease) in cash and cash equivalents           (1,017,000)    3,317,000

  Cash and cash equivalents at beginning of year                  5,110,000     1,793,000
                                                                ------------  ------------

  Cash and cash equivalents at end of year                      $ 4,093,000   $ 5,110,000
                                                                ============  ============

    The accompanying notes are an integral part of these consolidated financial statements

                           CARDIOTECH INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           FOR THE YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                                2002        2001
                                                              --------  ------------
License acquired in connection with issuance of common stock  $      -  $    79,000
Issuance of notes receivable to officers                             -       15,000
Issuance of stock subscription receivable to consultant              -      280,000
Conversion of convertible notes payable and accrued interest
  into common stock                                            398,000            -
Interest income received                                       114,000      166,000
Interest expense paid                                                -       59,000
Income taxes paid                                                1,000            -



On  May 4, 2001, the Company completed the acquisition of all the shares of CMED
Catheter and Disposables Technology, Inc. pursuant to an Acquisition Agreement dated as of April 30, 2001, as follows:

Fair value of assets acquired, excluding cash                           $ 2,019,000
Cash paid for acquisition                                                (1,454,000)
                                                                        ------------

Liabilities assumed                                                     $   565,000
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

Uses  of  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements. Uncertainties

     The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development of new technology innovations by competitors of the Company, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

Cash  and  Cash  Equivalents

     Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Cash equivalents represent a deposit in a money market account.

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

     During the years ended March 31, 2002 and 2001, the Company earned revenue from a Small Business Innovation Research (SBIR) grant awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized over the term of the grant on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research  and  Development  Expense

     Research  and  development  expense  is  charged  to  expense  as incurred.

Foreign  Currency  Translation

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign subsidiary, which was disposed of in November 2000, are translated into U.S. dollars using current exchange rates at the balance sheet date and revenues and expenses are translated at average exchange rates prevailing during the year. Transaction gains and losses are recorded in the Consolidated Statements of Operations.

Reporting  Comprehensive  Income  (Loss)

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income
(loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company has chosen to disclose comprehensive income (loss) in the accompanying consolidated statements of operations.

Basic  and  Diluted  Earnings  Per  Share

     The Company follows SFAS No. 128, "Earnings Per Share," where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.

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

Equipment  and  Leasehold  Improvements

     Equipment and leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

Inventory

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market, and is made up of Raw Materials, Work in Process, and Finished Goods of $103,000, $8,000, and $23,000, respectively.

Income  Taxes

     The Company follows SFAS No. 109, "Accounting for Income Taxes," where deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using currently enacted tax rates. A valuation reserve against the net deferred assets is recorded, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt  Issuance  Cost

     The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the life of the debt. The Company wrote off the remaining $88,000 of debt issuance costs during fiscal 2001 in connection with the repayment of the related debt. (See Note L).

Intangible  Assets  and  Impairment  of  Long-Lived  Assets:

     Intangible assets consist of the following at March 31, 2002:

                                  Estimated
                                 Useful Life
                                 -----------
Customer intangibles                 5 years  $  412,000
Goodwill                             5 years   1,814,000
                                              -----------
                                               2,226,000

Less - Accumulated amortization                 (805,000)
                                              -----------
                                              $1,421,000
                                              ===========

     The Company evaluates it long-lived assets, which include property and leasehold improvements and intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Management believes that as of the balance sheet date presented none of the Company's long-lived assets were impaired.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be tested for impairment at least annually, or when events indicate that there may be an impairment. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Cardiotech is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Cardiotech must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Cardiotech will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and Cardiotech must perform the second step of the transitional impairment test. In the second step, Cardiotech must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the statement of income as of April 1, 2002.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Cardiotech expects to adopt SFAS No. 142 in the fiscal quarter ended June 30, 2002, the extensive effort needed to comply with adopting the statement makes it impracticable to reasonably estimate the financial statement impact, specifically whether there will be any transitional impairment losses realized as a cumulative effect of a change in accounting principle. As of March 31, 2002, Cardiotech had unamortized goodwill of $1,085,000 and unamortized identifiable intangible assets of $336,000. Amortization expense related to goodwill was approximately $350,000 and $216,000, for the fiscal years ended March 31, 2002 and 2001, respectively. Amortization expense related to other identifiable intangible assets that will continue to be amortized in the future was approximately $76,000 for the fiscal year ended March 31, 2002. Under this statement goodwill, as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis.

Recent  Accounting  Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles, determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of its 2003 fiscal year. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

Reclassifications

     Certain prior-year amounts have been reclassified to conform to the current year's presentation.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. RELATED  PARTY  TRANSACTIONS

     In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. The principal balance due is included as Subscriptions receivable from related parties in Stockholders' Equity of the consolidated balance sheet. As of March 31, 2002, the principal balance outstanding was $430,000.

     SFAS No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. Implant Sciences Corporation ("Implant"), a public company, is a related party with the Company by virtue of its significant business relationships.

     In March 2000, Implant entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement. The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents. In consideration of the research, development and technology transfer, Implant will pay the Company $150,000 in cash pursuant to a milestone schedule. In addition, Implant will purchase 100,000 shares of CardioTech's common stock at a price of $1.00 per share upon the achievement of certain milestones related to the research and development. As of March 31, 2002, Implant was obligated to purchase 60,000 shares of the Company's common stock at $1.00 per share. Accordingly, the Company recorded the related subscription receivable of $60,000 as Subscription receivable from related parties in Stockholders' Equity in the consolidated balance sheet. This amount was paid by Implant on April 6, 2002.

     The owner of the technology used in connection with the stent will be CardioTech, however such technology will be transferred to Implant pursuant to a technology license. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant. The material deadline is therefore the delivery of an operative prototype. Implant is obligated to pay the entire $250,000 if all milestone conditions are met. Through March 31, 2002 Implant has made cash payments of $115,000 to CardioTech.

     Certain of our directors hold positions as directors of Implant. Our chief executive officer and chairman of the board of directors is also a director of Implant. The chief executive officer and chairman of the board of directors of Implant is also a one of our directors. Our acting chief financial officer is also the acting chief financial officer of Implant.

     On October 10, 2001, the Company provided Implant a $500,000 Line of Credit facility. The Line of Credit provides for funding at the discretion of Implant, is subject to a security agreement providing a second lien on substantially all of Implant's assets, and provides for a $15,000 commitment fee which was paid in February 2002. The Company and Implant mutually agreed to terminate the Line of Credit on March 29, 2002. There were no borrowings on this Line of Credit from inception through its termination on March 29, 2002.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

D.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  at  March  31,  2002  consists  of the following:

Laboratory equipment                            $ 569,000
Furniture, fixtures and office equipment          150,000
Leasehold improvements                            213,000
                                                ----------
                                                  932,000
Less accumulated depreciation and amortization   (567,000)
                                                ----------

                                                $ 365,000
                                                ==========

     Depreciation expense for property and equipment for the fiscal years ended March 31, 2002 and 2001 was approximately $162,000 and $122,000, respectively.

E.  ACCRUED  EXPENSES

     Accrued  expense  at  March  31,  2002  consists  of  the  following:

Legal and professional fees  $ 78,000
Salaries and benefits         396,000
Research and development      112,000
Accrued interest               19,000
Other                          30,000
                             --------

                             $635,000
                             ========

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.  INCOME  TAXES

     Income (loss) before income taxes was generated as follows in the years ended March 31:

                   2002         2001
               ------------  -----------

United States  $(1,971,000)  $6,101,000
Foreign                  -     (396,000)
               ------------  -----------

               $(1,971,000)  $5,705,000
               ============  ===========

     Reconciliation between the Company's effective tax rate and the United States statutory rate is as follows:

                                                 2002    2001
                                                ------  ------
Expected federal tax rate                        34.0%   34.0%
State income taxes, net of federal tax benefit    3.9%    6.2%
Other                                            -7.5%    3.1%
Change in valuation allowance                   -30.4%  -43.3%
                                                ------  ------

Effective tax rate                                0.0%    0.0%
                                                ======  ======

     A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of this asset. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2002:

Deferred Tax Assets (Liabilities):

Net operating loss carryforwards                   $ 1,850,000
Stock options exercised                                316,000
Tax credits                                             99,000
Other                                                   26,000
Depreciation                                            (6,000)
                                                   ------------
Net deferred tax asset before valuation allowance    2,285,000

Valuation allowance                                 (2,285,000)
                                                   ------------

Net deferred tax asset                             $         -
                                                   ============

     As of March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $4,600,000 and $4,300,000, respectively, available to offset future taxable income that begin to expire in 2019 through 2023.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. CONCENTRATION  OF  CREDIT  RISK  AND  MAJOR  CUSTOMERS

     Customers comprising more than 10% of CardioTech's total revenues for the years ended March 31 are shown as follows:

            2002   2001
            -----  -----
Customer A    11%    26%
Customer B    10%    24%
Customer C     7%    17%
Customer D    12%     0%

H. LEASE  COMMITMENTS

     The Company leases offices, laboratory and manufacturing space under non-cancelable operating leases. Future minimum lease payments are as follows for the years ending March 31:

2003  $283,000
2004   157,000
2005     6,000
      --------

      $446,000
      ========

     Rent expense for operating leases was $330,000 and $261,000 for the years ended March 31, 2002 and 2001, respectively.

I. LONG-TERM  OBLIGATIONS

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

     On September 24, 1999, the Company issued a 7% Convertible Senior Note (the "Note") in the amount of $340,000 to DKB, on terms similar to and as an amendment to the Note Purchase Agreement, as amended, dated March 31, 1998. On February 6, 2002, DKB elected to convert the Note having an outstanding principal and interest balance outstanding on the date of conversion of approximately $398,000. The Note was converted into 433,094 shares of the Company's common stock at a conversion price of $0.91875.

     As  of  March  31, 2002, the Company had no obligations outstanding to DKB.

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

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003 and classified as Subscription receivable from related parties in Stockholders' Equity in the consolidated balance sheet. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. The promissory notes, which are with full recourse against the maker personally with respect to any amount due under this note, are secured by the common stock and warrants underlying the Units. Interest in the amount of $21,000 was accrued as of March 31, 2002. As of March 31, 2002, the principal balance outstanding is $150,000.

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

     During the fiscal year ended March 31, 2001, warrants representing 97,000 shares of the Company's common stock were exercised, resulting in cash proceeds of $145,000 to CardioTech. In connection with the exercise of stock options, the Company issued 24,750 shares of common stock, resulting in cash proceeds of $19,000. The Company also issued stock as a result of the exercise of options by a director for 30,000 shares of the Company's common stock, in exchange for a promissory note payable on April 30, 2001 in the principal amount of $15,000 and bearing interest at the rate of 4.54% per annum. During fiscal 2002, the Company received payment in full of all principal and interest in the approximate amount of $16,000. As of March 31, 2002, there was no principal and accrued interest balance outstanding.

     During the fiscal year ended March 31, 2002, warrants representing 63,200 shares of the Company's common stock were exercised, resulting in cash proceeds of approximately $87,000 to CardioTech. In connection with the exercise of stock options, the Company issued 84,377 shares of common stock, resulting in cash proceeds of $72,000.

     The Company also issued stock as a result of the exercise of options by a consultant for 200,000 shares of the Company's common stock, in exchange for a stock subscription receivable in June 2000 and July 2000 in the aggregate amount of $280,000, all of which remains outstanding as of March 31, 2002.

     Treasury  Stock  and  Other  Transactions
     -----------------------------------------

     In April 2000, the Company issued 67,113 shares of the Company's common stock to PolyBioMed Ltd., having a fair market value of $79,000 on the date of issuance, in consideration of a technology license agreement. In May 2000, the Company also loaned PolyBioMed Ltd $40,000. In June 2000, PolyBioMed Ltd. delivered to the Company 20,822 shares of the originally issued common stock at a cost of $40,000 in repayment of the loan, which has been recorded as treasury stock as of March 31, 2001. During fiscal 2002, the Company made open market purchases of 5,000 shares of the Company's common stock at a cost of approximately $8,000. Accordingly, total shares held in treasury as of March 31, 2002 is 25,822 at an approximate cost of $48,000.

     On February 6, 2002, DKB elected to convert a 7% Convertible Senior Note having an outstanding principal and interest balance outstanding on the date of conversion of approximately $398,000. The Note was converted into 433,094 shares of the Company's common stock at a conversion price of $0.91875 (See Note I).

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. ACQUISITION

     On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc., a Minnesota corporation ("CDT"), from Colorado Medtech, Inc., a Colorado corporation ("Medtech"), pursuant to an Acquisition Agreement dated as of April 30, 2001, by and among Cardiotech, CDT and Medtech.

     CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. CDT's facility is ISO 9001 and EN 46001 certified and includes a "Class 10,000" clean room.

     The consideration paid by Cardiotech to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from Cardiotech's working capital. In connection with the transaction, Cardiotech acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $130,000. The acquisition was accounted for in accordance with the purchase method of accounting. The excess of purchase price over the fair value of the net assets acquired was approximately $1,144,000 and was recorded as goodwill and other intangible assets, which is being amortized on a straight-line basis over five years.

     Operations of CDT are included in CardioTech's operations from the date of the acquisition. The unaudited pro forma results of operations of the Company and acquired business for the years ended March 31, 2002 and 2001 assuming the acquisition had occurred on April 1, 2000 are as follows:

                                       2002         2001
                                   ------------  ----------
Revenues                           $ 3,420,000   $3,935,000
                                   ============  ==========

Net loss                           $(1,973,000)  $5,659,000
                                   ============  ==========

Income (loss) per share - basic    $     (0.22)  $     0.67
                                   ============  ==========

Income (loss) per share - diluted  $     (0.22)  $     0.60
                                   ============  ==========

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In connection with the transaction, the Company repaid approximately $2,034,000 of 7% senior convertible notes held by Dresdner Kleinwort Benson Private Equity Partners LP, including all accrued interest and redemption premiums. Per the Agreement, the Company was also required to place in escrow, for a period of eighteen months from the date of the Agreement, $700,000 of the gross proceeds to fulfill certain indemnification provisions. On April 9, 2002, the provisions of escrow had been met and approximately $730,000, representing the escrow principal plus accrued interest, was transferred to the Company. The Company incurred transaction related costs of approximately $230,000.

     The unaudited financial data related to the CTL operations for the period from April 1, 2000 through November 17, 2000 is as follows:

                        2001
                     ----------
Revenues             $  64,000
Net loss             $(396,000)
Net loss per share:
  Basic              $   (0.05)
  Diluted            $   (0.05)

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. ENTERPRISE  AND  RELATED  GEOGRAPHIC  INFORMATION

     In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company managed its business in fiscal 2001 on the basis of one reportable operating segment. As a result of the acquisition of CDT in May 2001, the Company managed its business in fiscal 2002 on the basis of two reportable operating segments; Biomaterials and Outsourced R&D and Manufacturing. Net sales by geographic area are presented by attributing revenues from external customers or distributors on the basis of where the products are sold. Long-lived assets by geographic areas and information about products and services are included as enterprise-wide disclosures.

                                              2002         2001
                                          ------------  -----------
Net sales:
  Domestic - Biomaterials                 $ 1,258,000   $1,479,000
  CDT - Outsourced R&D and Manufacturing    1,962,000            -
  Europe                                            -       64,000
                                          ------------  -----------

                                          $ 3,220,000   $1,543,000
                                          ============  ===========

Net income (loss):
  Domestic - Biomaterials                 $(1,963,000)  $6,101,000
  CDT - Outsourced R&D and Manufacturing       (8,000)           -
  Europe                                            -     (396,000)
                                          ------------  -----------

                                          $(1,971,000)  $5,705,000
                                          ============  ===========

Total assets:
  Domestic - Biomaterials                 $ 6,355,000   $7,251,000
  CDT - Outsourced R&D and Manufacturing      199,000            -
  Europe                                            -            -
                                          ------------  -----------

                                          $ 6,554,000   $7,251,000
                                          ============  ===========

Long-lived assets, net:
  Domestic - Biomaterials                 $   487,000   $1,160,000
  CDT - Outsourced R&D and Manufacturing      934,000            -
  Europe                                            -            -
                                          ------------  -----------

                                          $ 1,421,000   $1,160,000
                                          ============  ===========

N. SUPPLEMENTAL  DISCLOSURES  FOR  STOCK-BASED  COMPENSATION

     CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). During fiscal 2002, the Company issued options to consultants to purchase 725,000 shares of the Company's common stock, which were valued using the Black Scholes option pricing model. These options were vested immediately upon grant.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of the options granted of $786,000 was recorded as consulting expense and is included in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended March 31, 2002.

     Activity under the Plans for the years ended March 31, 2002 and 2001 is as follows:

                              NUMBER    WEIGHTED AVERAGE
                            OF SHARES    EXERCISE PRICE
                            ----------  -----------------
Outstanding March 31, 2000  2,381,428   $            2.06
Granted                     1,188,454                1.20
Cancelled                    (981,887)               1.51
Exercised                    (254,750)               1.23
                            ----------
Outstanding March 31, 2001  2,333,245                1.86
Granted                     2,376,588                1.43
Cancelled/Expired            (140,647)               1.93
Exercised                     (92,790)               0.76
                            ----------
Outstanding March 31, 2002  4,476,396                1.66
                            ==========

     Summarized information about stock options outstanding at March 31, 2002 is as follows:

                                                            EXERCISABLE
                                 WEIGHTED               --------------------
                                 AVERAGE     WEIGHTED               WEIGHTED
                   NUMBER OF    REMAINING     AVERAGE               AVERAGE
RANGE OF            OPTIONS    CONTRACTURAL  EXERCISE   NUMBER OF  EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     OPTIONS     PRICE
----------------  -----------  ------------  ---------  ---------  ---------
0.50 - $0.88         858,988           8.1  $    0.69    734,598  $    0.67
----------------  -----------  ------------  ---------  ---------  ---------
1.01 - $1.94       2,877,569           8.4  $    1.53  2,248,256  $    1.51
----------------  -----------  ------------  ---------  ---------  ---------
2.06 - $2.25         178,875           8.2  $    2.18    178,875  $    2.18
----------------  -----------  ------------  ---------  ---------  ---------
3.06 - $3.80         560,964           7.9  $    3.59    558,922  $    3.59
----------------  -----------  ------------  ---------  ---------  ---------

0.50 - $3.80       4,476,396           8.3  $    1.66  3,720,651  $    1.69
----------------  -----------  ------------  ---------  ---------  ---------

     Options exercisable at March 31, 2002 and March 31, 2001 were 3,720,651 and 1,968,574 respectively.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25 and related interpretations in accounting for the plan. SFAS 123, issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation cost for the Company's stock option grants been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

                                    YEAR ENDED MARCH 31,
                                  ------------------------
                                      2002         2001
                                  ------------  ----------
Net income (loss):
As reported                       $(1,971,000)  $5,705,000
Pro forma                          (2,921,000)   4,526,000

Basic income (loss) per share:
As reported                             (0.23)        0.68
Pro forma                               (0.34)        0.54

Diluted income (loss) per share:
As reported                             (0.23)        0.61
Pro forma                               (0.34)        0.48

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

     The fair value of each option granted during the fiscal years 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  2002        2001
                               ----------  ----------
Dividend yield                   None        None
Expected volatility                 80.0%       80.0%
Risk-free interest rate              4.9%        5.6%
Expected life                   10 years    10 years
Fair value of options granted  $    0.92   $    1.14

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. EARNINGS  PER  SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations for the years ended March 31:

                                                 2002         2001
                                             ------------  ----------
Numerator:
Net income (loss) - Basic                    $(1,971,000)  $5,705,000
Adjustments:
Convertible debt interest                              -       25,000
                                             ------------  ----------
Net income (loss) after assumed conversions
  of dilutive securities - Diluted           $(1,971,000)  $5,730,000
                                             ============  ==========

Denominator:
Common shares outstanding - Basic              8,620,956    8,424,374
Effect of dilutive securities:
Options                                                -      433,890
Warrants                                               -      309,941
Convertible debt                                       -      225,537
                                             ------------  ----------

Common shares outstanding - Diluted            8,620,956    9,393,742
                                             ============  ==========

Net income (loss) per share:
Basic                                        $     (0.23)  $     0.68
                                             ============  ==========
Diluted                                      $     (0.23)  $     0.61
                                             ============  ==========

     Options and warrants outstanding during the years ended March 31, 2002 and 2001 to purchase 5,003,071 shares and 2,043,062 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

P. SUBSEQUENT  EVENTS

     In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent''). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements.

     Under terms of the agreement, CardioTech irrevocably granted an exclusive, worldwide license of its intellectual property rights relating to ChronoFlex RC, enabling Credent to exclusively synthesize ChronoFlex RC biodurable polycarbonate-urethane. Credent will use ChronoFlex RC in the manufacture of its vascular access and peripheral vascular grafts and potentially in future development products. Credent has licensed back to CardioTech the right to use ChronoFlex RC for the manufacture and marketing of coronary artery bypass grafts.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June  28,  2002               CardioTech  International,  Inc.

                                      By:  /s/  Michael  Szycher
                                      --------------------------------------
                                      Michael  Szycher
                                      Chairman  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June  28,  2002               /s/  Michael  Szycher
                                      --------------------------------------
                                      Michael  Szycher
                                      Chairman,  Chief  Executive  Officer
                                      (Principal  Executive  Officer)

Dated:  June  28,  2002               /s/  Michael  F.  Adams
                                      --------------------------------------
                                      Michael  F.  Adams
                                      Director

Dated:  June  28,  2002               /s/  Michael  Barretti
                                      --------------------------------------
                                      Michael  Barretti
                                      Director

Dated:  June  28,  2002               /s/  Anthony  J. Armini
                                      --------------------------------------
                                      Anthony  J.  Armini
                                      Director

Dated:  June  28,  2002               /s/  David  C.  Volpe
                                      --------------------------------------
                                      David  C.  Volpe
                                      Acting  Chief  Financial  Officer


Dated:  June  28,  2002               /s/  Thomas F. Lovett
                                      --------------------------------------
                                      Thomas  F.  Lovett
                                      Controller
                                      (Principal  Accounting  Officer)