Form 10QSB
period 2002-06-30
CARDIOTECH INTERNATIONAL INC
filed 2002-08-14
CIK 1011060

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                          Commission File No.  0-28034
                                               -------


                         CardioTech International, Inc.
                         -----------------------------
           (Name of small business issuer as specified in its charter)

            Massachusetts                                        04-3186647
      -------------------                                  ----------------
      State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization                     Identification No.)


     78 E Olympia Avenue, Woburn, Massachusetts                      01801
     ------------------------------------------------                -----
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (781) 933-4772
                                                            --------------

The number of shares outstanding of the registrant's class of Common Stock as of August 8, 2002 was 9,191,507. There are 43,822 shares held in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                  TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                                    1

         Condensed Consolidated Balance Sheets at June 30, 2002, and March 31, 2002     2

         Condensed Consolidated Statements of Operations for the three months ended
           June 30, 2002 and 2001                                                       3

         Condensed Consolidated Statements of Cash Flows for the three months ended
           June 30, 2002 and 2001                                                       4

         Notes to Condensed Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                     14

Item 4.  Submission  of Matters to a Vote of Security Holders                          14

Item 6.  Exhibits and Reports on Form 8-K                                              14

Signatures                                                                             15

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)


                                                              JUNE 30, 2002    MARCH 31, 2002
                                                             ---------------  ----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                  $    3,903,000   $     4,093,000
  Accounts receivable - trade                                       509,000           338,000
  Accounts receivable - other                                       114,000            81,000
  Inventory                                                         134,000           134,000
  Prepaid expenses and other current assets                          22,000            82,000
                                                             ---------------  ----------------
    Total Current Assets                                          4,682,000         4,728,000

Property and equipment, net                                         336,000           365,000
Amortizable intangible assets, net                                  316,000           336,000
Goodwill                                                          1,085,000         1,085,000
Other non-current assets                                             40,000            40,000
                                                             ---------------  ----------------

    Total Assets                                             $    6,459,000   $     6,554,000
                                                             ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                           $      209,000   $       260,000
  Accrued expenses                                                  658,000           635,000
  Deferred revenue                                                  266,000           225,000
                                                             ---------------  ----------------
    Total Current Liabilities                                     1,133,000         1,120,000
                                                             ---------------  ----------------
Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    9,191,507 and 9,158,601 issued; and 9,147,645 and
    9,132,779 outstanding, respectively                              92,000            91,000
  Additional paid-in capital                                     16,108,000        16,078,000
  Accumulated deficit                                           (10,368,000)      (10,197,000)
  Subscriptions receivable from related parties                    (430,000)         (490,000)
                                                             ---------------  ----------------
                                                                  5,402,000         5,482,000
Less: treasury stock, at cost                                       (76,000)          (48,000)
                                                             ---------------  ----------------
    Total Stockholders' Equity                                    5,326,000         5,434,000
                                                             ---------------  ----------------

   Total Liabilities and Stockholders' Equity                $    6,459,000   $     6,554,000
                                                             ===============  ================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                              ----------------------------------------
                                                     2002                 2001
                                              -------------------  -------------------
Revenue:
  Product sales                               $          598,000   $          518,000
  Research grants and contracts                           49,000              103,000
  Royalties                                              155,000              196,000
                                              -------------------  -------------------
                                                         802,000              817,000
                                              -------------------  -------------------

Operating Expenses:
  Cost of product sales                                  413,000              333,000
  Cost of research grants and contracts                   37,000               64,000
  Research and development                                45,000               59,000
  Selling, general and administrative                    490,000              556,000
                                              -------------------  -------------------
                                                         985,000            1,012,000
                                              -------------------  -------------------
Loss from operations                                    (183,000)            (195,000)
                                              -------------------  -------------------

Other Income (Expense):
  Interest expense                                             -               (6,000)
  Interest income                                         12,000               47,000
                                              -------------------  -------------------
   Other income (expense), net                            12,000               41,000
                                              -------------------  -------------------

Net loss before provision for income taxes              (171,000)            (154,000)
Provision for income taxes                                     -               58,000
                                              -------------------  -------------------

Net loss                                      $         (171,000)  $         (212,000)
                                              ===================  ===================

Net loss per common share, basic and diluted  $            (0.02)  $            (0.02)
                                              ===================  ===================

Shares used in computing net loss per
     common shares, basic and diluted                  9,161,755            8,507,451
                                              ===================  ===================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                                --------------------------------------
                                                                       2002                2001
                                                                ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $        (171,000)  $        (212,000)
Adjustments to reconcile net loss to net
 cash flows used by operating activities:
 Fair value of options granted to consultants                                   -              57,000
 Non-cash interest paid by issuance of convertible senior notes                 -               6,000
 Depreciation and amortization                                             60,000             235,000
 Changes in operating assets and liabilities:
  Accounts receivable                                                    (171,000)            148,000
  Prepaid expenses and other current assets                                60,000              36,000
  Other assets                                                            (33,000)            (55,000)
  Accounts payable                                                        (51,000)           (167,000)
  Accrued expenses                                                         23,000              19,000
  Deferred revenue                                                         41,000             (28,000)
                                                                ------------------  ------------------
Net cash (used) provided by operating activities                         (242,000)             39,000
                                                                ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                       (11,000)            (91,000)
 Net cash paid for acquisition of CDT, including
  merger related expenses                                                       -          (1,430,000)
                                                                ------------------  ------------------
Net cash used by investing activities                                     (11,000)         (1,521,000)
                                                                ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                91,000                   -
 Purchase of treasury stock                                               (28,000)             (4,000)
                                                                ------------------  ------------------
Net cash (used) provided by financing activities                           63,000              (4,000)
                                                                ------------------  ------------------


Net decrease in cash and cash equivalents                                (190,000)         (1,486,000)

Cash and cash equivalents at beginning of period                        4,093,000           5,110,000
                                                                ------------------  ------------------

Cash and cash equivalents at end of period                      $       3,903,000   $       3,624,000
                                                                ==================  ==================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.   DESCRIPTION  OF  BUSINESS

     CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes, that has been demonstrated to be biocompatible and non-toxic. Additionally, the Company's wholly owned subsidiary, CMED Catheter and Disposables Technology, Inc. ("CDT"), is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables. The Company is headquartered in Woburn, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities, and CDT operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota.

2.   INTERIM  FINANCIAL  STATEMENTS

     The condensed consolidated financial information for the three months ending June 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period. The results of operations and cash flows for the three months ending June 30, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2002 filed with the Securities and Exchange Commission.

3.   NEW  ACCOUNTING  STANDARDS

     Effective April 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

     The Company completed the first step of the transitional goodwill impairment test during the three months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

     The Company did not record expense related to the amortization of goodwill during the three months ended June 30, 2002. The Company recorded expense related to the amortization of goodwill of $75,000 during the three months ended June 30, 2001. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expense related to the amortization of its intangible assets of $21,000 and $14,000 during the three months ended June 30, 2002 and 2001, respectively.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Based on its most recent analysis, the Company believes that no indication of impairment exists as of June 30, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs associated with restructuring and other disposal activities. This statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

4.   REVENUE  RECOGNITION

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

     The Company earned revenue from a Small Business Innovation Research (SBIR) grant, respectively, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

5.   RELATED  PARTY  TRANSACTIONS

     In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. The principal balance due is included as Subscriptions receivable from related parties in Stockholders' Equity of the consolidated balance sheet. As of June 30, 2002, the principal balance outstanding was $430,000.

     SFAS No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. Implant Sciences Corporation ("Implant"), a public company, is a related party with the Company by virtue of its significant business relationships.

     In March 2000, Implant entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement. The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents. In consideration of the research, development and technology transfer, Implant will pay the Company $150,000 in cash pursuant to a milestone schedule. In addition, Implant will purchase 100,000 shares of CardioTech's common stock at a price of $1.00 per share upon the achievement of certain milestones related to the research and development. As of March 31, 2002, Implant was obligated to purchase 60,000 shares of the Company's common stock at $1.00 per share. Accordingly, the Company recorded the related subscription receivable of

     $60,000 as Subscription receivable from related parties in Stockholders' Equity in the consolidated balance sheet at March 31, 2002. The amount was paid by Implant on and the shares were issued in the first quarter of fiscal 2003.

     The owner of the technology used in connection with the stent will be CardioTech, however such technology will be transferred to Implant pursuant to a technology license. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant. The material deadline is therefore the delivery of an operative prototype. Implant is obligated to pay the entire $250,000 if all milestone conditions are met. Through March 31, 2002 Implant has made cash payments of $115,000 to CardioTech. No payments were made or payable to the Company in the quarter ended June 30, 2002.

     Certain of our directors hold positions as directors of Implant. Our chief executive officer and chairman of the board of directors is also a director of Implant. The chief executive officer and chairman of the board of directors of Implant is also a one of our directors. Our acting chief financial officer is also the acting chief financial officer of Implant.

6.   EARNINGS  PER  SHARE

     The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share." Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 4,970,485 and 2,431,376 shares of common stock outstanding during the periods ended June 30, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

7.   ENTERPRISE  AND  RELATED  GEOGRAPHIC  INFORMATION

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

                                           2002         2001
                                        -----------  -----------
Net sales:
 Domestic - Biomaterials                $  322,000   $  404,000
 CDT - Outsourced R&D and Manufacturing    480,000      413,000
                                        -----------  -----------

                                        $  802,000   $  817,000
                                        ===========  ===========

Net income (loss):
 Domestic - Biomaterials                $ (226,000)  $ (249,000)
 CDT - Outsourced R&D and Manufacturing     55,000       37,000
                                        -----------  -----------

                                        $ (171,000)  $ (212,000)
                                        ===========  ===========

                                            2002         2001
                                        -----------  -----------
Total assets:
 Domestic - Biomaterials                $6,104,000   $7,010,000
 CDT - Outsourced R&D and Manufacturing    355,000      387,000
                                        -----------  -----------

                                        $6,459,000   $7,397,000
                                        ===========  ===========

Long-lived assets, net:
 Domestic - Biomaterials                $  487,000   $  649,000
 CDT - Outsourced R&D and Manufacturing    914,000    1,018,000
                                        -----------  -----------

                                        $1,401,000   $1,667,000
                                        ===========  ===========

8.   ACQUISITION

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

9.   TECHNOLOGY  TRANSFER  AND  LICENSE  AGREEMENT

     In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent''). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements. During the first quarter of fiscal 2003, the Company recorded $50,000 as royalty and license fees under this agreement.

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

RESULTS  OF  OPERATIONS

     Three  Months  Ended  June  30,  2002  vs  2001

     Revenue for the three months ended June 30, 2002 was $802,000 as compared to $817,000 for the comparable prior year period, a decrease of $15,000 or 2%. This decrease is attributable primarily to a decrease in royalty revenue and research grants and contracts, offset by increases in product sales. Biomaterial product sales were $118,000 for the three months ended June 30, 2002 as compared to $105,000 for the comparable prior year period, an increase of $13,000 or 12%. Additionally, product sales from CDT, the Company's wholly owned outsourced research and development and manufacturing subsidiary were $480,000 for the three months ended June 30, 2002 as compared to $413,000 for the comparable prior year period, an increase of $67,000 or 16%. The increase in revenue from product sales is primarily a result of increased outsourced manufacturing projects at CDT. Royalty revenue for the three months ended June 30, 2002 was $155,000 as compared to $196,000 for the comparable prior year period, a decrease of $41,000 or 21%. Research grants and contracts were $49,000 for the three month period ended June 30, 2002 as compared to $103,000 for the comparable prior year period, a decrease of $54,000, and reflects effect of the completion of one grant.

     Cost of product sales for the three months ended June 30, 2002 was $413,000, as compared to $333,000 for the comparable prior year period, an increase of $80,000 or 24%. The increase in cost of product sales is primarily attributable to the acquisition in May 2001 of CDT. Gross margin on product sales was approximately 45% for the three months ended June 30, 2002 as compared to gross margin of 53% for the comparable prior year period. The Company maintained a stable 47% gross margin from quarter-to-quarter in its CDT operations. Cost of research grants and contracts for the year ended June 30, 2002 was $37,000 as compared to $64,000 for the comparable prior year period, a decrease of $27,000 or 42%, and reflects the effect of decreased spending requirements upon the completion of one grant.

     Research and development expense for the three months ended June 30, 2002 was $45,000, as compared to $59,000 for the comparable prior year period, a decrease of $14,000, or 24%. The research and development spending is consistent with prior year research and development expenditures.

     Selling, general and administrative expense for the three months ended June 30, 2002 was $490,000, as compared to $556,000 for the comparable prior year period, a decrease of $66,000 or 12%. This decrease is a result of a $57,000 stock based compensation charge related to the fair value of options granted to consultants in the first quarter of fiscal 2002. The Company did not incur any such charges in the first quarter of fiscal 2003. The Company continues to maintain strict cost controls over its selling, general and administrative expenses.

     The Company had no interest expense for the three months ended June 30, 2002 as compared to $6,000 for the comparable prior year period, a decrease of $6,000. The decrease in interest expense is attributable to the elimination of all debt as a result of Dresdner Kleinwort Benson's conversion of its remaining $398,000 long-term debt into 433,094 shares of the Company's common stock in February 2002. Interest income for the three months ended June 30, 2002 was $12,000 as compared to $47,000 for the comparable prior year period, a decrease of $35,000 or 74%. The decrease in interest income is attributable to lower excess cash held in money market funds.

     Net loss for the three months ended June 30, 2002 was $171,000 as compared to $212,000 for the comparable prior year period, a decrease in net loss of $41,000 or 19%. The decrease in net loss is primarily attributable to the decrease in operating expenses as described above. Net loss per share for the three months ended June 30, 2002 and 2001 was $0.02 per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $242,000 in operations during the three months ended June 30, 2002 as compared to providing $39,000 for the comparable prior year period. For the three months ended June 30, 2002, the Company's use of funds for operating activities resulted primarily from a net loss of $171,000, an increase in accounts receivable of $171,000, and a decrease in accounts payable of $51,000. The uses of funds was offset by a decrease in prepaid expenses and other assets of $60,000, an increase in accrued expenses of $23,000, an increase in deferred revenue of $41,000 and depreciation and amortization of $60,000. Investing activities used cash of $11,000 for the three months ended June 30, 2002 as compared to a use of cash of $1,521,000 for the comparable prior year period. The decrease in use of cash for investing activities is attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,430,000, including acquisition costs of $130,000; and the purchase of equipment for the Company's Woburn, MA facility in the amount of $91,000 in the first quarter of fiscal 2002. Financing activities provided cash of $63,000 for the three months ended June 30, 2002 as compared to using cash of $4,000 for the comparable prior year period. Cash of $91,000 was provided in connection with the exercise of stock options and issuance of 60,000 shares of the Company's common stock to Implant Sciences Corporation (See Note 5 to the Notes to Condensed Consolidated Financial Statements). Approximately $28,000 of cash was used to repurchase 18,000 shares of the Company's common stock in the open market.

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

     CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through June 30, 2002, CardioTech continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; NIH research grants; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

     As of June 30, 2002, CardioTech was conducting its operations with approximately $3,903,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

Recent  Accounting  Pronouncements

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter of its 2003 fiscal year. The Company performed the first of the required impairment tests during the first quarter of fiscal 2003 and has determined that no impairment exists for any of its goodwill.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Based on its most recent analysis, the Company believes that no indication of impairment exists as of June 30, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs associated with restructuring and other disposal activities. This statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

Critical  Accounting  Policies

     Our significant accounting policies are summarized in our notes to condensed consolidated financial statements in this Form 10QSB for the three months ending June 30, 2002 and in Note A to our consolidated financial statements in our Form 10KSB for the year ended March 31, 2002. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in industry, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements. Our critical accounting policies are as follows:

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

          -    Intangibles

               Our long-lived assets include intangible assets and goodwill. At June 30, 2002, we had $1,401,000 of intangible assets and goodwill, net, which accounted for approximately 22% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," as of April 1, 2002, and will be required to test our intangible assets for impairment during the first six months of fiscal 2003, and then on a periodic basis thereafter. We are currently evaluating the impact of this statement. Regardless of the results of this initial test, future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment could have a material adverse impact on our financial condition and results of operations.

Forward-Looking  Statements

     The Company believes that this Form 10-QSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements such as (i) the clinical performance of the coronary artery bypass graft, (ii) the expected size of the market for the Company's products under development, (iii) performance of the experimental drug-eluting stent, and (iv) the sufficiency of the Company's liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

PART II.  OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

               NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

               NONE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

          (a)  Exhibits:

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K:

               Current Report on Form 8-K Dated July 1, 2002 regarding the dismissal of Arthur Andersen, LLP as the Company's independent accountants.

               Current Report on Form 8-K Dated August 2, 2002 regarding the appointment of Ernst & Young LLP as the Company's independent accountants.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CardioTech International, Inc.

                                  /s/  Michael Szycher
                                  -------------------------------------
                                  Michael Szycher, Ph.D.
                                  Chairman and Chief Executive Officer


                                  /s/  David C. Volpe
                                  -------------------------------------
                                  David C. Volpe
                                  Acting Chief Financial Officer


                                  /s/  Thomas F. Lovett
                                  -------------------------------------
                                  Thomas F. Lovett
                                  Controller



Dated:  August 14, 2002