Form 10QSB
period 2002-09-30
CARDIOTECH INTERNATIONAL INC
filed 2002-11-14
CIK 1011060

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

CardioTech International, Inc.
(Name of small business issuer as specified in its charter)

Massachusetts State or other jurisdiction of incorporation or organization	04-3186647 (I.R.S. Employer Identification No.)
78 E Olympia Avenue, Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)

Registrant's telephone number, including area code (781) 933-4772

        The number of shares outstanding of the registrant's class of Common Stock as of October 31, 2002 was 9,124,244 The Company held 89,822 shares in treasury.

CARDIOTECH INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

			Page
PART I	—	FINANCIAL INFORMATION
Item 1	—	Financial Statements (unaudited)
		Condensed Consolidated Balance Sheets at September 30, 2002, and March 31, 2002	3
		Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2002 and 2001	4
		Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2002 and 2001	5
		Notes to Condensed Consolidated Financial Statements	6-11
Item 2	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17
PART II	—	OTHER INFORMATION
Item 4	—	Submission of Matters to a Vote of Security Holders	18
Item 6	—	Exhibits and Reports on Form 8-K	18
Signatures			19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2002	March 31, 2002
	unaudited	Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$3,450,000	$4,093,000
Accounts receivable—trade	411,000	338,000
Accounts receivable—other	80,000	81,000
Inventory	189,000	134,000
Prepaid expenses and other current assets	108,000	82,000

Total Current Assets	4,238,000	4,728,000
Property and equipment, net	303,000	365,000
Amortizable intangible assets, net	294,000	336,000
Goodwill	1,085,000	1,085,000
Other non-current assets	40,000	40,000

Total Assets	$5,960,000	$6,554,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$161,000	$260,000
Accrued expenses	623,000	635,000
Deferred revenue	257,000	225,000

Total Current Liabilities	1,041,000	1,120,000

Commitments and contingencies
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 9,191,462 and 9,158,601 issued; and 9,112,040 and 9,132,779 outstanding, as of September 30, 2002 and March 31, 2002, respectively	92,000	91,000
Additional paid-in capital	16,111,000	16,078,000
Accumulated deficit	(10,721,000)	(10,197,000)
Subscriptions receivable from related parties	(430,000)	(490,000)

	5,052,000	5,482,000
Less: treasury stock, 79,422 and 25,822 shares at cost as of September 30, 2002 and March 31, 2002, respectively	(133,000)	(48,000)

Total Stockholders' Equity	4,919,000	5,434,000

Total Liabilities and Stockholders' Equity	$5,960,000	$6,554,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product sales	$631,000	$650,000	$1,229,000	$1,169,000
Research grants and contracts	39,000	56,000	88,000	159,000
Royalties	51,000	62,000	206,000	258,000

	721,000	768,000	1,523,000	1,586,000

Operating Expense:
Cost of product sales	491,000	586,000	903,000	886,000
Cost of research grants and contracts	24,000	23,000	61,000	120,000
Research and development	81,000	72,000	125,000	132,000
Selling, general and administrative	489,000	1,243,000	980,000	1,798,000

	1,085,000	1,924,000	2,069,000	2,936,000

Loss from operations	(364,000)	(1,156,000)	(546,000)	(1,350,000)

Interest Income and Expense:
Interest expense	—	(7,000)	—	(13,000)
Interest income	9,000	33,000	21,000	79,000
Other income	—	3,000	—	3,000

	9,000	29,000	21,000	69,000

Loss before provision for income taxes	(355,000)	(1,127,000)	(525,000)	(1,281,000)
Provision for income taxes	—	4,000	—	62,000

Net loss	$(355,000)	$(1,131,000)	$(525,000)	$(1,343,000)

Net loss per common share, basic and diluted	$(0.04)	$(0.13)	$(0.06)	$(0.16)

Shares used in computing net loss per common share, basic and diluted	9,128,960	8,507,451	9,130,658	8,507,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net Loss	$(525,000)	$(1,343,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted to consultant	—	729,000
Interest on convertible senior notes	—	13,000
Depreciation and amortization	114,000	386,000
Changes in assets and liabilities:
Accounts receivable	(72,000)	112,000
Inventory	(54,000)	—
Prepaid expenses	(26,000)	(47,000)
Other non-current assets	1,000	(51,000)
Accounts payable	(99,000)	(300,000)
Accrued expenses and other current liabilities	(13,000)	93,000
Deferred revenues	32,000	(33,000)

Net cash used in operating activities	(642,000)	(441,000)

Cash flows from investing activities:
Purchase of property and equipment	(11,000)	(89,000)
Net cash paid for acquisition of CDT, including merger related expenses	—	(1,430,000)

Net cash used in investing activities	(11,000)	(1,519,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	95,000	—
Purchase of treasury stock	(85,000)	(6,000)

Net cash provided by (used in) financing activities	10,000	(6,000)

Net decrease in cash and cash equivalents	(643,000)	(1,966,000)
Cash and cash equivalents at beginning of period	4,093,000	5,110,000

Cash and cash equivalents at end of period	$3,450,000	$3,144,000

Supplemental Disclosure of Cash Flow Information:
Acquisition of CDT:
Fair value of assets acquired	$—	$(1,905,000)
Liabilities assumed	—	475,000

Cash paid for acquisition of CDT	$—	$(1,430,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

1. Description of Business

        CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes, that has been demonstrated to be biocompatible and non-toxic. Additionally, the Company's wholly owned subsidiary, Catheter and Disposables Technology, Inc. ("CDT"), is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables. The Company is headquartered in Woburn, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities, and CDT operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota.

2. Interim Financial Statements

        The condensed consolidated financial information for the three and six months ending September 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period. The results of operations for the three and six months ending September 30, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2002 filed with the Securities and Exchange Commission. The balance sheet at March 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3. New Accounting Standards

        Effective April 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives of five years will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company completed the first step of the transitional goodwill impairment test during the six months ended September 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the first quarter ending June 30, 2003.

        The Company did not record expense related to the amortization of goodwill during the three and six months ended September 30, 2002. The Company recorded expense related to the amortization of goodwill of $75,000 and $161,000 during the three and six months ended September 30, 2001, respectively. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expenses related to the amortization of its intangible assets of $21,000 and $41,000 during the three and six months ended September 30, 2002, respectively, and $14,000 and $35,000 during the three and six months ended September 30, 2001, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(355,000)	$(1,131,000)	$(525,000)	$(1,343,000)
Add: Goodwill amortization	—	75,000	—	161,000

Proforma net loss	$(355,000)	$(1,056,000)	$(525,000)	$(1,182,000)

Basic and diluted loss per share:
Reported net loss per share	$(0.04)	$(0.13)	$(0.06)	$(0.16)
Add: Goodwill amortization	$—	$0.01	$—	$0.02

Proforma basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.06)	$(0.14)

Shares used in computing proforma net loss per common share, basic and diluted	9,128,960	8,507,451	9,130,658	8,507,451

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Based on its most recent analysis, the Company believes that no indication of impairment exists as of September 30, 2002.

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

        The Company earned revenue of $88,000 and $120,000 for the six months ended September 30, 2002 and September 30, 2001 respectively, from a Small Business Innovation Research (SBIR) grant, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

5. Related Party Transactions

        In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. The principal balance due is included as Subscriptions receivable from related parties in Stockholders' Equity of the consolidated balance sheet. As of September 30, 2002, the principal balance outstanding was $430,000.

        SFAS No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. Implant Sciences Corporation ("Implant"), a public company, is a related party with the Company by virtue of its significant business relationships.

        In March 2000, Implant entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement. The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents. In consideration of the research, development and technology transfer, Implant will pay the Company $150,000 in cash pursuant to a milestone schedule. In addition, Implant will purchase 100,000 shares of CardioTech's common stock at a price of $1.00 per share upon the achievement of certain milestones related to the research and development. On April 18, 2002, Implant purchased 60,000 shares of the Company's common stock at $1.00 per share.

        The owner of the technology used in connection with the stent will be CardioTech, however, such technology will be transferred to Implant pursuant to a technology license. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant. The material deadline is therefore the delivery of an operative prototype. Implant is obligated to pay the entire $250,000 if all milestone conditions are met. Through March 31, 2002 Implant has made cash payments of $115,000 to CardioTech. No payments were made or payable to the Company during the six month period ended September 30, 2002.

        Certain of our directors hold positions as directors of Implant. Our chief executive officer and chairman of the board of directors is also a director of Implant. The chief executive officer and chairman of the board of directors of Implant is also a one of our directors. Our acting chief financial officer is also the acting chief financial officer of Implant.

6. Earnings Per Share

        The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share." Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 5,046,769 and 3,071,376 shares of common stock outstanding during the periods ended September 30, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

7. Enterprise and Related Geographic Information

        In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company managed its business in fiscal 2001 on the basis of one reportable operating segment. As a result of the acquisition of CDT in May 2001, the Company managed its business in fiscal 2003 and 2002 on the basis of two reportable operating segments; Biomaterials and Outsourced R&D and Manufacturing. Long-lived assets by geographic areas and information about products and services are included as enterprise-wide disclosures.

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales:
Domestic—Biomaterials	$230,000	$268,000	$552,000	$672,000
CDT—Outsourced R&D and Manufacturing	491,000	500,000	971,000	914,000

	$721,000	$768,000	$1,523,000	$1,586,000

Net income (loss):
Domestic—Biomaterials	$(395,000)	$(1,017,000)	$(620,000)	$(1,267,000)
CDT—Outsourced R&D and Manufacturing	40,000	(114,000)	95,000	(76,000)

	$(355,000)	$(1,131,000)	$(525,000)	$(1,343,000)

Total assets:
Domestic—Biomaterials	$4,145,000	$5,141,000	$4,145,000	$5,141,000
CDT—Outsourced R&D and Manufacturing	1,815,000	1,748,000	1,815,000	1,748,000

	$5,960,000	$6,889,000	$5,960,000	$6,889,000

Long-lived assets:
Domestic—Biomaterials	$487,000	$595,000	$487,000	$595,000
CDT—Outsourced R&D and Manufacturing	892,000	965,000	892,000	965,000

	$1,379,000	$1,560,000	$1,379,000	$1,560,000

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

9. Technology Transfer and License Agreement

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent"). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements. During the first quarter of fiscal 2003, the Company recorded $50,000 as royalty and license fees under this agreement. Additionally, $50,000 was received in October 2002 and will be recognized as revenue in our third quarter ending December 31, 2002.

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

10. Subsequent Event

        On October 28, 2002, we and Gish Biomedical Inc., a California corporation ("Gish"), announced the execution of a definitive agreement permitting us to acquire Gish. Assuming the consummation of the transaction, each issued and outstanding share of Gish common stock will be exchanged for 1.3422 shares of our common stock. Based on the number of shares of Gish common stock issued and outstanding, as of the date of the agreement, we will be required to issue approximately 4,820,000 new shares of our common stock in the transaction. The acquisition is subject to obtaining the approval of our shareholders and the shareholders of Gish. There are other customary closing conditions, which must be satisfied before the transaction could be finalized. Assuming all of the conditions are satisfied, the transaction is expected to close in the first quarter of calendar year 2003. The transaction will be structured as a tax-free reorganization.

        Gish is located in Rancho Santa Margarita, California, and specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

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

        ChronoFilm is a registered trademark of PMI. ChronoFlex, is a registered trademark of CardioTech. CardioPass, ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech.

Results of Operations

  Comparison for the Three Months Ended September 30, 2002 and 2001.

        Revenue for the three months ended September 30, 2002 was $721,000 as compared to $768,000 for the comparable prior year period, a decrease of $47,000 or 6%. This decrease is attributable primarily to a decrease in biomaterial product sales, royalty revenue and research grants and contracts, offset by increases in product sales. Biomaterial product sales were $140,000 for the three months ended September 30, 2002 as compared to $154,000 for the comparable prior year period, a decrease of $14,000 or 9%. We believe that slight fluctuations in sales in our biomaterials business from quarter-to-quarter are normal occurrences, however, we also believe that as we continue to focus our efforts on growing revenues from our CDT subsidiary, we will experience minimal, if any, growth from our biomaterials business. Product sales from CDT, our wholly owned outsourced research and development and manufacturing subsidiary, were $491,000 for the three months ended September 30, 2002 as compared to $500,000 for the comparable prior year period, a decrease of $9,000 or 2%. The decrease in revenue from CDT product sales is primarily a result of efforts to focus on jobs that would provide higher gross margins. Royalty revenue for the three months ended September 30, 2002 was

$51,000 as compared to $62,000 for the comparable prior year period, a decrease of $11,000 or 18%. The decrease in royalty revenue is primarily a result of the discontinuation of royalty payments from one customer. Research grants and contracts were $39,000 for the three months ended September 30, 2002 as compared to $56,000 for the comparable prior year period, a decrease of $17,000 or 30%. The decrease is primarily attributable to the completion of one grant.

        Cost of product sales for the three months ended September 30, 2002 was $491,000, as compared to $586,000 for the comparable prior year period, a decrease of $95,000 or 16%. The decrease in cost of product sales is primarily attributable to the improved margins we realized from our CDT subsidiary. Overall gross margins on product sales was approximately 28% for the three months ended September 30, 2002 as compared to gross margins of 18% for the comparable prior year period. However, our CDT subsidiary realized gross margins of 41% for the three months ended September 30, 2002 as compared to 21% for the comparable prior year period. The improvement in gross margins at our CDT subsidiary is primarily a result of the elimination of costly outsourced consultants and increased outsourced manufacturing activities. Cost of research grants and contracts for the three months ended September 30, 2002 was $24,000 as compared to $23,000 for the comparable prior year period, an increase of $1,000 or 4%.

        Research and development expense for the three months ended September 30, 2002 was $81,000, as compared to $72,000 for the comparable prior year period, an increase of $9,000, or 13%. The research and development spending is consistent with prior year research and development expenditures.

        Selling, general and administrative expense for the three months ended September 30, 2002 was $489,000, as compared to $1,243,000 for the comparable prior year period, a decrease of $754,000 or 61%. This decrease is a primarily attributable to the inclusion of approximately $672,000 of non-cash stock based compensation charges related to the fair value of options granted to consultants in the three months ended September 30, 2001. We did not incur any such charges in the three months ended September 30, 2002. We continue to maintain strict cost controls over our selling, general and administrative expenses.

        We had no interest expense for the three months ended September 30, 2002 as compared to $7,000 for the comparable prior year period, a decrease of $7,000. The decrease in interest expense is attributable to the elimination of all debt as a result of Dresdner Kleinwort Benson's conversion of its remaining $398,000 long-term debt into 433,094 shares of the Company's common stock in February 2002. Interest income for the three months ended September 30, 2002 was $9,000 as compared to $32,000 for the comparable prior year period, a decrease of $23,000 or 72%. The decrease in interest income is attributable to both lower interest rates and lower excess cash held in money market funds.

        For the three months ended September 30, 2002, we recorded a net loss of $355,000 as compared to $1,131,000 for the comparable prior year period, a decrease in net loss of $776,000 or 69%. The Company's net loss, excluding the stock based compensation charge of $672,000 for the three months ended September 30, 2001 was $459,000. Accordingly, the decrease in the net loss, after exclusion of the stock based compensation charge for the three months ended September 30, 2001, was $104,000 or 23%. The decrease in net loss is primarily attributable to the improvement in gross margins realized from our CDT subsidiary. Basic and diluted net loss per share for the three months ended September 30, 2002 was $0.04 per share as compared to basic and diluted net loss per share of $0.13 per share for the comparable prior year period, a decrease in net loss per share of $0.09 or 69%.

  Comparison for the Six Months Ended September 30, 2002 and 2001.

        Revenue for the six months ended September 30, 2002 was $1,523,000 as compared to $1,586,000 for the comparable prior year period, a decrease of $63,000 or 4%. This decrease is attributable primarily to a decrease in royalty revenue and research grants and contracts, offset by increases in product sales. Biomaterial product sales were $258,000 for the six months ended September 30, 2002 as compared to $255,000 for the comparable prior year period, an increase of $3,000 or 1%. We believe that slight fluctuations in sales in our biomaterials business from quarter-to-quarter are normal occurrences, however, we also believe that as we continue to focus our efforts on growing revenues from our CDT subsidiary, we will experience minimal, if any, growth from our biomaterials business. Product sales from CDT, our wholly owned outsourced research and development and manufacturing subsidiary, were $971,000 for the six months ended September 30, 2002 as compared to $914,000 for the comparable prior year period, an increase of $57,000 or 6%. The increase in revenue from product sales at our CDT subsidiary is primarily a result of increased outsourced manufacturing projects. Royalty revenue for the six months ended September 30, 2002 was $206,000 as compared to $258,000 for the comparable prior year period, a decrease of $52,000 or 20%. The decrease in royalty revenue is primarily a result of the discontinuation of royalty payments from one customer. Research grants and contracts were $88,000 for the six months ended September 30, 2002 as compared to $159,000 for the comparable prior year period, a decrease of $71,000 or 45%. The decrease is primarily attributable to the completion of one grant.

        Cost of product sales for the six months ended September 30, 2002 was $903,000, as compared to $886,000 for the comparable prior year period, an increase of $17,000 or 2%. The increase in cost of product sales is primarily attributable to increased cost of biomaterial sales, which typically are lower margin projects. However, this was offset by significantly improved margins realized from our CDT subsidiary. Overall gross margins on product sales was approximately 37% for the six months ended September 30, 2002 as compared to gross margins of 38% for the comparable prior year period. However, our CDT subsidiary realized gross margins of 44% for the six months ended September 30, 2002 as compared to 33% for the comparable prior year period. The improvement in gross margins at our CDT subsidiary is primarily a result of the elimination of costly outsourced consultants and increased outsourced manufacturing activities. Cost of research grants and contracts for the six months ended September 30, 2002 was $61,000 as compared to $120,000 for the comparable prior year period, a decrease of $59,000 or 49%. This decrease is primarily a result of decreased research grant activities.

        Research and development expense for the six months ended September 30, 2002 was $125,000, as compared to $132,000 for the comparable prior year period, a decrease of $7,000, or 5%. The research and development spending is consistent with prior year research and development expenditures.

        Selling, general and administrative expense for the six months ended September 30, 2002 was $980,000, as compared to $1,798,000 for the comparable prior year period, a decrease of $818,000 or 45%. This decrease is primarily attributable to the inclusion of approximately $729,000 of non-cash stock based compensation charges related to the fair value of options granted to consultants in the six months ended September 30, 2001. We did not incur any such charges in the six months ended September 30, 2002. We continue to maintain strict cost controls over our selling, general and administrative expenses.

        We had no interest expense for the six months ended September 30, 2002 as compared to $13,000 for the comparable prior year period, a decrease of $13,000. The decrease in interest expense is attributable to the elimination of all debt as a result of Dresdner Kleinwort Benson's conversion of its remaining $398,000 long-term debt into 433,094 shares of the Company's common stock in February 2002. Interest income for the six months ended September 30, 2002 was $21,000 as compared to $79,000 for the comparable prior year period, a decrease of $58,000 or 73%. The decrease in interest income is attributable to both lower interest rates and lower excess cash held in money market funds.

        For the six months ended September 30, 2002, we recorded a net loss of $525,000 as compared to $1,343,000 for the comparable prior year period, a decrease in net loss of $818,000 or 61%. The

Company's net loss, excluding the stock based compensation charge of $729,000 for the six months ended September 30, 2001 was $614,000. Accordingly, the decrease in the net loss, after exclusion of the stock based compensation charge for the six months ended September 30, 2001, was $89,000 or 15%. The decrease in net loss is primarily attributable to the improvement in gross margins realized from our CDT subsidiary. Basic and diluted net loss per share for the six months ended September 30, 2002 was $0.06 per share as compared to basic and diluted net loss per share of $0.16 per share for the comparable prior year period, a decrease in net loss per share of $0.10 or 63%.

Liquidity and Capital Resources

        The Company used $642,000 in operations during the six months ended September 30, 2002 as compared to the use of $441,000 for the comparable prior year period. For the six months ended September 30, 2002, the Company's use of funds for operating activities resulted primarily from a net loss of $525,000, an increase of $72,000 in accounts receivable, an increase of $54,000 in inventory, an increase of $26,000 in prepaid expenses, a decrease of $99,000 in accounts payable, and a decrease of $13,000 in accrued expenses. The uses of funds were offset by a decrease of $32,000 in deferred revenues and depreciation and amortization of $114,000. Investing activities used cash of $11,000 for the six months ended September 30, 2002 as compared to a use of cash of $1,519,000 for the comparable prior year period. The use of cash for investing activities for the six months ended September 30, 2002 is primarily attributable to the purchase of equipment. For the six months ended September 30, 2001, the use of cash was primarily attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,430,000, including acquisition costs of $130,000. Financing activities provided cash of $10,000 for the six months ended September 30, 2002 as compared to the use of $6,000 of cash for the comparable prior year period. Cash of $95,000 was provided by the exercise of stock options and offset by our repurchase of $85,000 our common stock in the open market.

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

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. (``Credent"). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements.

        On October 28, 2002, we and Gish Biomedical Inc., a California corporation ("Gish"), announced the execution of a definitive agreement permitting us to acquire Gish. Assuming the consummation of the transaction, each issued and outstanding share of Gish common stock will be exchanged for 1.3422 shares of our common stock. Based on the number of shares of Gish common stock issued and outstanding, as of the date of the agreement, we will be required to issue approximately 4,820,000 new shares of our common stock in the transaction. The acquisition is subject to obtaining the approval of our shareholders and the shareholders of Gish. There are other customary closing conditions, which must be satisfied before the transaction could be finalized. Assuming all of the conditions are satisfied, the transaction is expected to close in the first quarter of calendar year 2003. The transaction will be structured as a tax-free reorganization. Gish is located in Rancho Santa Margarita, California, and specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

        CardioTech's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through September 30, 2002, CardioTech continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; NIH research grants; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

        As of September 30, 2002, CardioTech was conducting its operations with approximately $3,450,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

Critical Accounting Policies

        Our significant accounting policies are summarized in our notes to condensed consolidated financial statements in this Form 10QSB for the three and six months ending September 30, 2002 and in Note A to our consolidated financial statements in our Form 10KSB for the year ended March 31, 2002. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in industry, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements. Our critical accounting policies are as follows:

  •
  Revenue Recognition—Product, Research and Royalty Revenue

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

  •
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

  •
  Intangibles

  Our long-lived assets include intangible assets and goodwill. At September 30, 2002, we had $1,379,000 of intangible assets and goodwill, net, which accounted for approximately 23% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," as of April 1, 2002, and will be required to test our intangible assets for impairment during the first six months of fiscal 2003, and then on a periodic basis thereafter. We are currently evaluating the impact of this statement. Regardless of the results of this initial test, future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment could have a material adverse impact on our financial condition and results of operations.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual shareholders' meeting on October 28, 2002. Dr. Michael Szycher was elected as a director of the Company to hold office until the 2005 annual meeting of the shareholders. There were 8,259,218 shares voted for and 24,286 shares voted against.

Item 6. Exhibits and Reports on Form 8-K:

(a)
Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  Current Report on Form 8-K Dated November 7, 2002 regarding the execution of a definitive agreement permitting Cardiotech International, Inc. to acquire Gish Biomedical Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOTECH INTERNATIONAL, INC.
/s/ MICHAEL SZYCHER Michael Szycher, Ph.D. Chairman and Chief Executive Officer
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer
/s/ THOMAS LOVETT Thomas Lovett Controller
Dated: November 13, 2002

CERTIFICATIONS

I, Michael Szycher, Chairman and Chief Executive Officer of Cardiotech International, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Cardiotech International, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ MICHAEL SZYCHER Michael Szycher Chairman and Chief Executive Officer

I, David C. Volpe, Acting Chief Financial Officer of Cardiotech International, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Cardiotech International, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
CARDIOTECH INTERNATIONAL, INC CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
CARDIOTECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARDIOTECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARDIOTECH INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
SIGNATURES
CERTIFICATIONS