Form 10QSB
period 2002-12-31
CARDIOTECH INTERNATIONAL INC
filed 2003-02-13
CIK 1011060

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
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
(781) 933-4772 Registrant's telephone number, including area code

        The number of shares outstanding of the registrant's class of Common Stock as January 31, 2003 was 9,130,189. The Company held 98,022 shares in treasury.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2002

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	December 31, 2002	March 31, 2002
		(Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$3,302,000	$4,093,000
Accounts receivable—trade	385,000	338,000
Accounts receivable—other	81,000	81,000
Inventory	183,000	134,000
Prepaid expenses and other current assets	299,000	82,000

Total Current Assets	4,250,000	4,728,000
Property and equipment, net	272,000	365,000
Amortizable intangible assets, net	274,000	336,000
Goodwill	1,085,000	1,085,000
Other non-current assets	40,000	40,000

Total Assets	$5,921,000	$6,554,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$285,000	$260,000
Accrued expenses	363,000	635,000
Deferred revenue	311,000	225,000

Total Current Liabilities	959,000	1,120,000

Commitments and contingencies
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 9,117,544 and 9,158,601 issued; and 9,214,066 and 9,132,779 outstanding, as of December 31, 2002 and March 31, 2002, respectively	92,000	91,000
Additional paid-in capital	16,132,000	16,078,000
Accumulated deficit	(10,954,000)	(10,197,000)
Subscriptions receivable from related parties	(150,000)	(490,000)

	5,120,000	5,482,000
Less: treasury stock, 96,522 and 25,822 shares at cost as of December 31, 2002 and March 31, 2002, respectively	(158,000)	(48,000)

Total Stockholders' Equity	4,962,000	5,434,000

Total Liabilities and Stockholders' Equity	$5,921,000	$6,554,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Product sales	$755,000	$687,000	$1,986,000	$1,860,000
Research grants and contracts	—	60,000	88,000	220,000
Royalties	142,000	53,000	346,000	310,000

	897,000	800,000	2,420,000	2,390,000
Operating Expense:
Cost of product sales	552,000	455,000	1,456,000	1,341,000
Cost of research grants and contracts	—	64,000	61,000	184,000
Research and development	86,000	90,000	211,000	221,000
Selling, general and administrative	501,000	602,000	1,483,000	2,401,000

	1,139,000	1,211,000	3,211,000	4,147,000

Loss from operations	(242,000)	(411,000)	(791,000)	(1,757,000)

Interest Income and Expense:
Interest expense	—	(7,000)	—	(20,000)
Interest income	11,000	18,000	35,000	96,000
Other income	—	—	—	—

	11,000	11,000	35,000	76,000

Loss before provision for income taxes	(231,000)	(400,000)	(756,000)	(1,681,000)
Provision for (benefit from) income taxes	2,000	(60,000)	2,000	2,000

Net loss	$(233,000)	$(340,000)	$(758,000)	$(1,683,000)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.20)

Shares used in computing net loss per common share, basic and diluted	9,100,630	8,571,060	9,127,446	8,528,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net Loss	$(758,000)	$(1,683,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted to consultant	—	729,000
Interest on convertible senior notes	—	20,000
Depreciation and amortization	165,000	533,000
Changes in assets and liabilities:
Accounts receivable	(46,000)	99,000
Inventory	(49,000)	(26,000)
Prepaid expenses	(217,000)	(23,000)
Other non-current assets	—	(12,000)
Accounts payable	25,000	(310,000)
Accrued expenses and other current liabilities	221,000
Deferred revenues	87,000	118,000

Net cash used in operating activities	(785,000)	(334,000)

Cash flows from investing activities:
Purchase of property and equipment	(11,000)	(104,000)
Net cash paid for acquisition of CDT, including merger related expenses	—	(1,430,000)

Net cash used in investing activities	(11,000)	(1,534,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock
Purchase of treasury stock	(111,000)	(8,000)
Repayment of notes to officer	60,000	(5,000)

Net cash provided by (used in) financing activities	5,000	136,000

Net decrease in cash and cash equivalents	(791,000)	(1,732,000)
Cash and cash equivalents at beginning of period	4,093,000	5,110,000

Cash and cash equivalents at end of period	$3,302,000	$3,378,000

Supplemental Disclosure of Cash Flow Information:
Acquisition of CDT:
Fair value of assets acquired	$—	$(1,905,000)
Liabilities assumed	—	475,000

Cash paid for acquisition of CDT	$—	$(1,430,000)

Interest received	$35,000	$96,000
Interest paid	—	20,000
Taxes paid	2,000	2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002
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

2.    Interim Financial Statements

        The condensed consolidated financial information for the three and nine months ending December 31, 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period. The results of operations for the three and nine months ending December 31, 2002 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2002 filed with the Securities and Exchange Commission.

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

        The Company completed the first step of the transitional goodwill impairment test during the six months ended September 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending June 30, 2003.

        The Company did not record expense related to the amortization of goodwill during the three and nine months ended December 31, 2002. The Company recorded expense related to the amortization of goodwill of $87,000 and $248,000 during the three and nine months ended December 31, 2001, respectively. The Company has determined that all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expenses related to the amortization of its intangible assets of $20,000 and $61,000 during the three and nine months ended December 31, 2002, respectively, and $20,000 and $55,000 during the three and nine months ended December 31, 2001, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Reported net loss	$(233,000)	$(340,000)	$(758,000)	$(1,683,000)
Add: Goodwill amortization	—	87,000	—	248,000

Adjusted net loss	$(233,000)	$(253,000)	$(758,000)	$(1,435,000)

Basic and diluted loss per share:
Reported loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.20)
Add: Goodwill amortization	$—	$0.01	$—	$0.03

Adjusted basic and diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.17)

Shares used in computing net loss per common share, basic and diluted	9,100,630	8,571,060	9,127,446	8,528,731

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Based on its most recent analysis, the Company believes that no indication of impairment exists as of December 31, 2002.

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

        The Company earned revenue of $88,000 and $220,000 for the nine months ended December 31, 2002 and 2001 respectively, from a Small Business Innovation Research (SBIR) grant, awarded by the National Institute of Health to support the Company's research and development programs. Revenue from these grants is recognized on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

5.    Related Party Transactions

        In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. The principal balance due is included as Subscriptions receivable from related parties in Stockholders' Equity of the consolidated balance sheet. As of December 31, 2002, the principal balance outstanding was $150,000.

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

        The owner of the technology used in connection with the stent will be CardioTech, however, such technology will be transferred to Implant pursuant to a technology license. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant. The material deadline is therefore the delivery of an operative prototype. Implant is obligated to pay the entire $250,000 if all milestone conditions are met. Through March 31, 2002 Implant has made cash payments of $115,000 to CardioTech. No other cash payments were made or payable to the Company during the nine month period ended December 31, 2002.

        Certain of our directors hold positions as directors of Implant. Our chief executive officer and chairman of the board of directors is also a director of Implant. The chief executive officer and chairman of the board of directors of Implant is also a one of our directors. Our acting chief financial officer is also the acting chief financial officer of Implant.

6.    Earnings Per Share

        The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share." Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options to purchase 3,852,699 and 2,286,964 shares of common stock outstanding during the periods ended December 31, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net sales:
Domestic—Biomaterials	$317,000	$253,000	$869,000	$929,000
CDT—Outsourced R&D and Manufacturing	580,000	547,000	1,551,000	1,461,000

	$897,000	$800,000	$2,420,000	$2,390,000

Net income (loss):
Domestic—Biomaterials	$(284,000)	$(393,000)	$(904,000)	$(1,660,000)
CDT—Outsourced R&D and Manufacturing	51,000	53,000	146,000	(23,000)

	$(233,000)	$(340,000)	$(758,000)	$(1,683,000)

Total assets:
Domestic—Biomaterials	$3,949,000	$6,048,000	$3,949,000	$6,048,000
CDT—Outsourced R&D and Manufacturing	1,972,000	506,000	1,972,000	506,000

	$5,921,000	$6,554,000	$5,921,000	$6,554,000

Long-lived assets:
Domestic—Biomaterials	$487,000	$541,000	$487,000	$541,000
CDT—Outsourced R&D and Manufacturing	872,000	912,000	872,000	912,000

	$1,359,000	$1,453,000	$1,359,000	$1,453,000

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

        The consideration paid by Cardiotech to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from Cardiotech's working capital. In connection with the transaction, Cardiotech acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $130,000. The acquisition was accounted for in accordance with the purchase method of accounting. The excess of purchase price over the fair value of the net assets acquired was approximately $1,144,000 and was recorded as goodwill and other intangible assets, which is being amortized on a straight-line basis over five years. For the three and nine month periods ended December 31, 2001, approximately $47,000 and $140,000, respectively, of goodwill and other intangible assets related to the acquisition were amortized. For the three and nine month periods ended December 31, 2002, approximately $20,000 and $61,000, respectively, of amortizable intangible assets and no goodwill were amortized in accordance with the requirements of SFAS No. 142 (Note 3).

        On October 28, 2002, we and Gish Biomedical Inc., a California corporation ("Gish"), announced the execution of a definitive agreement permitting us to acquire Gish. Assuming the consummation of the transaction, each issued and outstanding share of Gish common stock will be exchanged for 1.3422 shares of our common stock. Based on the number of shares of Gish common stock issued and outstanding, as of the date of the agreement, we will be required to issue approximately 4,820,000 new shares of our common stock in the transaction. The acquisition is subject to obtaining the approval of our shareholders and the shareholders of Gish at the shareholders meeting currently scheduled for March 5, 2003. There are other customary closing conditions, which must be satisfied before the transaction could be finalized. Assuming all of the conditions are satisfied, the transaction is expected to close in the first quarter of calendar year 2003. The transaction will be structured as a tax-free reorganization.

        Gish is located in Rancho Santa Margarita, California, and specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

9.    Technology Transfer and License Agreement

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent"). Total consideration to be paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC is a minimum of $500,000 and may be as high as $1,000,000, payable in installments linked to certain performance requirements. During the first quarter of fiscal 2003, the Company recorded $50,000 as royalty and license fees under this agreement. Additionally, $50,000 was received in October 2002 and was recognized as revenue during the three months ending December 31, 2002.

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

10.  Stockholders' Equity

        The Company issued stock as a result of the exercise of options by a consultant for 200,000 shares of the Company's common stock, in exchange for a stock subscription receivable in June and July 2000 in the aggregate amount of $280,000, all of which remains outstanding as of December 31, 2002. The Company has fully reserved for the subscription receivable. The gross receivable and the offsetting reserve are recorded net in equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries and are also used to provide access for patients undergoing hemodialysis treatments. The Company develops layered, microporous small bore vascular grafts. The Company is developing a coronary artery bypass graft, called the CardioPass Coronary Artery Bypass Graft. The Company's subsidiary, CDT, is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

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

Results of Operations

  Comparison for the Three Months Ended December 31, 2002 and 2001.

        Revenue for the three months ended December 31, 2002 was $897,000 as compared to $800,000 for the comparable prior year period, an increase of $97,000 or 12%. This increase is attributable primarily to increases in product sales and royalty revenue; offset by decreases in research grants and contracts. Biomaterial sales were $175,000 for the three months ended December 31, 2002 as compared to $140,000 for the comparable prior year period, an increase of $35,000 or 25%. We continue to focus our efforts on growing revenues from our CDT subsidiary, accordingly, we will experience minimal, if any, near term growth from our biomaterials business. Product sales from CDT, our wholly owned outsourced research and development and manufacturing subsidiary, were $580,000 for the three months ended December 31, 2002 as compared to $547,000 for the comparable prior year period, an increase of $33,000 or 6%. The increase in revenue from CDT product sales is primarily a result of increase in the amount of outsourced manufacturing performed for customers who were initially contract research and developmentcustomers. This is consistent with our strategy to take customers from the research and development projects for which we are initially contracted and perform the manufacturing of resultant products for these customers. Royalty revenue for the three months ended December 31, 2002 was $142,000 as compared to $53,000 for the comparable prior year period, an increase of $89,000 or 168%. The increase is primarily the result of $50,000 of royalties received in connection with a technology transfer and license agreement (See Note 9 of the Condensed Consolidated Financial Statements). There were no government research grants and contracts recorded for the three months ended December 31, 2002 as compared to $60,000 for the comparable prior year period, a decrease of $60,000. The decrease is primarily attributable to the completion of one grant and management's decision to focus on continued growth opportunities within our CDT subsidiary and the evaluation of other strategic acquisition opportunities.

        Cost of product sales for the three months ended December 31, 2002 was $552,000, as compared to $455,000 for the comparable prior year period, an increase of $97,000 or 21%. The increase in cost of product sales is primarily attributable to the increase in sales of CDT products. Overall gross margins on product sales was approximately 38% for the three months ended December 31, 2002 as compared to gross margins of 39% for the comparable prior year period. Our CDT subsidiary realized gross margins of 36% for the three months ended December 31, 2002 as compared to 48% for the comparable prior year period. The reduced gross margin for the quarter at our CDT subsidiary is primarily a result of overruns on one research and development contract for a customer. However, we believe that the research and development project for this customer may result in future outsourced manufacturing projects, which generally have a positive effect on gross margins. We believe CDT will maintain gross margins of 40% on its normal production activities. There were no costs of research grants and contracts for the three months ended December 31, 2002 as compared to $64,000 for the comparable prior year period, a decrease of $64,000. The decrease is primarily attributable to the completion of one grant and management's decision to focus on continued growth opportunities within our CDT subsidiary and the evaluation of other strategic acquisition opportunities.

        Research and development expense for the three months ended December 31, 2002 was $86,000, as compared to $90,000 for the comparable prior year period, a decrease of $4,000, or 4%. The research and development spending is consistent with prior year research and development expenditures.

        Selling, general and administrative expense for the three months ended December 31, 2002 was $501,000, as compared to $602,000 for the comparable prior year period, a decrease of $101,000 or 17%. This decrease is primarily attributable to the inclusion of approximately $87,000 of goodwill amortization included in selling, general and administrative expenses for the three months ended December 31, 2001. We continue to maintain strict cost controls over our selling, general and administrative expenses.

        We had no interest expense for the three months ended December 31, 2002 as compared to $7,000 for the comparable prior year period, a decrease of $7,000. The decrease in interest expense is attributable to the elimination of all debt as a result of Dresdner Kleinwort Benson's conversion of its remaining $398,000 long-term debt into 433,094 shares of the Company's common stock in February 2002. Interest income for the three months ended December 31, 2002 was $11,000 as compared to $18,000 for the comparable prior year period, a decrease of $7,000 or 39%. The decrease in interest income is attributable to both lower interest rates and lower excess cash held in money market funds.

        For the three months ended December 31, 2002, we recorded a net loss of $233,000 as compared to $340,000 for the comparable prior year period, a decrease in net loss of $107,000 or 31%. The decrease in net loss is primarily attributable to the increase in overall revenues and decreases in selling, general and administrative expenses. Basic and diluted net loss per share for the three months ended December 31, 2002 was $0.03 per share as compared to basic and diluted net loss per share of $0.04 per share for the comparable prior year period, a decrease in net loss per share of $0.01 or 25%.

  Comparison for the Nine Months December 31, 2002 and 2001.

        Revenue for the nine months ended December 31, 2002 was $2,420,000 as compared to $2,390,000 for the comparable prior year period, an increase of $30,000 or 1%. This increase is attributable primarily to increases in product sales and royalty revenue; offset by decreases in research grants and contracts. Biomaterial product sales were $433,000 for the nine months ended December 31, 2002 as compared to $399,000 for the comparable prior year period, an increase of $34,000 or 9%. We continue to focus our efforts on growing revenues from our CDT subsidiary; accordingly, we will experience minimal, if any, near term growth from our biomaterials business. Product sales from CDT, our wholly owned outsourced research and development and manufacturing subsidiary, were $1,551,000 for the nine months ended December 31, 2002 as compared to $1,461,000 for the comparable prior year period, an increase of $90,000 or 6%. The increase in revenue from CDT product sales is primarily a result of increase in the amount of outsourced manufacturing performed for customers who were initially contract research and developmentcustomers. This is consistent with our strategy to take customers from the research and development projects for which we are initially contracted and perform the manufacturing of resultant products for these customers. Royalty revenue for the nine months ended December 31, 2002 was $348,000 as compared to $310,000 for the comparable prior year period, an increase of $38,000 or 12%. The increase is primarily the result of $50,000 of royalties received in the third quarter of fiscal 2003 in connection with a technology transfer and license agreement (See Note 9 of the Condensed Consolidated Financial Statements). Research grants and contracts revenue for the nine months ended December 31, 2002 was $88,000 as compared to $220,000 for the comparable prior year period, a decrease of $132,000 or 60%. The decrease is primarily attributable to the completion of one grant and management's decision to focus on continued growth opportunities within our CDT subsidiary and the evaluation of other strategic acquisition opportunities.

        Cost of product sales for the nine months ended December 31, 2002 was $1,456,000, as compared to $1,341,000 for the comparable prior year period, an increase of $115,000 or 9%. The increase in cost of product sales is primarily attributable to the increase in sales of biomaterials and CDT products. Overall gross margins on product sales was approximately 38% for the nine months ended December 31, 2002 as compared to gross margins of 38% for the comparable prior year period. Our CDT subsidiary realized gross margins of 41% for the nine months ended December 31, 2002 as compared to 38% for the comparable prior year period. The improvement in gross margins at our CDT subsidiary is primarily a result of the elimination of costly outsourced consultants and increased outsourced manufacturing activities. Cost of research grants and contracts for the nine months ended December 31, 2002 was $61,000 as compared to $184,000 for the comparable prior year period, a decrease of $123,000 or 67%. The decrease is primarily attributable to the completion of one grant and management's decision to focus on continued growth opportunities within our CDT subsidiary and the evaluation of other strategic acquisition opportunities.

        Research and development expense for the nine months ended December 31, 2002 was $211,000, as compared to $221,000 for the comparable prior year period, a decrease of $10,000, or 5%. The research and development spending is consistent with prior year research and development expenditures.

        Selling, general and administrative expense for the nine months ended December 31, 2002 was $1,483,000, as compared to $2,401,000 for the comparable prior year period, a decrease of $918,000 or 38%. This decrease is primarily attributable to the inclusion of approximately $729,000 of non-cash stock based compensation charges related to the fair value of options granted to consultants in the nine months ended December 31, 2001. Additionally, approximately $248,000 of goodwill amortization were included in selling, general and administrative expenses for the nine months ended December 31, 2001. We did not incur any such charges in the nine months ended December 31, 2002. We continue to maintain strict cost controls over our selling, general and administrative expenses.

        We had no interest expense for the nine months ended December 31, 2002 as compared to $20,000 for the comparable prior year period, a decrease of $20,000. The decrease in interest expense is attributable to the elimination of all debt as a result of Dresdner Kleinwort Benson's conversion of its remaining $398,000 long-term debt into 433,094 shares of the Company's common stock in February 2002. Interest income for the nine months ended December 31, 2002 was $35,000 as compared to $96,000 for the comparable prior year period, a decrease of $61,000 or 64%. The decrease in interest income is attributable to both lower interest rates and lower excess cash held in money market funds.

        For the nine months ended December 31, 2002, we recorded a net loss of $758,000 as compared to $1,683,000 for the comparable prior year period, a decrease in net loss of $925,000 or 55%. The decrease in net loss is primarily attributable to the increase in overall revenues and decreases in selling, general and administrative expenses. Basic and diluted net loss per share for the three months ended December 31, 2002 was $0.08 per share as compared to basic and diluted net loss per share of $0.20 per share for the comparable prior year period, a decrease in net loss per share of $0.12 or 60%.

Liquidity and Capital Resources

        The Company used total cash of $791,000 during the nine months ended Decemebr 31, 2002 as compared to the use of $1,732,000 for the comparable prior year period. For the nine months ended December 31, 2002, the Company's use of funds for operating activities resulted primarily from a net loss of $758,000, an increase of $46,000 in accounts receivable, an increase of $49,000 in inventory, and an increase of $217,000 in prepaid expenses; offset by an increase of $25,000 in accounts payable, an increase of $87,000 in deferred revenues, and depreciation and amortization of $165,000. The increase in prepaid expenses includes approximately $162,000 of transaction costs, primarily legal and accounting fees, associated with the proposed acquisition of Gish Biomedical Inc. Investing activities used cash of $11,000 for the nine months ended December 31, 2002 as compared to a use of cash of $1,534,000 for the comparable prior year period. The use of cash for investing activities for the nine months ended December 31, 2002 is primarily attributable to the purchase of equipment. For the nine months ended December 31, 2001, the use of cash was primarily attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,430,000, including acquisition costs of $130,000. Financing activities provided cash of $5,000 for the nine months ended December 31, 2002 as compared to $136,000 of cash for the comparable prior year period. Cash of $56,000 was provided by the exercise of stock options and the repayments of notes to officers provided an additional $60,000. We used $111,000 of cash to repurchase our common stock in the open market.

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

        On October 28, 2002, we and Gish Biomedical Inc., a California corporation ("Gish"), announced the execution of a definitive agreement permitting us to acquire Gish. Assuming the consummation of the transaction, each issued and outstanding share of Gish common stock will be exchanged for 1.3422 shares of our common stock. Based on the number of shares of Gish common stock issued and outstanding, as of the date of the agreement, we will be required to issue approximately 4,820,000 new shares of our common stock in the transaction. The acquisition is subject to obtaining the approval of our shareholders and the shareholders of Gish at the shareholders meeting currently scheduled for March 5, 2003. There are other customary closing conditions, which must be satisfied before the transaction could be finalized. Assuming all of the conditions are satisfied, the transaction is expected to close in the first quarter of calendar year 2003. The transaction will be structured as a tax-free reorganization. Gish is located in Rancho Santa Margarita, California, and specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

        CardioTech's future success will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through December 31, 2002, CardioTech continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

        As of December 31, 2002, CardioTech was conducting its operations with approximately $3,302,000 in cash and cash equivalents. CardioTech estimates such amount combined with its cash flow from operations will be sufficient to fund its working capital and research and development activities for the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

Critical Accounting Policies

        Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of our Form 10-KSB as of March 31, 2002. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, product returns, inventories, investments, intangible assets and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. There has been no change to our critical accounting policies through the quarter ending December 31, 2002.

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

Item 4.  Controls and Procedures

        "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our President and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As required under the Sarbanes-Oxley Act of 2002, our President and Acting Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual shareholders' meeting on October 28, 2002. Dr. Michael Szycher was elected as a director of the Company to hold office until the 2005 annual meeting of the shareholders. There were 8,259,218 shares voted for and 24,286 shares voted against.

Item 6. Exhibits and Reports on Form 8-K:

(a)
Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Dated: February 13, 2003

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

Date: February 13, 2003
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

Date: February 13, 2003
/s/ DAVID C. VOLPE David C. Volpe Acting Chief Financial Officer

I, Thomas Lovett, Corporate Controller of Cardiotech International, Inc., certify that:

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

  d.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  e.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  f.
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

Date: February 13, 2003
/s/ THOMAS LOVETT Tomas Lovett Corporate Controller