Form 10QSB/A
period 2002-12-31
CARDIOTECH INTERNATIONAL INC
filed 2003-02-19
CIK 1011060

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net Loss	$(758,000)	$(1,683,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted to consultant	—	729,000
Interest on convertible senior notes	—	20,000
Depreciation and amortization	165,000	533,000
Changes in assets and liabilities:
Accounts receivable	(46,000)	99,000
Inventory	(49,000)	(26,000)
Prepaid expenses	(217,000)	(23,000)
Other non-current assets	—	(12,000)
Accounts payable	25,000	(310,000)
Accrued expenses and other current liabilities	8,000	221,000
Deferred revenues	87,000	118,000

Net cash used in operating activities	(785,000)	(334,000)

Cash flows from investing activities:
Purchase of property and equipment	(11,000)	(104,000)
Net cash paid for acquisition of CDT, including merger related expenses	—	(1,430,000)

Net cash used in investing activities	(11,000)	(1,534,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	56,000	149,000
Purchase of treasury stock	(111,000)	(8,000)
Repayment of notes to officer	60,000	(5,000)

Net cash provided by (used in) financing activities	5,000	136,000

Net decrease in cash and cash equivalents	(791,000)	(1,732,000)
Cash and cash equivalents at beginning of period	4,093,000	5,110,000

Cash and cash equivalents at end of period	$3,302,000	$3,378,000

Supplemental Disclosure of Cash Flow Information:
Acquisition of CDT:
Fair value of assets acquired	$—	$(1,905,000)
Liabilities assumed	—	475,000

Cash paid for acquisition of CDT	$—	$(1,430,000)

Interest received	$35,000	$96,000
Interest paid	—	20,000
Taxes paid	2,000	2,000

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

Date: February 13, 2003
/s/ THOMAS LOVETT Tomas Lovett Corporate Controller

QuickLinks

CARDIOTECH INTERNATIONAL, INC.
FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2002
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
CARDIOTECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARDIOTECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS