Form 10KSB
period 2003-03-31
CARDIOTECH INTERNATIONAL INC
filed 2003-06-27
CIK 1011060

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

CardioTech International, Inc.
(Name of small business issuer in its charter)

Massachusetts State or other jurisdiction of incorporation or organization	04-3186647 (I.R.S. Employer Identification No.)
78E Olympia Avenue, Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)

Issuer's telephone number (781) 933-4772

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

        Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year. $3,394,000

        As of June 12, 2003, 14,049,235 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $39,759,000 based on the last sale price as reported by the American Stock Exchange on such date.

        Transitional Small Business Disclosure Format (check one): Yes☐    No☒

PART I

Item 1. Description of Business

General

        CardioTech International, Inc. ("CardioTech" or the "Company") is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries. The Company developed a vascular access graft tradenamed VascuLink Vascular Access Graft and was developing a peripheral graft tradenamed MyoLink Peripheral Graft. The Company sold the VascuLink and MyoLink products to Nervation Ltd in connection with the disposition of the Company's UK subsidiary, CardioTech International, Ltd ("CTL"). The Company is currently developing a layered microporous coronary artery bypass graft tradenamed CardioPass.

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

        On April 7, 2003, the Company merged with Gish Biomedical, Inc., a California corporation ("Gish"), with its corporate headquarters in Rancho Santa Margarita, California. Each outstanding share of Gish common stock was converted into 1.3422 shares of CardioTech common stock. CardioTech issued 4,901,817 shares to holders of Gish stock, which equals approximately 35% of the total shares outstanding. Gish specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with FDA, the European Union and state agencies, such as the California Department of Health Services.

        The Company was founded in 1993 as a subsidiary of PMI. In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $.01 per share, that PMI owned to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Woburn, Massachusetts, operates contract research and development services and outsourced manufacturing from its CDT facility in Plymouth, Minnesota; and manufactures and sells products used in open heart surgery, vascular access and orthopedic surgery from its Gish facility in Rancho Santa Margarita, California.

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

        The Company is developing the CardioPass Coronary Artery Bypass Graft to be a synthetic graft of 4mm in diameter specifically designed for use in CABG surgery. If successfully developed, the Company believes that the CardioPass Graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. The Company believes, however, that the CardioPass Graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

        The Company believes that approximately 700,000 CABG procedures were performed worldwide, of which nearly 500,000 were performed in the United States during 1999. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. The CardioPass Coronary Artery Bypass Graft is in clinical trial development. In April 2003, the Company announced that it is has completed preparations of a human clinical trial for its CardioPass coronary artery bypass graft. The trial is scheduled to be initially conducted in Brazil, and will involve several clinical institutions. The Company is now entering the patient-recruitment phase, and expects to perform the first human implant within three months.

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

Gish Biomedical Products

Custom Cardiovascular Tubing Systems

        During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator device, which oxygenates the blood before it is returned to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear MediflexTM tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors which service such hospitals. Gish also assembles custom tubing sets for several competitive medical device manufacturers under private label agreements.

Arterial Filters

        The arterial filter is the last device the blood passes through in the cardiovascular bypass circuit as it is being returned to the patient. The purpose of the filter is to remove gaseous micro emboli and debris, which are generated by the oxygenation system, from the patient's blood.

        Gish introduced its first arterial filters in 1985. Gish's first design contained a safety bypass loop incorporated into the filter housing. Gish received FDA approval to market an improved design which became available for sale during the second quarter of fiscal 1994.

Cardiotomy Reservoirs

        Cardiac suction is a technique employed in open-heart surgery to recover shed blood in the chest cavity and return it to the patient. The use of this technique reduces the requirements for whole blood replacement from donor sources, thereby reducing the risk of blood compatibility problems and blood-borne viral diseases such as AIDS and hepatitis.

        Gish's cardiotomy reservoir systems consist of a polycarbonate reservoir, defoaming and filtration cartridge, and mounting bracket. This enables the perfusion team to recover high volumes of shed blood, then defoam and filter it prior to returning it to the patient's circulatory system.

        In addition to the cardiotomy reservoirs' use in the operating room, Gish has developed several systems which allow the cardiotomy reservoir to be used as a pleural drainage or autotransfusion system during recovery.

Vision(TM) Oxygenator

        An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient's blood.

        As a life sustaining device used during open-heart surgery, the oxygenator is a key component of the bypass circuit. Vision is assembled in Gish's clean room using state of the art equipment and biocompatible materials, and then each unit is leak tested before shipment.

        Vision's gas transfer performance is excellent, dependable and capable of maintaining the oxygen demands of patients of all sizes for periods of up to six hours.

        Vision's unique air separation channel utilizes an arterial outlet pressure gradient and the natural buoyancy of air to minimize the passage of gaseous emboli towards the patient. Unwanted emboli are safely purged for safe venting back to the reservoir. Through studies at an independent testing facility, Vision's air handling abilities were proven superior to competitive devices.

        Vision also eliminates common difficulties associated with other oxygenators. The blood ports are oriented on one side, gas and water on the other to reduce contamination. Different sized gas inlet and outlet ports resolve any gas line confusion. Angled water ports allow Vision's heat exchanger to drain, minimizing the creation of water puddles on the floor. During long pump runs, a fluid dam and evacuation port divert condensation away from the gas scavenge port. Finally, a protective rib below the blood inlet port prevents any contact between the port and the floor.

        Gish's Vision oxygenator was sold in selected accounts both domestically and internationally for the first half of fiscal 1998. Gish made its full market release of this product for sale in January 1998. Gish believes that the Vision oxygenator's superior air handling capabilities provides Gish with a competitive advantage in the oxygenator market place.

Venous Reservoirs

        A venous reservoir is a device used to pool, filter and defoam blood prior to its introduction to the oxygenator. Gish offers a variety of venous reservoirs, including some which incorporate the capacity for autologous transfusion post surgically. Gish also has several products which incorporate the functions of cardiotomy, venous reservoir, post surgical blood collection and blood reinfusion devices. This functional bundling is usually cost effective for the hospital.

CAPVRF44

        Gish's CAPVRF44 hardshell venous reservoir combines a 360(0) rotational, top-entry 1/2" inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. Gish has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF44 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4400 ml, the CAPVRF44 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

        The CAPVRF44 is a perioperative device, capable of operating in both the Operating Room and Recovery Room. Following surgery, through a simple conversion process, the CAPVRF44 collects blood shed from the chest cavity and removes unwanted debris before the filtered blood is reinfused back into the patient. Blood recovery and autotransfusion through the CAPVRF44's closed system limits hospital staff exposure to potential blood infections. Recovered blood may be reinfused continuously, intermittently, or not at all, in support of all patients' religious beliefs, including Jehovah's Witnesses. The CAPVRF44's dual role means fewer homologous blood products are needed, further reducing surgical costs and improving patient safety.

        With an estimated 80% of the market using hardshell reservoirs, the combination of the Vision oxygenator and the hardshell CAPVRF44 reservoir provides Gish with the products to effectively meet the needs of the 400,000 open-heart procedures performed in the U.S. and the 600,000 procedures performed worldwide annually.

Cardioplegia Delivery Systems

        Cardioplegia encompasses several techniques employed in open-heart surgery to preserve, protect and manage the heart tissue. The technique typically involves the use of a chilled solution which is infused into the heart through the coronary arteries to cool the heart and reduce heart activity and metabolism. However, there are many different techniques utilized, depending on the physician and patient needs. The use of these techniques significantly reduces damage to heart tissue during surgery, enhances restoration of heart function and helps return the patient to a normal heartbeat when the surgical procedure is complete.

        Gish has developed a complete line of cardioplegia delivery systems, including a new cardioplegia device. On April 10, 2002, the FDA granted Gish clearance to sell the device in the United States of America. Additionally, the new cardioplegia device is CE marked, allowing sale in Europe. Multiple systems are required for this technique due to varying physician preferences. Gish's original offerings for this procedure were a series of reservoirs with a recirculation valve (CPS) and a series of cooling coils (CCS series). Gish has since developed a line of cardioplegia systems and heat exchangers designed to utilize a blood and potassium mixture and allow the surgeon to quickly change the temperature delivered to the patient.

Oxygen Saturation Monitor

        In February 1992, Gish introduced a digital blood saturation monitor for open-heart surgery, the StatSatTM. The StatSat is an electronic device which measures the oxygen content of the patient's blood during surgery. These readings are taken continuously and the StatSatTM plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery.

Critical Care Central Venous Access Catheters and Ports

        Gish's HemedTM central venous access catheter systems have applications in hyper-alimentation, chemotherapy, and long-term vascular access. These long-term indwelling catheters are surgically implanted to provide direct access to the central venous system for high protein intravenous solutions needed by patients having nonfunctional digestive systems and for rapid dilution and dispersion of highly concentrated drug administration in chemotherapy for cancer.

        The product line includes sterile single, dual and triple lumen catheters and accessories sold in kits. The triple lumen catheter which permit three substances to be administered through the same catheter was introduced during fiscal 1997. In 1993, Gish introduced an enhancement to its Hemed catheter line, the CathCapTM. The CathCap reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

        Gish has enhanced the Hemed line with the VasPort(R) Implantable Ports and the VasTack(R) Needle Support System. The VasPort consists of a silicone catheter with an implantable injection port, allowing vascular access through small needle sticks with the skin acting as a natural barrier to infection. This access method eliminates the need for a cumbersome external catheter. Gish introduced a detachable port/catheter system in fiscal 1994. Gish also introduced a dual VasPort in July 1996 to meet the needs of patients requiring multiple infusions. The VasTack consists of a specially designed needle and positioning system for use with the VasPort. The needle extends the life of the implanted injection port and the positioning system gives the nursing staff a sure, safe method for accessing the VasPort.

        The Hemed VasPort and VasTack are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines. The VasPort is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter. The VasPort is accessed by the VasTack, a small patented non-coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir. Drugs are readily infused through the VasTack, into the reservoir and then into the catheter. When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection. Single and double reservoir VasPorts are available in both titanium and lightweight engineered plastics.

Orthofuser

        The patented OrthofuserTM is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

FDA Clearance for Heparin Coated Products

        In 2003 Gish received FDA clearance for its heparin coating to be used in conjunction with Gish's line of heart-lung bypass products. The GBS (Gish Biocompatible Surfaces) Coating is a heparin based, covalently bound biocompatible coating that will be used to cover the surfaces of Gish disposable products. Heparin coatings are known to inhibit blood coagulation, decrease the risk of Systemic Inflammatory Response Syndrome, reduce complement activation and platelet adhesion, reduce blood loss and hemolysis, provide stable antithrombotic activity and reduce thrombus formatiom, as well as decrease leucocyte (white blood cells) activation.

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

        In October, 2002, the Company developed an advanced water absorbent wound and burn dressing. The dressing is trade named HydroMed, a name meaning "breathable artificial skin." The wound dressing received FDA clearance for marketing on May 31, 2002 as a Class I Exempt device. The HydroMed wound dressing will be marketed by CardioTech.

        Revenues were approximately $3,394,000 and $3,220,000 for the years ended March 31, 2003 and 2002, respectively. For the year ended March 31, 2003, 31% of revenues were generated from the Biomaterials division located in Woburn, Ma. and 69% of revenues were generated from the Company's wholly-owned subsidiary CDT. For the year ended March 31, 2002, 39% of revenues were generated from the Biomaterials division and 61% of revenues were generated at CDT.

Manufacturing

        CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. The Company has an agreement with CTL, a subsidiary of Nervation Ltd., pursuant to which the Company is required to purchase from and CTL has agreed to sell to the Company the vascular grafts it needs, subject to the Company's ability to obtain another supplier or to obtain "technology transfer." In May 2003, all of the assets CTL were sold to LeMaitre Vascular Inc. By requesting "technology transfer," CardioTech retained the right to undertake, through its subsidiary, Catheter and Disposables Technology, Inc. ("CDT"), large scale commercial production of vascular grafts, when, and if it elects to do so. This would entail, among other things, the purchase of specialized extrusion equipment capable of producing the grafts. To achieve profitability, CardioTech's products must be manufactured in larger commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in larger commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel.

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

        The market for medical devices of the type sold by Gish is extremely competitive. Gish believes that product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which it competes. Most of Gish's competitors are larger and possess greater financial and other resources than Gish. Gish has approximately five competitors within each of the hospital markets in which it competes. No one competitor is a dominant force in this market. Gish believes it has achieved its position in the marketplace for its present principal products by means of superior design, quality, and service, and Gish intends to continue to utilize these means of competing.

Research and Development

        CardioTech's research and development efforts are focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. CardioTech believes it will need substantial additional financing to conduct human clinical trials, and produce coronary artery bypass grafts and other planned products. No assurance can be given, however, that such financing, or other financing, will be available on terms attractive to CardioTech, if at all. Research and development expenditures, including costs of research grants, for the years ended March 31, 2003 and 2002 were $374,000 and $501,000, respectively.

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. Credent"). Total consideration paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC was of $500,000. Credent paid CardioTech $100,000 in fiscal year ended March 31, 2003 and paid $400,000 in May 2003.

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

        Gish's products are also subject to the Federal Food, Drug and Cosmetic Act (the "Act") and regulations issued thereunder. The Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which apply to the manufacturing and marketing of Gish products. Gish operates a quality system certified to ISO9001, a standard for quality recognized worldwide. In addition, Gish has been found in compliance with the European Economic Community ("EEC") Medical Device Directive, which equivocates to portions of the United States FDA Current Good Manufacturing Practices ("CGMP") Quality System Regulations. This allows Gish to export and distribute its products with free movement within the European Community.

        Gish is registered as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and files a listing of its products semi-annually. Gish is inspected periodically by both the FDA and the CDHS for compliance with the FDA's GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA Quality System Regulations ("QSR"), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well. Much of the new QSR is based on the ISO9001 Quality Standard, and is, as such in harmony with the thrust towards world harmonization of medical device requirements. The FDA's GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of Gish to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on Gish's business.

        Gish believes all of its present products are in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products. Most of Gish's products have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products. Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA. If the FDA were to classify use of Gish's cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

        Regulations under the Act permit export of products which comply with the laws of the country to which they are exported. Gish relies upon its foreign distributors for the necessary certifications and compliances in their countries, except in the EEC where the Medical Device Directive prescriptively defines requirements.

Employees

        As of May 19, 2003, the Company has 27 full-time employees at its headquarters in Woburn and at CDT. Of these full-time employees, 13 are in research and development, 7 are in manufacturing and production, and 7 are in management, administrative, and marketing positions. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

        As of May 19, 2003, Gish had 117 full-time employees, of whom 7 were engaged in sales and sales management, 96 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. Gish believes that its relationship with its employees is good. None of Gish's employees are represented by a labor union.

Gish International Operations

        Gish's sales to foreign customers are primarily in Europe and Asia. All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations. Gish does not have any facilities, property or other assets, except sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

Item 2. Description of Property

        CardioTech leases a total of approximately 16,000 square feet in Woburn, Massachusetts on a five year lease expiring August 30, 2003. CardioTech also leased an additional 11,000 square feet in Plymouth, Minnesota for CDT on a three year lease with an option to extend for an additional three years. CardioTech has lease commitments on its facilities of $156,000 and $7,000 for the years ended March 31, 2004 and 2005 respectively. Management is negotiating with its current landlord regarding the Woburn, Massachusetts facility.

        Gish's office and manufacturing facilities are located in Rancho Santa Margarita, California in a building containing approximately 52,000 square feet of space under a lease which expires in February 2011. Within this facility, Gish has constructed a clean room for the assembly of its products. Gish's finished goods storage facility is located in Irvine, California in a building containing approximately 23,000 square feet of space under a lease which expires in January 2006.

Item 3. Legal Proceedings

        The Company and Gish are not parties to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        A joint proxy statement/prospectus dated January 30, 2003 was mailed to CardioTech stockholders and Gish shareholders on or about February 4, 2003. At the special meeting on March 5, 2003 stockholders of CardioTech approved the issuance of shares of CardioTech common stock in the merger with Gish. Shareholders of Gish approved the merger agreement and the merger. The CardioTech stockholders voted as follows: 4,857,602, 52% of total shares outstanding for the stock issuance, and 106,395, 1.1% of the total shares outstanding voted against.

PART II

Item 5. Market Information for Common Equity and Related Stockholder Matters

        The common stock trades on the American Stock Exchange under the symbol "CTE." The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 2002	High	Low
June 30	$1.43	$0.85
September 30	$2.20	$1.00
December 31	$3.50	$1.30
March 31	$2.20	$1.21
Fiscal Year Ended March 31, 2003	High	Low
June 30	$1.83	$1.12
September 30	$1.70	$1.35
December 31	$1.60	$1.29
March 31	$1.44	$1.03

        As of March 31, 2003, there were approximately 411 stockholders of record and 3,771 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The last sale price as reported by the American Stock Exchange on June 12, 2003, was $2.83. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended March 31, 2003 vs. March 31, 2002

        Revenue for the year ended March 31, 2003 was $3,394,000 as compared to $3,220,000 for the comparable prior year period, an increase of $174,000 or 5%. This increase is attributable primarily to increases in product sales and royalty revenue, offset by decreases in research grants and contracts. Biomaterial product sales were $539,000 for the year ended March 31, 2003 as compared to $587,000 for the comparable prior year period, a decrease of $48,000 or 8%. The Company continues to focus its efforts on growing revenues from its CDT subsidiary; accordingly, the Company will experience minimal, if any, near term growth from its current biomaterials business. Product sales from CDT, the wholly owned outsourced research and development and manufacturing subsidiary, were $2,343,000 for the year ended March 31, 2003 as compared to $1,962,000 for the comparable prior year period, an increase of $381,000 or 19%. The manufacturing revenue for fiscal 2003 was $717,000 compared to $601,000 for fiscal 2002, a 19% increase in the amount of outsourced manufacturing performed for customers who were initially contract research and development customers. The contract research and development revenue for fiscal 2003 was $1,626,000 compared to $1,361,000 for fiscal 2002, an increase of 19%. This is consistent with Company's strategy to take customers from the research and development projects for which we are initially contracted and perform the manufacturing of resultant products for these customers. Royalty revenue for the year ended March 31, 2003 was $426,000 as compared to $392,000 for the comparable prior year period, an increase of $34,000 or 9%. The increase is primarily the result of $100,000 of royalties received in fiscal 2003 in connection with a technology transfer and license agreement (See Note N of the Consolidated Financial Statements) offset by a $65,000 decrease due to the cancellation of an exclusivity contract. Research grants and contracts revenue for the year ended March 31, 2003 was $88,000 as compared to $278,000 for the comparable prior year period, a decrease of $190,000 or 68%. The decrease is primarily attributable to the completion of one grant and management's decision to focus on continued growth opportunities within our CDT subsidiary and the evaluation of other strategic acquisition opportunities. During fiscal 2003, four customers accounted for 53% of total revenue and during fiscal 2002, these same four customers accounted for 29% of total revenue.

        Cost of product sales for the year ended March 31, 2003 was $2,062,000, as compared to $1,726,000 for the comparable prior year period, an increase of $336,000, or 19%. The increase in cost of product sales is primarily attributable to the increase in sales of CDT products. Overall gross margins on product sales was approximately 38% for the year ended March 31, 2003 as compared to gross margins of 41% for the comparable prior year period. Our CDT subsidiary realized gross margin of 41% for the year ended March 31, 2003 as compared to 41% for the comparable prior year period. Cost of research grants and contracts for the year ended March 31, 2003 was $61,000 as compared to $228,000 for the comparable prior year period, a decrease of $167,000, or 73%. The decrease is primarily attributable to a decrease in research grants.

        Research and development expense for the year ended March 31, 2003 was $313,000, as compared to $273,000 for the comparable prior year period, an increase of $40,000, or 15%. The increased spending is attributable to consultant costs for CABG pre-clinical trial preparation.

        Selling, general and administrative expense for the year ended March 31, 2003 was $1,965,000, as compared to $3,070,000 for the comparable prior year period, a decrease of $1,105,000, or 36%. This decrease is primarily attributable to the inclusion of approximately $729,000 of non-cash stock based compensation charges related to the fair value of options granted to consultants in the year ended March 31, 2002. Additionally, approximately $350,000 of goodwill amortization was included in selling, general and administrative expenses for the year ended March 31, 2002. We did not incur any such charges in the year ended March 31, 2003.

        The Company had no interest expense for the year ended March 31, 2003 as compared to $23,000 for the comparable prior year period, a decrease of $23,000. The decrease in interest expense is attributable to the elimination of all debt as a result of Dresdner Kleinwort Benson's conversion of its remaining $398,000 long-term debt into 433,094 shares of the Company's common stock in February 2002. Interest income for the year ended March 31, 2003 was $44,000 as compared to $114,000 for the comparable prior year period, a decrease of $70,000, or 61%. The decrease in interest income is attributable to both lower interest rates and lower excess cash held in money market funds.

        For the year ended March 31, 2003 we recorded a net loss of $963,000 as compared to $1,971,000 for the comparable prior year period, a decrease in net loss of $1,008,000, or 51%. The decrease in net loss is primarily attributable to the increase in overall revenues and decreases in selling, general and administrative expenses. Basic and diluted net loss per share for the year ended March 31, 2003 was $0.11 per share as compared to basic and diluted net loss per share of $0.23 per share for the comparable prior year period, a decrease in net loss per share of $0.12, or 52%.

Liquidity and Capital Resources

        The Company used total cash of $1,154,000 during the year ended March 31, 2003 as compared to the use of $1,017,000 for the comparable prior year period. For the year ended March 31, 2003, the Company's use of funds for operating activities resulted primarily from a net loss of $963,000, an increase of $262,000 in accounts receivable, an increase of $46,000 in inventory, offset by an increase in accrued expenses of $136,000; an increase of $125,000 in accounts payable, an increase of $40,000 in deferred revenues, and depreciation and amortization of $220,000. Investing activities used cash of $493,000 for the year ended March 31, 2003 as compared to a use of cash of $790,000 for the comparable prior year period. The use of cash for investing activities for the year ended March 31, 2003 is primarily attributable to the increase of $421,000 in long-term prepaid expenses and the $72,000 purchase of equipment. The increase in other non current assets is attributable to the transactions, primarily legal and accounting fees, associated with the acquisition of Gish Biomedical, Inc. For the year ended March 31, 2002, the use of cash was primarily attributable to the purchase of Catheter Disposables Technology, Inc. ("CDT"), which used cash of $1,454,000, including acquisition costs of $154,000. Financing activities provided cash of $14,000 for the year ended March 31, 2003 as compared to $171,000 of cash for the comparable prior year period. Cash of $71,000 was provided by the exercise of stock options and $60,000 from repayment of note receivable. The Company used $117,000 of cash to repurchase its common stock in the open market.

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

        The consideration paid by the Company to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from the Company's working capital. In connection with the transaction, the Company acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $154,000. The acquisition has been accounted for in accordance with the purchase method of accounting. Accordingly, the Company has allocated the excess purchase price over net assets acquired at their fair market value to identifiable intangible assets and goodwill. Operations of CDT are included in the Company's operations from May 1, 2001, the effective date of the acquisition for accounting purposes.

        During the fiscal year ended March 31, 2003, stock options for 69,665 shares of the Company's common stock were exercised, resulting in cash proceeds of approximately $71,000 to the Company. No warrants were exercised during fiscal 2003.

        During fiscal 2003, the Company made open market purchases of 75,500 shares of the Company's common stock at an aggregate cost of approximately $117,000. Accordingly, total shares held in treasury as of March 31, 2003 is 101,377 at an approximate cost of $165,000.

        In December 2000, Gish entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.25% at March 31, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve net income on a rolling three-month basis, effective March 2003. At March 31, 2003, Gish had borrowed $1,204,000 under the revolving line of credit and, would have been entitled to borrow an additional $1,104,000.

        The Company's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through March 31, 2003, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

        As of March 31, 2003, CardioTech was conducting its operations with approximately $2,939,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. Additionally, as of March 31, 2003, Gish was conducting its operations with approximately $421,000 in cash and the availability of $1,104,000 on its revolving line of credit. CardioTech believes Gish's current cash position and availability under its revolving line of credit will be sufficient to fund its working capital and research and development activities for at least the next twelve months. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. (``Credent") Total consideration paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC was $500,000.

        On February 6, 2002, DKB elected to convert the Note having an outstanding principal and interest balance outstanding on the date of conversion of approximately $398,000. The Note was converted into 433,094 shares of the Company's common stock at a conversion price of $0.91875.

        The Company leases facilities in Woburn, Massachusetts and Plymouth, Minnesota. The Woburn facility lease expires in August 2003 and the Plymouth facility lease expires in April 2004.

        We summarized below our contractual cash obligations as of March 31, 2003:

	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years
Operating Lease	$163,000	$157,000	$6,000

Total contractual cash obligations	$163,000	$157,000	$6,000

Recent Accounting Pronouncements

        Effective April 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives of five years continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased on April 1, 2002.

        The Company completed the first step of the transitional goodwill impairment test during the six months ended September 30, 2002 as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 1, 2002. As a result, the second step of the transitional goodwill impairment test was not required to be completed. As of March 31, 2003, the Company reassessed the fair value of the reporting units as part of its annual test of impairment and concluded no goodwill impairment existed as of that date. The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the fourth quarter ending March 31, 2004.

        The Company did not record expense related to the amortization of goodwill during the year ended March 31, 2003. The Company recorded expense related to the amortization of goodwill of $350,000 during the year ended March 31, 2002. The Company has determined that, other than goodwill, all of its intangible assets have finite lives and, therefore, the Company has continued to amortize its intangible assets. The Company recorded expenses related to the amortization of its intangible assets of $82,000 for the year ended March 31, 2003, and $76,000 for the year ended March 31, 2002.

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

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes that no indication of impairment exists as of March 31, 2003.

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

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company is currently evaluating the requirements and impact, if any, of FIN 45 on its consolidated results of operations and financial position.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

        On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of its operations.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note A to our consolidated financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Our critical accounting policies are as follows:

  •
  Revenue Recognition—Product, Research and Royalty Revenue

    The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the product is shipped, title transferred to the customer, the price is fixed and determinable, and collection is considered probable. Product revenue is generated in connection with the sale of ChronoFlex and other proprietary biomaterials for use in medical devices. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate. These amounts are recorded as research contract revenues.

    The Company also receives royalties for the use of its proprietary biomaterials. CardioTech recognizes these royalties as revenue in accordance with the terms of the contracts.

    During the years ended March 31, 2003 and 2002, the Company earned revenue from a Small Business Innovation Research (SBIR) grant awarded by the National Institute of Health to support the Company's research and development programs. This Research Grant revenue is recognized over the term of the grant on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

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

  •
  Intangibles

    Our long-lived assets include intangible assets and goodwill. At March 31, 2003, we had $1,339,000 of intangible assets and goodwill, net, which accounted for approximately 23% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets," as of April 1, 2002, and were be required to test our intangible assets for impairment during the first six months of fiscal 2003, and then on a periodic basis thereafter. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of reporting units exceeded the carrying amounts and, therefore, no goodwill impairment existed as of April 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending September 30, 2003.

Forward Looking Statements

        The Company believes that this Form 10-KSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward- looking statements include statements such as (i) the expected performance of its grafts, (ii) the expected size of the market for the Company's products in development, (iii) HydroThane's bacterial resistance, clot resistance, and biocompatibility, and (iv) the sufficiency of the Company's liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

Item 7. Financial Statements

        The following documents are filed as part of this report on Form 10-KSB

Page
Report of Ernst & Young LLP, Independent Auditors	F-1
Consolidated Balance Sheet at March 31, 2003	F-2
Consolidated Statements of Operations for the years ended March 31, 2003 and 2002	F-3
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2003 and 2002	F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002	F-5—F-6
Notes to Consolidated Financial Statements	F-7—F-25

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        The consolidated financial statements of CardioTech appearing in CardioTech's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, have been incorporated by reference herein, have been audited by Arthur Andersen LLP independent public accountants, as indicted in their report with respect thereto. Effective August 31, 2002, Arthur Andersen LLP relinquished its license to practice in front of the SEC. Under these circumstances, Rule 437(a) under the Securities Act permits any filings under the 1933 and 1934 Act to be filed without a written consent from Arthur Andersen LLP. The absence of such consent may limit your recovery on certain claims. In particular, and without limitation, you will not be able to assert claims against Arthur Andersen, LLP under Section 11 of the Securities Act for any untrue statement of material fact contained in CardioTech's consolidated financial statements that appeared in its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 or any omissions to state a material fact required to be stated therein. In addition, the ability of Arthur Andersen LLP to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to CardioTech) may be limited as a practical matter due to the fact that Arthur Andersen LLP had ceased operations.

        On August 5, 2002, the Company appointed, with the approval of the Company's Audit Committee and Board of Directors, Ernst & Young LLP as its independent auditors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

        CardioTech's board of directors is currently comprised of four directors. The directors and executive officers, their ages and positions at CardioTech as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2003.

NAME	AGE	POSITION(S)
Dr. Michael Szycher	64	Chairman of the Board, President, Chief Executive Officer and Treasurer
Thomas Lovett	48	Vice President of Finance
Michael Adams	44	Director
Anthony J. Armini	64	Director
Michael Barretti	57	Director

        Dr. Michael Szycher has been Chairman of the Board, President, Chief Executive Officer and Treasurer of CardioTech since June 1996. From October 1989 until joining CardioTech in June 1996, Dr. Szycher served as Chairman of PolyMedica Industries, Inc. ("PMI") and Chief Executive Officer of PMI from November 1990 to June 1996, and as a director of PMI from its inception until June 1996. Dr. Szycher is a recognized international authority on polyurethanes and blood compatible polymers. Author of over eighty original research articles. Pivotal force in the creation of the Medical Plastics Division of the SPE. He is the Editor of five books, "Biocompatible Polymers, Metals and Composites;" "Synthetic Biomedical Polymers;" "Blood Compatible Materials and Devices: Perspectives Towards the 21st Century;" High Performance Biomaterials: A Comprehensive Guide to Medical/Pharmaceutical Applications;" and "Szycher's Dictionary of Biomaterials and Medical Devices.", and the acclaimed "Szycher's Dictionary of Medical Devices". He is also Editor-In-Chief of the quarterly Journal of Biomaterials Applications.

        Mr. Tom Lovett has been the Corporate Controller of CardioTech since August 2000 and Vice President of Finance since May 2003. From 1992 until joining CardioTech, Mr. Lovett served in the capacities of Controller and Cost Accounting Manager at Cynosure, Inc. Additionally, Mr. Lovett served in a number of capacities, including Cost Accounting Manager, for Candela Laser Company from 1983 to 1992. Mr. Lovett holds a BS degree in Accounting from Northeastern University.

        Mr. Michael Adams has been a director of CardioTech since May 1999. He is also the Vice President of PLC Systems, Inc. Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc., ("Assurance Medical"). Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality Assurance of CardioTech from June 1998 to May 1999. From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation.

        Dr. Anthony J. Armini has been a director of CardioTech since August of 2000. Dr. Armini has been the President, Chief Executive Officer, and Chairman of the Board of Directors of Implant Science Corporation since 1984. From 1972 to 1984, prior to founding Implant Sciences, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of eleven patents, fifteen patents pending and fourteen publications in the field of implant technology. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields.

        Mr. Michael Barretti has been a director of CardioTech since January 1998. He is also the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996. From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers. From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry. From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid state laser technologies to the medical field. Mr. Barretti has been a director of CardioTech since January 1998.

Committees; Attendance

        Meeting Attendance.    During the fiscal year ended March 31, 2003, there were five (5) meetings of the Board. The various committees of the Board also met a total of six (6) times during fiscal 2003. Each director attended in excess of 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2003. In addition, from time to time, the members of the Board and its committees acted by unanimous written consent pursuant to Massachusetts law.

        On September 3, 2002, Mr. Robert Detwiler resigned as a member of the Board for personal reasons and indicated no disagreements or disputes with management or the Board of Directors. The Company nominated William E. Cohn, M.D., Associate Professor of Surgery at Harvard Medical School and Staff Cardiothoracic Surgeon at Beth Israel Deaconess Medical Center in Boston, to fill the vacated board seat. Pending approval by the shareholders of the Company at the next annual shareholder's meeting.

        Audit Committee.    The Board has designated from among its members an Audit Committee, which consists of Mr. Michael Barretti, Mr. Anthony Armini and Mr. Michael Adams. Mr. Barretti, Mr. Armini and Mr. Adams are independent members. The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the soundness, adequacy and application of accounting and operating controls. The Audit Committee recommends the independent auditors to the Board, reviews the scope of the audit functions of the independent auditors and reviews the audit reports. The Audit Committee held a meeting each quarter during fiscal 2003. The responsibilities of the Audit Committee are outlined in a written charter, which was included as Annex A of the Proxy Statement for the 2001 shareholder meeting.

        Compensation and Stock Option Committee.    The Compensation and Stock Option Committee, which met two (2) times during fiscal 2003, has two members, Mr. Barretti (Chairman) and Mr. Adams. The Compensation and Stock Option Committee reviews, approves and makes recommendations on the Company's compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation and Stock Option Committee administers the 1996 Plan.

        Nominating Committee.    The Nominating Committee, which was established in March 1998 and did not meet in fiscal 2003, has three members, Dr. Szycher, Mr. Barretti and Mr. Adams. The Nominating Committee nominates individuals to serve on the Board. The Nominating Committee considers nominees recommended by Stockholders.

Directors' Compensation

        The Company's policy is to pay $750 per diem compensation to members of the Board for attendance at Board meetings or committee meetings. All non-employee directors are reimbursed for travel and other related expenses incurred in attending meetings of the Board.

        Directors are eligible to participate in the 1996 Plan. In 2002, cardioTech granted each director an option to purchase 27,370 (.003 of outstanding shares) shares of CardioTech Common Stock. Such options were granted at an exercise price equal to the fair market value of the Common Stock on the grant date and fully vest following one year of service after the date of grant.

Item 10. Executive Compensation

        The annual and long-term remuneration paid to or accrued for the Chief Executive Officer of the Company for services rendered during the years ended March 31, 2003 and 2002 was as follows:

Summary Compensation Table

Long Term Compensation Securities Underlying Options(2)
Annual Compensation
Name and Principal Position						All Other Compensation(1) $
	Year	Salary		Bonus
Michael Szycher, Ph.D, MBA Chairman, CEO and Treasurer	2003 2002	$ $	326,737 261,777	$35,000 —	0 625,000	$ $	1,467 1,218

(1)
Includes premiums paid by the Company for long term disability insurance and term life insurance. Premiums paid in fiscal 2003 for short and long term disability insurance and life insurance, respectively, were $787 and $680 for Dr. Szycher.

(2)
The Executive Compensation Structure that The Compensation Committee approved for fiscal year 2003 provides an anti-dilution provision for Michael Szycher. This provision ensures that Michael Szycher's percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completetion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92.

Option Grants in Last Fiscal Year

        The following table sets forth information regarding each stock option granted during the fiscal year ended March 31, 2003 to each of the named executive officers.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
Michael Szycher, Ph.D.	0	0%

(1)
The Company granted options to purchase 182,119 shares of Common Stock to employees in the fiscal year ended March 31, 2003. All options were granted at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, determined by the closing price on the American Stock Exchange on the trading day immediately preceding the grant date. All options vest in four approximately equal annual installments, with the initial tranche vesting on the date of grant.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values

        The following table provides information regarding the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by each of the named executive officers as of March 31, 2003 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Common Stock. No such options were exercised by the named executive officers during the 2003 fiscal year.

	Number of Securities Underlying Unexercised Options/SARs at Year-End
			Value of the Unexercised in the Money Options/SARs at Fiscal Year-End(1)
Name		Fiscal Unexercisable
	Exercisable		Exercisable	Unexercisable
Michael Szycher, Ph.D.	1,550,913	62,500	$54,023	$0

(1)
The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Common Stock of $1.03, the closing sale price per share of the Common Stock as reported on the American Stock Exchange for March 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table presents, as of March 31, 2003, certain information known to CardioTech regarding the beneficial ownership of CardioTech common stock by:

  •
  each person who is known by CardioTech to be the beneficial owner of more than five percent of CardioTech's outstanding shares of common stock;

  •
  each of the directors of CardioTech; and

  •
  the directors and executive officers as a group.

        Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of March 31, 2003. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

        The percentage of beneficial ownership for the following table is based on 9,126,889 shares of CardioTech common stock outstanding as of March 31, 2003. To CardioTech's knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name *	Shares Beneficially Owned	Percent of Class(1)
Michael Szycher, Ph.D., MBA(1) 78-E Olympia Avenue, Woburn, MA 01801	1,860,548	20.4%
Michael L. Barretti (2)	343,376	3.8%
Michael Adams (3)	298,682	3.3%
Anthony Armini, Ph.D. (4)	87,113	1.0%
All executive officers and directors as a group (4 persons)(5)	2,589,719	28.4%

*
Addresses are given for beneficial owners of more than five (5%) percent of CardioTech's outstanding shares of common stock.

(1)
Includes 1,558,725 shares of common stock, which may be purchased within 60 days of March 31, 2003 upon the exercise of stock options and/or warrants.

(2)
Includes 328,376 shares of common stock, which may be purchased within 60 days of March 31, 2003 upon the exercise of stock options and/or warrants.

(3)
Includes 268,682 shares of common stock, which may be purchased within 60 days of March 31, 2003 upon the exercise of stock options and/or warrants.

(4)
Includes 86,113 shares of common stock, which may be purchased within 60 days of March 31, 2003 upon the exercise of stock options and/or warrants.

(5)
See footnotes (1) through (4).

Item 12. Certain Relationships and Related Transactions

        The Company has entered into an employment agreement (the "Employment Agreement") with Dr. Michael Szycher, pursuant to which said individual serves as Chief Executive Officer of the Company. Pursuant to the terms of the Employment Agreement, Dr. Szycher is to receive an annual base salary of Three Hundred and Twenty Five Thousand ($325,000) dollars. Dr. Szycher's salary will be reviewed annually by the Board. Additionally, Dr. Szycher may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation and Stock Option Committee of the Board.

        The initial term of the Employment Agreement by and between the Company and Dr. Szycher is set to expire on December 31, 2004. After such time, the term of the Employment Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Dr. Szycher remains employed by the Company. Dr. Szycher and CardioTech each have the right to terminate the Employment Agreement at any time, with or without cause (as defined in the Employment Agreement), upon thirty (30) days prior written notice. In the event that CardioTech terminates the applicable Employment Agreement without cause, or Dr. Szycher terminates his employment for good reason following a change in control (as such terms are defined in the Employment Agreement) or CardioTech fails to renew the Employment Agreement within two (2) years following the occurrence of a change in control, Dr. Szycher will be entitled to receive severance equal to 2.99 times his annual base salary at termination. In such event, Dr. Szycher will be bound by a noncompete covenant for one (1) year following termination of his employment.

        Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.

Compensation Committee Interlocks and Insider Participation

        Other than Mr. Adams, no person serving on the Compensation and Stock Option Committee at any time during Fiscal Year 2003 was a present or former officer or employee of the Company or any of its subsidiaries. During Fiscal Year 2003, other than Dr. Szycher, no executive officer of the Company served as a member of the board of directors or compensation and stock option committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Company's Board or Compensation and Stock Option Committee.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB

        (a)   The following are filed as part of this Form 10-KSB:

  (1)
  Financial Statements: For a list of financial statements which are filed as part of this Form 10-KSB, See Page 19

  (2)
  Exhibits

Exhibit Number:
2.1	Agreement and plan of merger and reorganization by and among Cardiotech International, Inc., Gish Acquisition Corp. and Gish Biomedical, Inc., incorporated by reference to Annex A of CardioTech's Registration Statement on Form S-4 filed on December 23, 2002.
2.2
Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and among CardioTech International, Inc., Gish Acquisition Corp. and Gish Biomedical Inc., incorporated by reference to Exhibit 2.2 to CardioTech's Registration Statement on Form S-4 filed on January 16, 2003.
3.1	Articles of Incorporation of CardioTech International, Inc., incorporated by reference to Exhibit 3.1 of CardioTech's Registration Statement on Form 10 filed on May 10, 1996.
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
3.2	Bylaws of CardioTech International, Inc., incorporated by reference to Exhibit 3.2 of CardioTech's Registration Statement on Form 10 filed on May 10, 1996.
10.2	Tax Matters Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.
10.3	Amended and Restated License Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.
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
21	Subsidiaries of CardioTech
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
99	Gish Financial Statements

        (b)   Reports on Form 8-K: Form 8-K, filed on April 7, 2003

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

        Copies of these exhibits are available for a reasonable fee upon written request to the Company at its corporate headquarters: CardioTech International, Inc., 78-E Olympia Avenue, Woburn, MA 01801. ATTN: Thomas F. Lovett.

Report of Independent Auditors

To the Board of Directors and Stockholders of CardioTech International, Inc.:

        We have audited the accompanying consolidated balance sheet of CardioTech International, Inc. as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CardioTech International, Inc. as of March 31, 2002, were audited by other auditors who have ceased operations and whose report dated May 15, 2002, expressed an unqualified opinion on those statements.

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

        In our opinion, the fiscal 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. at March 31, 2003, and consolidated the results of its operations and its cash flows for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Boston, Massachusetts May 16, 2003

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,939,000
Accounts receivable—trade, net of bad debt allowance of $92,000	578,000
Accounts receivable—other	38,000
Note receivable—related party	10,000
Inventory	180,000
Prepaid expenses	55,000

Total Current Assets	3,800,000
Property and equipment, net	298,000
Amortizable intangible assets, net	254,000
Goodwill	1,085,000
Other non-current assets (including prepaid transaction costs of $421,000)	461,000

Total Assets	$5,898,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$385,000
Accrued expenses	491,000
Deferred revenue	265,000

Total Current Liabilities	1,141,000

Commitments and contingencies (Note H)
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 9,228,266 issued and 9,126,889 outstanding	92,000
Additional paid-in capital	16,168,000
Accumulated deficit	(11,160,000)
Subscriptions receivable from related parties	(178,000)

4,922,000
Less: treasury stock, 101,377 shares at cost	(165,000)

Total Stockholders' Equity	4,757,000

Total Liabilities and Stockholders' Equity	$5,898,000

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2003	2002
Revenue:
Product sales	$2,880,000	$2,550,000
Research grants and contracts	88,000	278,000
Royalties	426,000	392,000

	3,394,000	3,220,000

Operating Expenses:
Cost of product sales	2,062,000	1,726,000
Cost of research grants and contracts	61,000	228,000
Research and development	313,000	273,000
Selling, general and administrative	1,965,000	3,070,000

	4,401,000	5,297,000

Loss from operations	(1,007,000)	(2,077,000)

Other Income (Expense):
Interest expense	—	(23,000)
Interest income	44,000	114,000
Other income	—	15,000

Other income (expense), net	44,000	106,000

Net loss	$(963,000)	$(1,971,000)

Net loss per share:
Basic	$(0.11)	$(0.23)

Diluted	$(0.11)	$(0.23)

Shares used in computing net loss per share:
Basic	9,129,454	8,620,956

Diluted	9,129,454	8,620,956

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended March 31, 2003 and 2002

	Common Stock
					Subscriptions Receivable from Related Parties
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Treasury Stock	Total Stockholders' Equity
Balance at April 1, 2001	8,517,930	$85,000	$14,680,000	$(8,226,000)	$(445,000)	$(40,000)	$6,054,000
Conversion of convertible notes to common stock	433,094	4,000	394,000	—	—	—	398,000
Issuance of common stock in connection with exercise of stock options	84,377	1,000	71,000	—	—	—	72,000
Issuance of common stock in connection with exercise of stock warrants	63,200	1,000	87,000	—	—	—	88,000
Fair value of options granted to consultant	—	—	786,000	—	—	—	786,000
Payment of officers and consultant note	—	—	—	—	15,000	—	15,000
Sale of common stock to related party	60,000	—	60,000	—	(60,000)	—	—
Treasury stock, at cost	—	—	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	(1,971,000)	—	—	(1,971,000)

Balance at March 31, 2002	9,158,601	91,000	16,078,000	(10,197,000)	(490,000)	(48,000)	5,434,000
Issuance of common stock in connection with exercise of stock options	69,665	1,000	71,000	—	—	—	72,000
Fair value of options granted to consultants	—	—	19,000	—	—	—	19,000
Interest due on Officer's notes	—	—	—	—	(28,000)	—	(28,000)
Payment of note receivable from related party	—	—	—	—	60,000	—	60,000
Write-off of note receivable	—	—	—	—	280,000	—	280,000
Purchase of stock for treasury, at cost	—	—	—	—	—	(117,000)	(117,000)
Net loss	—	—	—	(963,000)	—	—	(963,000)

Balance at March 31, 2003	9,228,266	$92,000	$16,168,000	$(11,160,000)	$(178,000)	$(165,000)	$4,757,000

The accompanying notes are an integral part of these consolidated financial statements

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(963,000)	$(1,971,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value ascribed to options granted to nonemployees	19,000	786,000
Noncash interest expense on convertible notes payable	—	20,000
Depreciation and amortization	220,000	584,000
Loss on disposal of fixed assets	2,000	—
Interest on officer's notes	(28,000)	—
Provision for doubtful accounts	33,000	13,000
Excess and obsolescence reserve	0	15,000
Changes in current assets and liabilities:
Accounts receivable—trade	(273,000)	404,000
Accounts receivable—other	33,000	16,000
Inventory	(46,000)	(75,000)
Prepaid expenses	27,000	(16,000)
Accounts payable	125,000	(222,000)
Accrued expenses	136,000	115,000
Deferred revenue	40,000	(67,000)

Net cash used in operating activities	(675,000)	(398,000)

Cash flows from investing activities:
Purchase of property and equipment	(72,000)	(115,000)
Release of cash held in escrow	—	730,000
Cash paid for acquisition of CDT, net	—	(1,454,000)
Increase in other non current assets	(421,000)	49,000

Net cash used in investing activities	(493,000)	(790,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, options and warrants	71,000	164,000
Purchase of treasury stock	(117,000)	(8,000)
Receipt of subscription receivable	—	15,000
Proceeds from repayment of note receivable	60,000	—

Net cash provided by financing activities	14,000	171,000

Net decrease in cash and cash equivalents	(1,154,000)	(1,017,000)
Cash and cash equivalents at beginning of year	4,093,000	5,110,000

Cash and cash equivalents at end of year	$2,939,000	$4,093,000

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Disclosure of Cash Flow Information:

	For the Years Ended March 31,
	2003	2002
Conversion of convertible notes payable and accrued interest into common stock	—	$398,000
Income taxes paid	—	$1,000

        On May 4, 2001, the Company completed the acquisition of all the shares of CMED Catheter and Disposables Technology, Inc. pursuant to an Acquisition Agreement dated as of April 30, 2001, as follows:

Fair value of assets acquired, excluding cash	$2,019,000
Cash paid for acquisition	(1,454,000)

Liabilities assumed	$565,000

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

        CardioTech International, Inc. (including its subsidiaries, collectively "CardioTech" or the "Company") is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes, that has been demonstrated to be biocompatible and non-toxic. The Company is headquartered in Woburn, Massachusetts, where it also operates its manufacturing and laboratory facilities.

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

Accounts Receivable—Other

        Accounts Receivable—Other principally consists of revenue receivable from research and development work completed on National Institute of Health Small Business Innovative Research Grants and royalty income receivable.

Revenue Recognition—Product, Research and Royalty Revenue

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the product is shipped, title has been transferred to the customer, the price is fixed and determinable, and collection is considered probable.

Product revenue is generated in connection with the sale of ChronoFlex and other proprietary biomaterials for use in medical devices. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate. These amounts are recorded as research contract revenues.

        The Company also receives royalties for the use of its proprietary biomaterials. CardioTech recognizes these royalties as revenue in accordance with the terms of the contracts.

        During the years ended March 31, 2003 and 2002, the Company earned revenue from a Small Business Innovation Research (SBIR) grant awarded by the National Institute of Health to support the Company's research and development programs. This Research Grant revenue is recognized over the term of the grant on a percentage of completion basis determined by estimates of costs incurred as compared to total budgeted costs.

Shipping and Handling Costs

        Shipping and handling costs are recorded in cost of sales as incurred.

Research and Development Expense

        Research and development expense consists primarily of salaries and is charged to expense as incurred.

Reporting Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the years ended March 31, 2003 and 2002, the Company's only item of comprehensive income was its net loss.

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

Property and Equipment

        Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

Inventory

        Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market, and is made up of Raw Materials, Work in Process, and Finished Goods of $99,000, $60,000, and $21,000, respectively.

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

Intangible Assets and Impairment of Long-Lived Assets:

        The Company evaluates its long-lived assets, which include property and leasehold improvements and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Property and leasehold improvements and amortizable intangibles are subject to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142 "Goodwill and Other Intangible Assets." Management believes that as of the balance sheet date presented none of the Company's long-lived assets were impaired.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement superceded Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be tested for impairment at least annually, or when events indicate that there may be impairment. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, CardioTech is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. CardioTech adopted SFAS No. 142 in the fiscal quarter ended June 30, 2002 The Company completed the first step of the traditional goodwill impairment test during the first quarter of fiscal 2003, based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of reporting units exceeded the carrying amounts and, therefore, no goodwill impairment existed as of April 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. As of March 31, 2003, we are not aware of any events that would cause us to conclude the impairment indicators exist. The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending September 30, 2003.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS No. 144 in fiscal 2003. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes that no indication of impairment exists as of March 31, 2003.

        As of March 31, 2003, CardioTech had unamortized goodwill of $1,085,000 and unamortized identifiable intangible assets of $254,000. Amortization expense related to other identifiable intangible assets that will continue to be amortized in the future is approximately $82,000 for the fiscal year ended March 31, 2003. Under this statement goodwill, as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis.

	2003	2002
Reported net loss	$(963,000)	$(1,971,000)
Add back: goodwill amortization	—	350,000

Adjusted net loss	(963,000)	(1,621,000)
Net loss per common share:
Basic	$(0.11)	$(0.19)

Diluted	$(0.11)	$(0.19)

Shares used in computing net loss per common share:
Basic	9,129,454	8,620,956

Diluted	9,129,454	8,620,956

        The estimated amortization expense related to other identifiable intangible assets for the next five years is as follows:

Year
2004	$82,000
2005	82,000
2006	82,000
2007	8,000
2008	—

Stock Based Compensation

        The Company accounts for stock options granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.

        Had compensation cost for the Company's stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

	Year ended March 31,
	2003	2002
Net loss as reported	$(963,000)	$(1,971,000)
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	(841,000)	(950,000)

Proforma net loss	$(1,804,000)	$(2,921,000)

Basic and diluted loss per share:
As reported	$(0.11)	$(0.23)
Pro forma	$(0.20)	$(0.34)

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

        The fair value of each option granted during the fiscal years 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003
Dividend yield	None	None
Expected volatility	80.0%	80.0%
Risk-free interest rate	3.94%—5.21%	4.9%
Expected life	10 years	10 years
Fair value of options granted	$1.34	$0.92

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value due to their short term to maturity. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

        All of the Company's cash equivalents are maintained by major financial institutions.

        The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. The Company's subsidiary CDT requires new customers to pay a deposit prior to any work being performed, which is recorded as a current liability. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at March 31, 2003. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company is currently evaluating the requirements and impact, if any, of FIN 45 on its consolidated results of operations and financial position.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Adoption of the provisions of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

        On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of its operations.

B.    Related Party Transactions

        In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units valued at $200,000. The terms of the note provide for each executive is to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. The principal balance due is included as Subscriptions receivable from related parties in Stockholders' Equity of the consolidated balance sheet. As of March 31, 2003, the principal balance outstanding was $150,000.

        SFAS No. 57, "Related Party Disclosures," specifies the nature of information that should be disclosed in financial statements regarding related party transactions. Implant Sciences Corporation ("Implant"), a public company, is a related party with the Company by virtue of its significant business relationships.

        In March 2000, Implant entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement. The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents. In consideration of the research, development and technology transfer, Implant will pay the Company $150,000 in cash pursuant to a milestone schedule. In addition, Implant will purchase 100,000 shares of

CardioTech's common stock at a price of $1.00 per share upon the achievement of certain milestones related to the research and development. As of March 31, 2002, Implant was obligated to purchase 60,000 shares of the Company's common stock at $1.00 per share. Accordingly, the Company recorded a subscription receivable of $60,000 in stockholders' equity at March 31, 2002. On April 6, 2003, Implant paid CardioTech $60,000 and received a stock certificate for 60,000 shares of CardioTech common stock. The owner of the technology used in connection with the stent is CardioTech, however such technology will be transferred to Implant pursuant to a technology license. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant. The material deadline is therefore the delivery of an operative prototype. Implant is obligated to pay the entire $250,000 if all milestone conditions are met. Through March 31, 2003 Implant has made cash payments of $175,000 to CardioTech.

        Certain of the Company's directors hold positions as directors of Implant. The chief executive officer and chairman of the board of directors is also a director of Implant. The chief executive officer and chairman of the board of directors of Implant is also one of the Company's directors. On October 10, 2001, the Company provided Implant a $500,000 line of credit facility. The line of Credit provides for funding at the discretion of Implant, is subject to a security agreement providing a second lien on substantially all of Implant's assets, and provides for a $15,000 commitment fee which was paid in February 2002. The Company and Implant mutually agreed to terminate the Line of Credit on March 29, 2002. There were no borrowings on this line of credit from inception through its termination on March 29, 2002.

        The Company advanced $10,000 to an outside business consultant on April 26, 2002. On June 25, 2003 the advance was converted to a demand note bearing interest at 1.31%.

C.    License Agreements

        Polymedica Corporation (NASDAQ:"PLMD") has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PLMD in the implantable devices and materials field (collectively, "PLMD Licensed Technology"). CardioTech, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to PLMD Licensed Technology and all such inventions shall be exclusively licensed to PLMD for use by PLMD in fields other than the implantable devices and materials field. There are no financial commitments of CardioTech related to this license.

D.    Property and Equipment

        Property and equipment at March 31, 2003 consists of the following:

Laboratory equipment	$592,000
Furniture, fixtures and office equipment	154,000
Leasehold improvements	254,000

1,000,000
Less accumulated depreciation and amortization	(702,000)

$298,000

        Depreciation expense for property and equipment for the fiscal years ended March 31, 2003 and 2002 was approximately $138,000 and $162,000, respectively.

E.    Accrued Expenses

        Accrued expenses at March 31, 2003 consist of the following:

Legal and professional fees	$256,000
Salaries and benefits	128,000
Research and development	107,000

$491,000

F.     Income Taxes

        Reconciliation between the Company's effective tax rate and the United States statutory rate is as follows:

	2003	2002
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.7%	3.9%
Non deductible expenses	(3.2)%	(7.5)%
Change in valuation allowance	(34.5)%	(30.4)%

Effective tax rate	0.0%	0.0%

        A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of this asset. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2003:

Deferred Tax Assets:
Net operating loss carryforwards	$2,131,000
Stock options exercised	—
Tax credits	97,000
Other	126,000
Depreciation	9,000

Deferred tax assets before valuation allowance	2,363,000
Valuation allowance	(2,363,000)

Net deferred tax asset	$—

        As of March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $5,400,000 and $5,000,000, respectively, available to offset future taxable income that begin to expire in 2019 through 2024.

G.    Concentration of Credit Risk and Major Customers

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with high credit, quality financial institutions. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and maintains allowances for potential credit losses.

        Customers comprising more than 10% of CardioTech's total revenues for the years ended March 31 are shown as follows:

	2003	2002
Customer A	20%	5%
Customer B	13%	1%
Customer C	12%	11%
Customer D	8%	12%

        Customers comprising more than 10% of CardioTech's total accounts receivable as of March 31 are shown as follows:

2003
Customer A	34%
Customer B	21%
Customer C	5%
Customer D	4%

H.    Lease Commitments

        The Company leases offices, laboratory and manufacturing space under non-cancelable operating leases. Future minimum lease payments are as follows for the years ending March 31:

2004	$157,000
2005	6,000

$163,000

        Rent expense for operating leases was $330,000 for each of the years ended March 31, 2003 and 2002.

I.     Long-Term Obligations

  7% Convertible Senior Notes due 2003

        On March 31, 1998, the Company issued $1,660,000 of 7% Convertible Senior Notes (the "Senior Notes") with a maturity date of March 20, 2003 to Dresdner Kleinwort Benson Private Partners LP ("DKB"). The Senior Notes and accrued interest were repaid in connection with proceeds related to the disposition of the Company's UK subsidiary.

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

        The principal balance of the promissory notes issued by the Company's executives is payable on December 15, 2003 and classified as Subscription receivable from related parties in Stockholders' Equity in the consolidated balance sheet. The promissory notes bear interest at 4.25% per annum and are payable annually in arrears. The promissory notes, which are with full recourse against the maker personally with respect to any amount due under this note, are secured by the common stock and warrants underlying the Units. Interest in the amount of $28,000 was accrued as of March 31, 2003. As of March 31, 2003, the principal balance outstanding is $150,000, net of provision for the uncollectible note of $280,000.

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

        During the fiscal year ended March 31, 2003, stock options representing 69,665 shares of the Company's common stock were exercised, resulting in cash proceeds of approximately $71,000 to CardioTech. No warrants were exercised during fiscal 2003.

  Treasury Stock and Other Transactions

        In April 2000, the Company issued 67,113 shares of the Company's common stock to PolyBioMed Ltd., having a fair market value of $79,000 on the date of issuance, in consideration of a technology license agreement. In May 2000, the Company also loaned PolyBioMed Ltd $40,000. In June 2000, PolyBioMed Ltd. delivered to the Company 20,822 shares of the originally issued common stock at a cost of $40,000 in repayment of the loan, which has been recorded as treasury stock as of March 31, 2001. During fiscal 2002, the Company made open market purchases of 5,000 shares of the Company's common stock at a cost of approximately $8,000. During fiscal 2003, the Company made open market purchases of 75,500 shares at a cost of approximately $117,000. Accordingly, total shares held in treasury as of March 31, 2003 are 101,377 at an approximate cost of $165,000.

        On February 6, 2002, DKB elected to convert a 7% Convertible Senior Note having an outstanding principal and interest balance outstanding on the date of conversion of approximately $398,000. The Note was converted into 433,094 shares of the Company's common stock at a conversion price of $0.91875 (See Note I).

K.    Acquisitions

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

        The consideration paid by CardioTech to Medtech was $1,300,000 in a cash payment, $130,000 of which was placed into escrow pursuant to the terms of the agreement. The cash consideration used in the purchase came from CardioTech's working capital. In connection with the transaction, CardioTech acquired net assets of CDT having a book value of approximately $375,000. Additionally, the Company incurred transaction costs of approximately $154,000. The acquisition was accounted for in accordance with the purchase method of accounting. The excess of purchase price over the fair value of the net assets acquired was approximately $1,144,000 and was recorded as goodwill and other intangible assets, which is being amortized on a straight-line basis over five years.

        Operations of CDT are included in CardioTech's operations from the date of the acquisition. The unaudited pro forma results of operations of the Company and acquired business for the years ended March 31, 2002 assuming the acquisition had occurred on April 1, 2000 are as follows:

2002
Revenues	$3,420,000

Net loss	$(1,973,000)

Loss per share—basic	$(0.22)

Loss per share—diluted	$(0.22)

  Acquisition of Gish Biomedical, Inc.

        On April 7, 2003 the Company consumated a merger with Gish Biomedical, Inc. ("Gish"). Gish stockholders received 1.3422 shares of CardioTech common stock for each share of Gish common stock that they owned. Holders of options to purchase Gish common stock will receive options to purchase 1.3422 shares of CardioTech common stock for every share of Gish common stock that they could purchase under the Gish option, at an exercise price per share equal to the exercise price of the Gish option divided by 1.3422. 4,901,817 shares of CardioTech common stock was issued to the Gish stockholders, representing approximately 35% of the total shares outstanding as of March 31, 2003.

        Gish, a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. All of Gish's products are single use disposable products or have a disposable component. Gish's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage. The Gish subsidiary will continue to conduct its business in the Rancho Santa Margarita facility.

        Total purchase price, net of cash acquired, was $8,596,000. The value of the common stock issued was determined based on the average market price of CardioTech's common stock over a 25 day period before and after the terms of the acquisition were agreed to and announced. The purchase price includes the fair market value of stock options issued based on a Black Scholes calculation using the same assumptions disclosed in Note L, Stock Compensation. There are no contingent payments or commitments outstanding. No major restructuring of personnel or operations are contemplated. The former president of Gish Biomedical, Inc., resigned as president of Gish on April 30, 2003 and per his contract, CardioTech agreed to pay him $360,000 over the next nineteen months. This amount will be recorded as a compensation charge in the first quarter of fiscal 2004.

        The following table summarizes the estimated fair values of the assets and liabilities assumed of the date of acquisition. CardioTech is in the process of obtaining third-party valuations of tangible and intangible assets, thus, the allocation of the purchase price is subject to completion.

As of April 1, 2003
Unaudited
Current Assets	$7,218,000
Property and Equipment	2,257,000
Amortizable Intangible Assets	440,000
Goodwill and Non Amortizable Assets	1,312,000
Other Non Current Assets	343,000

Total Asset Acquired	11,571,000

Current Liabilities	2,818,000
Long Term Liabilites	122,000

Total Liabilities Assumed	2,940,000

Net Assets Acquired	$8,631,000

        The following unaudited pro forma combined condensed consolidated financial statements have been prepared to give effect to the merger of CardioTech and Gish using the purchase method of accounting and the assumptions and adjustments described in the accompanying notes to unaudited pro forma combined condensed consolidated financial statements.

        The fiscal years of CardioTech and Gish end on March 31 and June 30, respectively. The CardioTech and the Gish balance sheets as of March 31, 2003 have been combined as if the merger had occurred on March 31, 2003. For purposes of the pro forma information, the CardioTech and the Gish statements of operations for the year ended March 31, 2003 and the twelve months ended March 31, 2003, respectively have been combined giving effect to the merger as if it had occurred on April 1, 2002 (the fiscal year ended March 31, 2002). The unaudited pro forma combined condensed consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on April 1, 2002 for the year ended March 31, 2003, nor is it necessarily indicative of the future financial position or results of operations. As mentioned above, CardioTech is in the process of obtaining a third party valuation of certain tangible and intangible assets, thus, the allocations of the purchase price is subject to completion. Because the unaudited pro forma combined condensed consolidated financial statements are based upon preliminary estimates, the pro forma adjustments may differ materially based upon the final allocation.

UNAUDITED PRO FORMA COMBINED CONDENSED
CONSOLIDATED BALANCE SHEET
Fiscal Year Ending March 31, 2003

	CardioTech International, Inc. 31-Mar-2003	Gish Biomedical, Inc. 31-Mar-2003	Pro Forma Adjustments & Eliminations		Pro Forma Balance sheet Combined
ASSETS
Total current assets	$3,800,000	$7,218,000			$11,018,000
Property and equipment, net	298,000	2,257,000			2,555,000
Amortizable intangible assets, net	254,000	—	440,000	(1)	694,000
Goodwill, net	1,085,000	—	1,312,000	(1)	2,397,000
Other non-current assets, including prepaid transaction costs of $421,000	461,000	729,000	(807,000	)(6)	383,000

Total assets	$5,898,000	$10,204,000	$945,000		$17,047,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	$1,141,000	$2,940,000	$—		$4,081,000

Shareholders' equity
Common stock	92,000	—	49,000	(2)	141,000
Additional paid-in capital	16,167,000	10,554,000	(2,394,000	)(3)	24,327,000
Accumulated deficit	(11,159,000)	(3,290,000)	3,290,000	(4)	(11,159,000)
Treasury stock	(165,000)	—			(165,000)
Subscription receivable	(178,000)	—			(178,000)

Total shareholders' equity	4,757,000	7,264,000	945,000		12,966,000

Total liabilities and shareholders' equity	$5,898,000	$10,204,000	$945,000		$17,047,000

Notes to Unaudited Proforma Combined Condensed Consolidated Balance Sheet for Fiscal Year Ending March 31, 2003:

(1) Purchase Price Allocation
Fair market value of shares issued	$7,413,000
Fair market value of stock options issued	797,000
Acquisition costs	807,000

Total purchase price	9,017,000
Less cash acquired	(421,000)

Total purchase price less cash acquired	$8,596,000

Net tangible assets, net of cash acquired	$6,844,000
Goodwill and non amortizable intangibles	1,312,000
Amortizable intangibles	440,000

$8,596,000

(2) Record par value of stock to be issued to Gish shareholders, refer to calculation in (5) below.
(3) Additional paid-in capital (APIC)
Eliminate Gish APIC	$(10,555,000)
Add APIC for new shares issed to Gish, refer to (5) for calculation.	7,364,000
Add APIC related to fair market value of new options issued to Gish	797,000

$(2,394,000)

(4) Eliminate Gish accumulated deficit
(5) Fair value of shares issued
Shares issued to Gish	$4,901,817
Average price	1.5122

Common stock value	$7,413,000

Common stock par value	$49,000
Common stock APIC	7,364,000

$7,413,000

(6) Acquisition costs included in purchase price.

UNAUDITED PRO FORMA COMBINED CONDENSED
CONSOLIDATED STATEMENT OF INCOME
For the Year Ended March 31, 2003

	CardioTech International, Inc. Year Ended 31-Mar-2003	Gish Biomedical, Inc. Year Ended 31-Mar-2003		Pro Forma Adjustments & Eliminations	Pro Forma Statement of Income
Net sales	$3,394,000	$17,584,000			$20,978,000
Cost of sales	2,123,000	13,144,000			15,267,000

Gross profit	1,271,000	4,440,000		—	5,711,000
Total operating expenses	2,278,000	5,061,000	(1)	63,000	7,402,000
Operating loss	(1,007,000)	(621,000)		(63,000)	(1,691,000)

Net loss	$(963,000)	$(708,000)		$(63,000)	$(1,754,000)

Net loss per common share:
Basic	$(0.11)	$(0.14	)(3)		$(0.13)

Diluted	$(0.11)	$(0.14	)(3)		$(0.13)

Shares used in computing net loss per common share
Basic	9,129,454	4,901,817	(2)		14,031,271

Diluted	9,129,454	4,901,817	(2)		14,031,271

(1)
Record amortization expense for intangible assets arising from the transaction.

$440,000	intangible asset value
84	7 year life
5,238	monthly expense

× 12	months
$62,856	YTD expense

(2)
Gish Biomedical, Inc. pro forma common based upon the conversion of Gish common stock into CardioTech International, Inc. common stock at the Exchange Rate = 1.3422.

3,652,145	Gish outstanding shares 4/7/03
1.3422	exchange rate
4,901,909
(92)	fractional shares paid in cash

4,901,817	CTE shares issued to Gish shareholders

(3)
Gish Biomedical, Inc. net loss per common share basic and diluted calculated on a pro forma basis based on proforma common stock discussed in (2).

L.    Enterprise and Related Geographic Information

        In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company managed its business in fiscal 2003 on the basis of two reportable operating segments: Biomaterials and Outsourced R&D and Manufacturing.

	2003	2002
Net sales:
Biomaterials	$1,051,000	$1,258,000
CDT—Outsourced R&D and Manufacturing	2,343,000	1,962,000

	$3,394,000	$3,220,000

Net income (loss):
Biomaterials	$(1,291,000)	$(1,963,000)
CDT—Outsourced R&D and Manufacturing	328,000	(8,000)

	$(963,000)	$(1,971,000)

Total assets:
Biomaterials	$3,732,000	$4,902,000
CDT—Outsourced R&D and Manufacturing	2,166,000	1,653,000

	$5,898,000	$6,555,000

Long-lived assets, net:
Biomaterials	$487,000	$487,000
CDT—Outsourced R&D and Manufacturing	852,000	934,000

	$1,339,000	$1,421,000

M.   Supplemental Disclosures for Stock-Based Compensation

        CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). During fiscal 2003, the Company issued options to a consultant to purchase 35,000 shares of the Company's common stock, which were valued using the Black Scholes option pricing model. These options vest over a 24 month period. The fair value of the options granted of $30,100 is being expensed to consulting expense, included in selling, general and administrative expense in the Consolidated Statements of Operations, over the vesting period. During fiscal 2002, the Company issued options to consultants to purchase 725,000 shares of the Company's common stock, which were valued using the Black Scholes option pricing model. These options were vested immediately upon grant. The fair value of the options granted of $729,000 was recorded as consulting expense and is included in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended March 31, 2002.

        Activity under the Plans for the years ended March 31, 2003 and 2002 is as follows:

	Number of Options	Weighted average exercise price
Outstanding April 1, 2001	2,333,245	$1.86
Granted	2,376,588	1.43
Cancelled	(149,060)	1.93
Exercised	(84,377)	0.76

Outstanding March 31, 2002	4,476,396	1.66
Granted	182,119	1.58
Cancelled	(215,628)	1.55
Exercised	(69,665)	1.02

Outstanding March 31, 2003	4,373,222	$1.67

        Weighted average fair value of the options granted in fiscal 2003 was $1.34.

        Summarized information about stock options outstanding at March 31, 2003 is as follows:

				Exercisable
		Weighted Average Remaining Contractural Life
Range of Exercise Prices	Number of Options Outstanding		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50—$0.88	846,988	7.1	$0.69	791,811	$0.68
$1.01—$1.95	2,759,395	7.5	$1.54	2,375,086	$1.53
$2.06—$2.25	203,875	7.5	$2.18	191,375	$2.18
$3.06—$3.80	562,964	6.9	$3.59	560,964	$3.59

$0.50—$3.80	4,373,222	7.4	$1.67	3,919,236	$1.68

        The Executive Compensation Structure that The Compensation Committee approved provides an anti-dilution provision for Michael Szycher. This provision ensures that Michael Szycher's percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completetion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92.

        Options exercisable at March 31, 2003 and March 31, 2002 were 3,919,236 and 3,720,651, respectively.

N.    Intangible Assets

        Intangible assets consist of the following at March 31:

	Estimated Useful Life	2003
Customer intangibles	5 years	$412,000
Less—Accumulated amortization		(158,000)

Customer intangibles, net		$254,000
Goodwill		$1,814,000
Less—Accumulated amortization		(729,000)

Goodwill, net		$1,085,000

O.    Other Agreements

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent"). Total consideration paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC was $500,000. Under terms of the agreement, CardioTech irrevocably granted an exclusive, worldwide license of its intellectual property rights relating to ChronoFlex RC, enabling Credent to exclusively synthesize ChronoFlex RC biodurable polycarbonate-urethane. Credent will use ChronoFlex RC in the manufacture of its vascular access and peripheral vascular grafts and potentially in future development products. Credent has licensed back to CardioTech the right to use ChronoFlex RC for the manufacture and marketing of coronary artery bypass grafts.

P.     Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Write-Offs	Balance at End of Period
Year Ended March 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	$70,000	$33,000		$11,000	$92,000

Excess and obsolescence reserve	15,000	—		—	15,000

Total	$85,000	$33,000		$11,000	$107,000

Year Ended March 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$12,000	$13,000	$45,000	$—	$70,000

Excess and obsolescence reserve	—	15,000	—	—	15,000

Total	$12,000	$73,000	$45,000	$—	$85,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2003	CardioTech International, Inc.
	By:	/s/ MICHAEL SZYCHER Michael Szycher Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2003	/s/ MICHAEL SZYCHER Michael Szycher Chairman, Chief Executive Officer (Principal Executive Officer)
Dated: June 26, 2003	/s/ MICHAEL F. ADAMS Michael F. Adams Director
Dated: June 26, 2003	/s/ MICHAEL BARRETTI Michael Barretti Director
Dated: June 26, 2003	/s/ ANTHONY J. ARMINI Anthony J. Armini Director
Dated: June 26, 2003	/s/ THOMAS F. LOVETT Thomas F. Lovett VP of Finance (Principal Accounting Officer)

CERTIFICATION

        I, Thomas F. Lovett, hereby certify that:

        1.     I have reviewed the Annual Report on Form 10-KSB of CardioTech International, Inc. (the "Registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        4.     The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.     The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003
/s/ THOMAS F. LOVETT Thomas F. Lovett Vice President of Finance, chief financial officer

CERTIFICATION

I, Michael Szycher, hereby certify that:

        1.     I have reviewed the Annual Report on Form 10-KSB of CardioTech International, Inc. (the "Registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        4.     The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.     The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003
/s/ MICHAEL SZYCHER, JR. Michael Szycher, Jr. Chief Executive Officer

QuickLinks

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market Information for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB
ITEM 14. CONTROLS AND PROCEDURES
Report of Independent Auditors
CARDIOTECH INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEET
CARDIOTECH INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CARDIOTECH INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended March 31, 2003 and 2002
CARDIOTECH INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDIOTECH INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
CARDIOTECH INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATION
CERTIFICATION