Form 10QSB
period 2003-06-30
CARDIOTECH INTERNATIONAL INC
filed 2003-08-18
CIK 1011060

'
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                           Commission File No. 0-28034

                         CARDIOTECH INTERNATIONAL, INC.
                          -----------------------------
           (Name of small business issuer as specified in its charter)

      MASSACHUSETTS                                                   04-3186647
-----------------------------                                 ------------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

 78-E OLYMPIA AVENUE, WOBURN, MASSACHUSETTS                                01801
--------------------------------------------                           ---------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (781) 933-4772
                                                                  --------------

The number of shares outstanding of the registrant's class of Common Stock as July 30, 2003 was 15,003,501. The Company held 116,382 shares in treasury.

                         CARDIOTECH INTERNATIONAL, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                TABLE OF CONTENTS

                                                                                           PAGE
PART I  -FINANCIAL INFORMATION

Item 1  -Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2003, and March 31, 2003          3

         Condensed Consolidated Statements of Operations for the three months
         ended June 30, 2003 and 2002                                                        4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended June 30, 2003 and 2002                                                        5

         Notes to Condensed Consolidated Financial Statements                             6-14

Item 2  -Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           14-17

Item 4  -Controls and Procedures                                                            17

PART II -OTHER INFORMATION

Item 4  -Submission of Matters to a Vote of Security Holders                                18

Item 6  -Exhibits and Reports on Form 8-K                                                   18

Signatures                                                                                  19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       JUNE 30, 2003              MARCH 31, 2003
                                                                     ----------------             ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                          $      3,161,000             $   2,939,000
  Accounts receivable - trade, net                                          2,879,000                   578,000
  Accounts receivable - other                                                 158,000                    48,000
  Inventory                                                                 4,376,000                   180,000
  Prepaid expenses and other current assets                                    13,000                    55,000
                                                                     ----------------             -------------
    Total Current Assets                                                   10,587,000                 3,800,000

Property and equipment, net                                                 2,989,000                   298,000
Amortizable intangible assets, net                                          1,112,000                   254,000
Goodwill                                                                    1,739,000                 1,085,000
Other non-current assets                                                      237,000                   461,000
                                                                     ----------------             -------------
    Total Assets                                                     $     16,664,000             $   5,898,000
                                                                     ================             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit                                           $        922,000             $           -
  Accounts payable                                                          1,240,000                   385,000
  Accrued expenses                                                            945,000                   491,000
  Deferred revenue                                                            193,000                   265,000
                                                                     ----------------             -------------
    Total Current Liabilities                                               3,300,000                 1,141,000
                                                                     ----------------             -------------
Deferred rent                                                                 250,000                         -

Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    14,254,299 and 9,228,266 issued; and 14,137,917 and 9,126,889 outstanding, as of June 30, 2003 and March 31, 2003,
    respectively                                                              143,000                    92,000
  Additional paid-in capital                                               24,442,000                16,168,000
  Accumulated deficit                                                     (11,075,000)              (11,160,000)
  Subscriptions receivable from related parties                              (204,000)                 (178,000)
                                                                     ----------------             -------------
                                                                           13,306,000                 4,922,000
  Less: treasury stock, 116,382 and 101,377 shares
  at cost as of June 30,
  2003 and March 31, 2003, respectively                                      (192,000)                 (165,000)
                                                                     ----------------             -------------
    Total Stockholders' Equity                                             13,114,000                 4,757,000
                                                                     ----------------             -------------
    Total Liabilities and Stockholders' Equity                       $     16,664,000             $   5,898,000
                                                                     ================             =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CARDIOTECH INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                       ---------------------------------------
                                                                           2003                       2002
                                                                       ------------                -----------
Revenue:
  Product sales                                                        $  5,408,000                $   598,000
  Research grants and contracts                                                   -                     49,000
  Royalties                                                                  68,000                    155,000
                                                                       ------------                -----------
                                                                          5,476,000                    802,000
                                                                       ------------                -----------
Operating Expense:
  Cost of product sales                                                   3,823,000                    413,000
  Cost of research grants and contracts                                           -                     37,000
  Research and development                                                  292,000                     45,000
  Selling, general and administrative                                     1,273,000                    490,000
  Severance payment                                                         372,000                          -
                                                                       ------------                -----------
                                                                          5,760,000                    985,000
                                                                       ------------                -----------
Loss from operations                                                       (284,000)                  (183,000)
                                                                       ------------                -----------
Other Income and Expense:
  Interest expense                                                          (21,000)                         -
  Interest income                                                             6,000                     12,000
  Other income                                                              383,000                          -
                                                                       ------------                -----------
                                                                            368,000                     12,000
                                                                       ------------                -----------
Income (loss) before provision for income taxes                              84,000                   (171,000)
Provision for (benefit from) income taxes                                     1,000                          -
                                                                       ------------                -----------
Net income (loss)                                                      $     83,000                $  (171,000)
                                                                       ============                ===========
Net income (loss) per common share, basic                              $       0.01                $     (0.02)
                                                                       ============                ===========
Net income (loss) per common share, diluted                            $       0.01                $     (0.02)
                                                                       ============                ===========

Shares used in computing net income (loss)
  per common share, basic                                                13,178,840                  9,161,755
                                                                       ============                ===========

Shares used in computing net income (loss)
  per common share, diluted                                              14,209,659                  9,161,755
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

                 CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                         --------------------------------------
                                                                             2003                     2002
                                                                         --------------            ------------
Cash flows from operating activities:
  Net Income (Loss)                                                      $     83,000              $  (171,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                              262,000                   60,000
   Changes in assets and liabilities:
     Accounts receivable-trade                                                206,000                 (171,000)
     Accounts receivable-other                                                 46,000                  (33,000)
     Inventory                                                               (207,000)                       -
     Prepaid expenses and other current assets                                187,000                   60,000
     Accounts payable                                                        (355,000)                 (51,000)
     Accrued expenses                                                          49,000                   23,000
     Deferred revenue                                                         (71,000)                  41,000
     Deferred rent                                                            (12,000)                       -
                                                                         ------------              -----------
  Net cash provided by (used in) operating activities                         188,000                 (242,000)
                                                                         ------------              -----------
Cash flows from investing activities:
  Purchase of property and equipment                                          (88,000)                 (11,000)
  Decrease in other non-current assets                                         45,000                        -
  Payment of acquisition costs, net of cash acquired                          297,000                        -
                                                                         ------------              -----------
  Net cash provided by (used in) investing activities                         254,000                  (11,000)
                                                                         ------------              -----------
Cash flows from financing activities:
  Net Borrowings (Repayment) on revolving line of credit                     (282,000)                       -
  Net proceeds from issuance of common stock                                   89,000                   91,000
  Purchase of treasury stock                                                  (26,000)                 (28,000)
                                                                         ------------              -----------
    Net cash provided by (used in) financing activities                      (219,000)                  63,000
                                                                         ------------              -----------
    Net decrease in cash and cash equivalents                                 223,000                 (190,000)

    Cash and cash equivalents at beginning of period                        2,938,000                4,093,000
                                                                         ------------              -----------
    Cash and cash equivalents at end of period                           $  3,161,000              $ 3,903,000
                                                                         ============              ===========
Supplemental Disclosure of Cash Flow Information:

  Interest received                                                      $      6,000              $    12,000
  Interest paid                                                                21,000                        -
  Taxes paid                                                                    1,000                        -

Non Cash Items:
  Issuance of shares, Gish acquisition                                   $  8,211,000              $         -
  Promissory Note with related party                                           26,250                        -


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CARDIOTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

     The Company acquired Gish Biomedical Inc. ("Gish") on April 7, 2003. Gish manufactures certain single use medical devices and medical devices that have a disposal component. These products are marketed primarily to hospitals through direct sales representatives and distributors domestically and internationally through distributors. Gish's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.
     (Refer to Note 11 for further discussion of acquisition.)

     The Company is headquartered in Woburn, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities. CDT operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota. Gish's office and manufacturing facilities are located in Rancho Santa Margarita, California.

2.   INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial information for the three months ending June 30, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period. The results of operations for the three months ending June 30, 2003 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-QSB should be read in conjunction with the Company's audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2003 filed with the Securities and Exchange Commission.

3.   NEW ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs associated with restructuring and other disposal activities. This statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement is effective for disposal activities initiated after December 31, 2002. The Company has adopted this statement, which had no effect on its consolidated results of operational and financial position.

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

     In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of its operations.


4.   REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS". The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.


     Generally, the customer specifies the delivery method and is generally responsible for delivery costs. However, in certain situations, at the customer's request the Company pays the delivery costs and then invoices the delivery costs to the customer or includes an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the period of April 1, 2003 to June 30, 2003 of $113,000 have been recorded as revenue. Total delivery costs incurred for the period from April 1, 2003 to June 30, 2003 were $126,000 and have been recorded as reduction of product sales.

5.   STOCK-BASED COMPENSATION

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

     Had compensation cost for the Company's stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              2003              2002
                                                           ---------        ----------
     Net income (loss), as reported                        $  83,000        $ (171,000)
       Add: Stock-based employee compensation expense
       determined under fair value based method
       for all employee awards                              (227,000)         (241,000)
                                                           ---------        ----------
     Pro forma, net loss                                   $(144,000)       $ (412,000)
                                                           =========        ==========
     Basic and diluted loss per share
       As reported                                         $    0.01        $    (0.02)
       Pro forma                                           $   (0.01)       $    (0.04)


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Executive Compensation Structure that the Compensation Committee approved provides an anti-dilution provision for Michael Szycher, the CEO. This provision ensures that Michael Szycher's percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completetion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92, the fair market value on the date of issuance.

6.   INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS:

     The Company evaluates its long-lived assets, which include property and leasehold improvements and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Property and leasehold improvements and amortizable intangibles are subject to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending
     March 31, 2004. Management believes that as of the balance sheet date there were no indicators of impairment.

7.   RELATED PARTY TRANSACTIONS

     In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company's common stock. A note issued by each officer to the Company funded the purchase of the units, valued at $200,000. The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. Effective June 18, 2003 the Company and the Company's strategic advisor executed a full recourse promissory note for $26,250 related to the exercise of stock options bearing interest at 6% with payments due monthly as the shares exercised are sold. The principal balance due is included as Subscriptions receivable from related parties in Stockholders' Equity of the consolidated balance sheet. As of June30, 2003, the principal balance outstanding was $176,000.

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

     The owner of the technology used in connection with the stent will be CardioTech, however, such technology will be transferred to Implant pursuant to a technology license. The developed technology represents a "platform" in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent. The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant. The material deadline is therefore the delivery of an operative prototype. Implant is obligated to pay the entire $250,000 if all milestone conditions are met. Through June 30, 2003 Implant has made cash payments of $175,000 to CardioTech. No other cash payments were made or payable to the Company during the three month period ended June 30, 2003.

     Certain of our directors hold positions as directors of Implant. Our chief executive officer and chairman of the board of directors is also a director of Implant. The chief executive officer and chairman of the board of directors of Implant is also a one of our directors. The Company's strategic advisor consultant is also the VP of Strategic Development at Implant. The Company advanced $10,000 to the Company's strategic advisor on April 26, 2002. On June 25, 2003 the advance was converted to a demand note bearing interest at 1.31%.

8.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income
     (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the quarters ended June 30, 2003 and 2002, the Company's only item of comprehensive income was its net loss.

9.   EARNINGS PER SHARE

     The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, "Earnings Per Share." Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options and warrants in the money were 2,981,563 and shares purchased from the proceeds equaled 1,950,744, therefore 1,030,819 were included in the calculation of diluted earnings per share.



10.  ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

     In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company managed its business for the three months ended June 30, 2003 on the basis of two reportable operating segments: Biomaterials and Medical Devices.

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                           2003               2002
                                                      ---------------   ----------------
Net sales:
  Biomaterials                                            $   255,000     $      322,000
  Medical Devices                                           5,221,000            480,000
                                                      ----------------  ----------------
                                                          $ 5,476,000     $      802,000
                                                      ----------------  ----------------
Net income (loss):
  Biomaterials                                            $   116,000     $     (226,000)
  Medical Devices                                             (33,000)            55,000
                                                      ----------------  ----------------
                                                          $    83,000     $     (171,000)
                                                      ================  ================
Total assets:
  Biomaterials                                            $ 2,993,000     $    4,651,000
  Medical Devices                                          13,671,000          1,808,000
                                                      ----------------  ----------------
                                                          $16,664,000     $    6,459,000
                                                      ================  ================

Long-lived assets:
  Biomaterials                                            $   487,000     $     487,000
  Medical Devices                                           2,364,000           914,000
                                                      ----------------  ----------------
                                                          $ 2,851,000     $   1,401,000
                                                      ================  ================


The Company had previously reported two operating segments, Biomaterials and CDT
- Outsourced R&D and Manufacturing. With the acquisition of Gish Biomedical, Inc., the company now reports biomaterials separately and Medical Devices which includes CDT and Gish.

11.  ACQUISITION OF GISH BIOMEDICAL, INC.

         On April 7, 2003, the Company consummated a merger with Gish Biomedical, Inc. ("Gish"). Gish stockholders received 1.3422 shares of CardioTech common stock for each share of Gish common stock that they owned. Holders of options to purchase Gish common stock received options to purchase
1.3422 shares of CardioTech common stock for every share of Gish common stock that they could purchase under the Gish option, at an exercise price per share equal to the exercise price of the Gish option divided by 1.3422. 4,901,817 shares of CardioTech common stock were issued to the Gish stockholders, representing approximately 35% of the total shares outstanding as of March 31, 2003.

         Gish, a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. All of Gish's products are single use disposable products or have a disposable component. Gish's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage. The Gish subsidiary will continue to conduct its business in the Rancho Santa Margarita facility.
The Company believes that the merger will result in synergies from combining the respective operations.

         Total purchase price, net of cash acquired, was $8,721,000. The value of the common stock issued was determined based on the average market price of CardioTech's common stock over a 25 day period before the terms of the acquisition were agreed to and announced. The purchase price includes the fair market value of stock options issued based on a Black Scholes calculation. There are no contingent payments or commitments outstanding. No major restructuring of personnel or operations is contemplated. The former CEO of Gish Biomedical, Inc. resigned as president of Gish on April
30, 2003 and per his contract, CardioTech agreed to pay him $372,000 over the next nineteen months. This amount was recorded as a compensation charge in the first quarter of fiscal 2004, and has been disclosed as a severance payment in the accompanying statement of operations.

         The operating results of Gish have been included in the Company's statement of operations beginning April 1, 2003. The following table summarizes the fair values of the assets and liabilities assumed as of the date of acquisition. CardioTech is in the process of finalizing third-party valuations of tangible and intangible assets, and the allocation has been made based on the estimated amounts for each category.

         From the preliminary third party valuations, the Company has recorded intangibles assets of $906,000 and goodwill of $655,000. The intangible assets comprise customer intangibles of $644,000 and technology intangibles of $262,000. The customer intangibles that meet the criteria for recognition include customer lists, order or production backlog, customer contracts and the related customer relationships, and non contractual customer relationships. Customer intangible assets are assumed to have a seven year life. The technology intangible assets represent value attributable to propriety knowledge and processes that have been developed or purchased by a company and are recognized as actually providing, or having the potential to provide, significant competitive advantages or product differentiation. The technology intangible assets are assumed to have a fifteen year life.

                                                                   AS OF
                                                               APRIL 1, 2003
                                                               -------------
                                                                 UNAUDITED

Current Assets................................................       $ 7,604,000
Property and Equipment........................................         2,815,000
Amortizable Intangible Assets.................................           906,000
Goodwill .....................................................           655,000
Other Non Current Assets......................................           242,000
                                                                    ------------
Total Assets Acquired.........................................        12,222,000
                                                                    ------------
Current Liabilities Assumed...................................         2,818,000
Deferred Rent.................................................           262,000
                                                                    ------------
Total Liabilities Assumed.....................................         3,080,000
                                                                    ------------
Net Assets Acquired...........................................       $ 9,142,000
                                                                    ------------



12.  TECHNOLOGY TRANSFER AND LICENSE AGREEMENT

     In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. ("Credent"). During the three months ended June 30, 2003, Credent paid CardioTech $400,000 as a result of the sale of a controlling interest in Credent as defined in the technology transfer and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations. The Company has no further obligations or expected payments to or from Credent under this agreement.

13.  REVOLVING LINE OF CREDIT

     In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.0% at June 30, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to achieve positive income on a rolling three-month basis, effective March 2003.

     At June 30, 2003 the Company had borrowed $922,000 under the revolving line of credit and would have been entitled to borrow an additional $1,010,000.

     Effective April 30, 2003, the former CEO of Gish resigned from his position. In accordance with his employment agreement, he was to receive severance payments equal to two years of his base salary, which totals $360,000. An initial payment of $90,000 was made in May 2003 and the remaining amount due is to be paid in eighteen equal monthly payments.

     The full amount of the severance obligation, including estimated payroll taxes of $372,000, was recorded as non recurring severance payment in April 2003. This caused the Company to be in default of a covenant under its revolving line of credit, which requires the Company to achieve net income on a rolling three-month basis. In addition, the resignation of the president also caused a loan default. The Company has received a waiver from its lender for the defaults.

14.  STOCKHOLDERS' EQUITY

     The Company issued 124,216 shares of common stock as a result of the exercise of options by employees and consultants generating cash proceeds of $89,000 and a promissory note of $26,250. The Company issued 4,901,817 shares of common stock as part of the Gish Biomedical merger transaction.

15.  INCOME TAXES

     The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

     For the three months ended June 30, 2003, the Company provided for no income taxes, other than state income tax as the Company has sufficient loss carrybacks to offset its tax obligations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

         Revenue for the three months ended June 30, 2003 was $5,476,000, as compared to $802,000 for the comparable prior year period, an increase of $4,674,000 or 582%. This increase is primarily attributable to the acquisition of Gish Biomedical, Inc. Gish contributed $4,359,000 in revenue accounting for 93% of the total increase. Product sales from Cardiotech's CDT subsidiary for the three months ended June 30, 2003 were $861,000 as compared to $480,000 for the comparable prior period, an increase of $381,000 or 79%. CDT's contract and research and development revenue for three months ended June 30,2003 were $511,000 as compared to $296,000 for the comparable prior period, an increase of $215,000 or 73%. This increase is attributable to the addition of several significant new customers. CDT's manufacturing revenue for three months ended June 30, 2003 were $350,000 as compared to $184,000 for the comparable prior period, an increase of $166,000 or 90%. The manufacturing increase is attributable the Company's effort to provide manufacturing capabilities for customers who were initially contract research and development customers. In April 2003, CDT completed the expansion of its clean room facilities to 1,550 square feet from 300 square feet in order to handle the increased volume. Biomaterials product sales were $255,000 for the three months ended June 30, 2003 as compared to $273,000 for the comparable prior year period, a decrease of $18,000 or 7%. The Company continues to focus its efforts on growing revenues from its CDT and Gish subsidiaries; accordingly, the Company expects to experience minimal, if any, near term growth from its current biomaterials business.

         Cost of product sales for the three months ended June 30, 2003 was $3,823,000, as compared to $413,000 for the comparable prior year period, an increase of $3,410,000, or 826%. The increase in cost of product sales is primarily attributable to the acquisition of Gish, which had cost of product sales of $3,179,000 or 93% of the overall increase. The company's CDT subsidiary had cost of product sales for the three months ended June 30, 2003 of $476,000 compared to $256,000 for the comparable prior period, an increase of $220,000 or 86%. The Biomaterials segment for the three months ended June 30, 2003 had cost of sales of $168,000 compared to $194,000 for the comparable prior period, an decrease of $26,000 or 13%. Overall gross margins on product sales was approximately 30% for the three months ended June 30, 2003 as compared to gross margins of 45% for the comparable prior year period. The decrease in gross margin is mainly attributable to the acquisition of Gish, which had a gross margin of 27% for the three months ended June 30, 2003. The Company's CDT subsidiary realized gross margin of 45% for the three months ended June 30, 2003 as compared to 47% for the comparable prior year period. The slight decrease in gross margins was the result the temporary disruption caused by the construction of the new clean room at CDT.

         Research and development expense for the three months ended June 30, 2003 was $292,000, as compared to $45,000 for the comparable prior year period, an increase of $247,000, or 549%. The increased spending is attributable to the acquisition of Gish, which had research and development expenses of $190,000 or 77% of the overall increase.

The Biomaterials segment research and development had expenses for the three months ended June 30, 2003 of $102,000 compared to $45,000 for the comparable prior period, an increase of $57,000 or 127%. The increase in expenses is due to the increased effort related to both the CABG pre-clinical trial preparation and the wound dressing project.

         Selling, general and administrative expense for the three months ended June 30, 2003 was $1,273,000, as compared to $490,000 for the comparable prior year period, an increase of $783,000, or 160%. This increase is primarily attributable to the acquisition of Gish, which had costs of $873,000 or 111% of the overall increase. The increase was offset by a $25,000 decrease at CDT and a decrease of $65,000 at the biomaterials division. The reduction at CDT resulted from the dismissal of a sale person and reduced salary expenses in administrative salaries. The decrease at the Biomaterials segment was because a portion of Dr. Szycher's salary usually charged to general and administrative, was charged to research and development expense due to his effort in the CABG and wound dressing projects.

         Gish's expenses include a one-time severance cost for the termination of their former CEO of approximately $372,000. The Company had no severance costs for the period ending June 30,2002.

         The Company had $21,000 interest expense for the three months ended June 30, 2003 and no interest for the comparable prior year period. The interest expense in the current quarter are due to Gish's advances on the revolving line of credit. Interest income for the three months ended June 30, 2003 was $6,000 as compared to $12,000 for the comparable prior year period, a decrease of $6,000, or 50%. The decrease in interest income is attributable to both lower interest rates and lower excess cash held in money market funds.

         For the three months ended June 30, 2003 the Company recorded net income of $83,000 as compared to net loss of $171,000 for the comparable prior year period, an increase in net income of $254,000, or 148%. The increase in net income is primarily attributable to the increase in overall revenues at the company's CDT subsidiary, including the Gish operations and a $383,000 license net payment to the Biomaterials segment, partially offset by a severance charge of $372,000. During the three months ended June 30, 2003, Credent paid CardioTech $400,000 due to the sale of of a controlling interest in Credent as per technology and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations. Basic and diluted net income per share for the three months ended June 30, 2003 was $0.01 per share as compared to basic and diluted net loss per share of $0.02 per share for the comparable prior year period, an increase in net income per share of $0.03.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provided total cash of $223,000 during the three months ended June 30, 2003 as compared to the use of $190,000 for the comparable prior year period. For the three months ended June 30, 2003, the Company's increase of funds from operating activities resulted primarily from a net income of $83,000, a decrease of $206,000 in accounts receivable - trade, a decrease of $187,000 in prepaid expenses and other current assets, an increase of $49,000 in accrued expenses, a decrease of $46,000 in accounts receivable other, depreciation and amortization expense of $262,000 offset by an increase in inventories of $207,000, an increase of $355,000,000 in accounts payable, an increase of $12,000 in deferred rent, an increase of $71,000 in deferred revenues. Investing activities provided cash of $254,000 for the three months ended June 30, 2003 as compared to a use of cash of $11,000 for the comparable prior year period. The increase of cash from investing activities from the three months ended June 30, 2003 is primarily attributable due to the $297,000 cash acquired in the Gish transaction net of acquisition costs, and the decrease of $45,000 in other non-current assets offset by the $88,000 purchase of property and equipment. Financing activities used cash of $219,000 for the three months ended June 30, 2003 as compared to $63,000 of cash provided for the comparable prior year period. In 2003, repayments on Gish's line of credit used cash of $282,000, the exercise of stock options provided net cash of $89,000. The Company used $26,000 of cash to repurchase its common stock in the open market.

         During the three months ended June 30, 2003, stock options for 124,216 shares of the Company's common stock were exercised, resulting in net cash proceeds of approximately $89,000 to the Company. No warrants were exercised during the three months ended June 30, 2003.

         During the three months ended June 30, 2003, the Company made open market purchases of 15, 005 shares of the Company's common stock at an aggregate cost of approximately $26,000. Accordingly, total shares held in treasury as of June 30, 2003 is 116,382 at an approximate cost of $192,000.

         In December 2000, Gish entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.00% at June 30, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve positive income on a rolling three-month basis, effective March 2003. At June 30, 2003, Gish had borrowed $922,000 under the revolving line of credit and, would have been entitled to borrow an additional $1,010,000.

         The Company's future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through June 30, 2003, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

         As of June 30, 2003, CardioTech was conducting its operations with approximately $3,161,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. Additionally, the Company had availability of $1,010,000 on its revolving line of credit. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

         The Company leases facilities in Woburn, Massachusetts, Plymouth, Minnesota, Rancho Santa Margarita and Irvine California. The Woburn facility lease expires in August 2003, the Plymouth facility lease expires in April 2004, Rancho Santa Margarita facilty lease expires in February 2011 and the Irvine facility expires in January 2006.

         We summarized below our contractual cash obligations as of June 30, 2003:

          Quarter Ending                                Rancho Santa
              June 30,          Woburn      Plymonth       Margarita        Irvine          Total
----------------------------------------------------------------------------------------------------------------------------
               2004             18,000       49,500           327,000       117,750         512,250
               2005                           6,000           449,000       161,000         616,000
               2006                                           463,000       124,000         587,000
               2007                                           477,000             -         477,000
               2008                                           491,000             -         491,000
            Thereafter                                      1,472,000             -       1,472,000
                               --------------------------------------------------------------------
                              $ 18,000     $ 55,500       $ 3,679,000     $ 402,750     $ 4,155,250


CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2003. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There has been no change to our critical accounting policies through the quarter ending June 30, 2003.

FORWARD LOOKING STATEMENTS

         The Company believes that this Form 10-QSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements such as (i) the sufficiency of the Company's liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

ITEM 4.    CONTROLS AND PROCEDURES

           "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our President and VP of Finance, as appropriate to allow timely decisions regarding required disclosure.

           As required under the Sarbanes-Oxley Act of 2002, our President and VP of Finance conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits:


31.1     302 Certification

31.1     302 Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         On April 7, 2003, the company filed a Form 8-K Item 9 to report that the Chairman of the Board will make a presentation at the Red Chip Partners Investor Conference.

         On April 22, 2003 and June 23, 2003, the Company filed a Form 8-K and an Amended Form 8-K to report on the acquisition of Gish Biomedical, Inc., including financial statements pursuant to Items 2 and 7.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CARDIOTECH INTERNATIONAL, INC.


                         /s/  Michael Szycher
                         -------------------------------------------------
                         Michael Szycher, Ph.D.
                         Chairman and Chief Executive Officer





                         /s/  Thomas Lovett
                         -------------------------------------------------
                         Thomas Lovett
                         VP of Finance




Dated:  August 18, 2003