Form 10QSB
period 2003-09-30
CARDIOTECH INTERNATIONAL INC
filed 2003-11-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-28034

CardioTech International, Inc.

(Name of small business issuer as specified in its charter)

Massachusetts	04-3186647
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

78-E Olympia Avenue, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(781) 933-4772

The number of shares outstanding of the registrant’s class of Common Stock as November 4, 2003 was 15,619,106.  The Company held 28,327 shares in treasury.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	March 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$4,924,000	$2,939,000
Accounts receivable - trade, net	3,161,000	578,000
Accounts receivable - other	104,000	38,000
Note receivable - related party	10,000	10,000
Inventory	4,427,000	180,000
Prepaid expenses and other current assets	72,000	55,000
Total Current Assets	12,698,000	3,800,000

Property and equipment, net	2,885,000	298,000
Amortizable intangible assets, net	1,064,000	254,000
Goodwill	1,715,000	1,085,000
Other non-current assets	265,000	461,000

Total Assets	$18,627,000	$5,898,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Revolving line of credit	$988,000	$—
Accounts payable	1,208,000	385,000
Accrued expenses	822,000	491,000
Deferred revenue	213,000	265,000
Total Current Liabilities	3,231,000	1,141,000

Deferred rent	237,000	—

Stockholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 15,531,991 and 9,228,266 issued; and 15,506,864 and 9,126,889 outstanding, as of September 30, 2003 and March 31, 2003, respectively	155,000	92,000
Additional paid-in capital	26,569,000	16,168,000
Accumulated deficit	(11,319,000)	(11,160,000)
Subscriptions receivable from related parties	(181,000)	(178,000)
	15,224,000	4,922,000
Less: treasury stock, 25,127 and 101,377 shares at cost as of September 30, 2003 and March 31, 2003, respectively	(65,000)	(165,000)
Total Stockholders’ Equity	15,159,000	4,757,000

Total Liabilities and Stockholders’ Equity	$18,627,000	$5,898,000

CARDIOTECH INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE SIX MONTHS ENDED September 30,
	2003	2002	2003	2002
Revenue:
Product sales	$5,330,000	$631,000	$10,738,000	$1,229,000
Research grants and contracts	—	39,000	—	88,000
Royalties	125,000	51,000	193,000	206,000
	5,455,000	721,000	10,931,000	1,523,000
Operating Expense:
Cost of product sales	3,668,000	491,000	7,491,000	903,000
Cost of research grants and contracts	—	24,000	—	61,000
Research and development	332,000	81,000	624,000	125,000
Selling, general and administrative	1,354,000	489,000	2,627,000	980,000
Severance payment	—	—	372,000	—
Non-cash compensation expense	348,000	—	348,000	—
	5,702,000	1,085,000	11,462,000	2,069,000

Loss from operations	(247,000)	(364,000)	(531,000)	(546,000)

Interest Income and Expense:
Interest expense	(20,000)	—	(41,000)	—
Interest income	14,000	9,000	21,000	21,000
Other income	9,000	—	391,000	—
	3,000	9,000	371,000	21,000
Loss before provision for income taxes	(244,000)	(355,000)	(160,000)	(525,000)
Provision for (benefit from) income taxes	—	—	1,000	—

Net loss	$(244,000)	$(355,000)	$(161,000)	$(525,000)

Net loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.06)

Shares used in computing net loss per common share, basic and diluted	15,113,824	9,128,960	14,146,704	9,130,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net Loss	$(161,000)	$(525,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensation expense related to treasury shares issued	293,000	––
Fair value of options granted to consultants	55,000	––
Depreciation and amortization	539,000	114,000
Other non cash expenses	4,000	––
Changes in assets and liabilities:
Accounts receivable - trade	(76,000)	(72,000)
Inventory	(258,000)	(54,000)
Prepaid expenses and other current assets	127,000	(26,000)
Accounts receivable - other	90,000	1,000
Accounts payable	392,000	(99,000)
Accrued expenses	(74,000)	(13,000)
Deferred revenues	(52,000)	32,000
Deferred rent	(25,000)	—

Net cash provided by (used in) operating activities	854,000	(642,000)

Cash flows from investing activities:
Purchases of property and equipment	(213,000)	(11,000)
Decrease in other non-current assets	16,000	––
Payment of acquisition costs, net of cash acquired	(441,000)	––
Net cash provided by (used in) investing activities	(638,000)	(11,000)

Cash flows from financing activities:
Net borrowings (repayment) on credit line	(216,000)	––
Net proceeds from issuance of common stock related to stock option and warrant exercises	2,048,000	95,000
Purchase of treasury stock	(63,000)	(85,000)

Net cash provided by financing activities	1,769,000	10,000

Net increase (decrease) in cash and cash equivalents	1,985,000	(643,000)

Cash and cash equivalents at beginning of period	2,939,000	4,093,000

Cash and cash equivalents at end of period	$4,924,000	$3,450,000

Supplemental Disclosure of Cash Flow Information:

Interest received	$17,000	$24,000
Interest paid	41,000	––
Taxes paid	1,000	––

Non Cash Items:
Issuance of shares, Gish acquisition	$8,211,000	$––

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.     Description of Business

CardioTech International, Inc. (including its subsidiaries, collectively “CardioTech” or the “Company”) is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes, that has been demonstrated to be biocompatible and non-toxic.

Additionally, the Company’s wholly owned subsidiary, Catheter and Disposables Technology, Inc. (“CDT”), is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services.  Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

 The Company acquired Gish Biomedical Inc. (“Gish”) on April 7, 2003. Gish manufactures certain single use medical devices and medical devices that have a disposal component. These products are marketed primarily to hospitals through direct sales representatives and distributors domestically and internationally through distributors. Gish’s primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage. ( Refer to Note 11 for further discussion of acquisition.)

The Company is headquartered in Woburn, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities. CDT operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota. Gish’s office and manufacturing facilities are located in Rancho Santa Margarita, California.

2.     Interim Financial Statements

The condensed consolidated financial information for the three and six months ending September 30, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period.  The results of operations for the three and six months ending September 30, 2003 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

3.     New Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to entities created before February 1, 2003 in the first fiscal year or interim period beginning after December  15, 2003. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition

Disclosure, An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1,  2003 for calendar quarter companies). The Company has adopted this statement, which had no effect on its consolidated financial position or results of its operations.

4.     Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts.  Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the period of April 1, 2003 to September 30, 2003 of $234,000 have been recorded as revenue. Total delivery costs incurred for the period from April 1, 2003 to September 30, 2003 were $253,000 and have been recorded as reduction of product sales.

In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for revenue arrangements entered into after June 15, 2003. Adoption of this statement did not have an effect on our consolidated financial position or results of operation.

5.     Stock-Based Compensation

The Company accounts for stock options granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense for non-employees is recognized based on the vested portion of the compensation cost at the respective balance sheet dates, and are included in non cash compensation expense in the accompanying statement of operations.

Had compensation cost for the Company’s stock option grants to employees been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(244,000)	$(355,000)	$(161,000)	$(525,000)
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	(260,000)	(241,000)	(1,270,000)	(482,000)
Pro forma, net loss	(504,000)	(596,000)	(1,431,000)	(1,007,000)

Basic and diluted income (loss) per share
As reported	$(0.02)	$(0.04)	$(0.01)	$(0.06)
Pro forma	$(0.03)	$(0.07)	$(0.10)	$(0.11)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Executive Compensation Structure that The Compensation Committee approved provides an anti-dilution provision for Michael Szycher. This provision ensures that Michael Szycher’s percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completetion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92, the fair market value at the time of the merger.

6.              Intangible Assets and Impairment of Long-Lived Assets:

The Company evaluates its long-lived assets, which include property and leasehold improvements and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Property and leasehold improvements and amortizable intangibles are subject to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2004. Management believes that as of the balance sheet date presented none of the Company’s long-lived assets were impaired.

7.              Related Party Transactions

In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units during a private placement offering of the Company’s common stock.  A note issued by each officer to the Company funded the purchase of the units, valued at $200,000.  The terms of the note provide for each executive to repay the Company with interest at 4.25% per annum, within five years.  The promissory notes, which are full recourse against the maker personally with respect to any amount due under the promissory notes, are secured by the common stock and warrants underlying the units. As of September 30, 2003, the principal balance outstanding was $150,000 and is included as Subscription receivable in the Stockholders’ Equity of the consolidated balance sheet. Effective June 18, 2003, the Company and the Company’s strategic advisor executed a full recourse promissory note for $26,250 related to the exercise of stock options bearing interest at 6% with payments due monthly as the shares exercised are sold. During the quarter ended September 30, 2003 the Company’s strategic advisor paid this promissory note in full.

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions.  Implant Sciences Corporation (“Implant”), a public company, is a related party with the Company by virtue of its significant business relationships.

In March 2000, Implant entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant’s proprietary radioactive brachytherapy technology.  During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement.  The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents.  In consideration of the research, development and technology transfer, Implant will pay the Company $150,000 in cash pursuant to a milestone schedule.  In addition, Implant will purchase 100,000 shares of CardioTech’s common stock at a price of $1.00 per share upon the achievement of certain milestones related to the research and development.  On April 18, 2002, Implant purchased 60,000 shares of the Company’s common stock at $1.00 per share. No additional shares have been purchased through September 30, 2003.

The owner of the technology used in connection with the stent will be CardioTech, however, such technology will be transferred to Implant pursuant to a technology license.  The developed technology represents a “platform” in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent.  The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant.  The material deadline is therefore the delivery of an operative prototype.  Implant is obligated to pay the entire $250,000 if all milestone conditions are met.  Through March 31, 2003 Implant has made cash payments of $175,000 to CardioTech.  No other cash payments were made or payable to the Company during the six month period ended September 30, 2003.

Certain of our directors hold positions as directors of Implant.  Our chief executive officer and chairman of the board of directors is also a director of Implant.  The chief executive officer and chairman of the board of directors of Implant is also a one of our directors.  The Company’s strategic advisor consultant is also the VP of Strategic Development at Implant. The Company advanced $10,000 to the Company’s strategic advisor consultant on April 26, 2002. On June 25, 2003 the advance was converted to a demand note bearing interest at 1.31%, and is included as Note receivable – related party in the accompanying Consolidated Balance Sheet. The Company anticipates this note receivable to be repaid in current fiscal year.

8.              Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the quarters ended September 30, 2003 and 2002, the Company’s only item of comprehensive income was its net loss.

9.              Earnings Per Share

The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, “Earnings Per Share.”  Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  Options and warrants to purchase 5,806,463 and 5,046,769 shares of common stock outstanding during the periods ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

10.       Enterprise and Related Geographic Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company managed its business for the three and six months ended September 30, 2003 on the basis of two reportable operating segments: Biomaterials and Medical Devices.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Biomaterials	$204,000	$230,000	$459,000	$552,000
Medical Devices	5,251,000	491,000	10,472,000	971,000

	$5,455,000	$721,000	$10,931,000	$1,523,000

Net income (loss):
Biomaterials	$(668,000)	$(395,000)	$(552,000)	$(620,000)
Medical Devices	424,000	40,000	391,000	95,000

	$(244,000)	$(355,000)	$(161,000)	$(525,000)

Total assets:
Biomaterials	$4,598,000	$4,145,000	$4,598,000	$4,145,000
Medical Devices	14,029,000	1,815,000	14,029,000	1,815,000

	$18,627,000	$5,960,000	$18,627,000	$5,960,000

Long-lived assets:
Biomaterials	$487,000	$487,000	$487,000	$487,000
Medical Devices	2,292,000	892,000	2,292,000	892,000

	$2,779,000	$1,379,000	$2,779,000	$1,379,000

The Company had previously reported two operating segments, Biomaterials and CDT - Outsourced R&D and Manufacturing. With the acquisition of Gish Biomedical, Inc., the company now reports biomaterials separately and Medical Devices, which includes CDT and Gish.

11.  Acquisition

On April 7, 2003 the Company consummated a merger with Gish Biomedical, Inc. (“Gish”). Gish stockholders received 1.3422 shares of CardioTech common stock for each share of Gish common stock that they owned. Holders of options to purchase Gish common stock received options to purchase 1.3422 shares of CardioTech common stock for every share of Gish common stock that they could purchase under the Gish option, at an exercise price per share equal to the exercise price of the Gish option divided by 1.3422. 4,901,817 shares of CardioTech common stock were issued to the Gish stockholders, representing approximately 35% of the total shares outstanding as of March 31, 2003.

Gish, a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. All of Gish’s products are single use disposable products or have a disposable component. Gish’s primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage. The Gish subsidiary will continue to conduct its business in the Rancho Santa Margarita facility.  The Company believes that the merger will result in synergies from combining the respective operations.

As of September 30, 2003, the total updated purchase price, net of cash acquired, was $8,772,000. The value of the common stock issued was determined based on the average market price of CardioTech’s common stock over a 25 day period before the terms of the acquisition were agreed to and announced. The purchase price includes the fair market value of stock options issued based on a Black Scholes calculation. There are no contingent payments or commitments outstanding. No major restructuring of personnel or operations is contemplated. The former president of Gish Biomedical, Inc., resigned as president of Gish on April 30, 2003 and per his contract, CardioTech agreed to pay him $372,000 over the next nineteen months. This amount was recorded as a compensation charge in the first quarter of fiscal 2004, and included in  severance payment in the accompanying statement of operations.

The operating results of Gish have been included in the Company’s statement of operations beginning April 1, 2003.  The following table summarizes the fair values of the assets and liabilities assumed as of the date of acquisition. CardioTech is in the process of finalizing third party valuations of tangible and intangible assets, and the allocation has been made based on the estimated amounts for each category.

From the third party valuations, the Company has recorded intangibles assets of $906,000 and goodwill of $631,000. The intangible assets are for customer intangibles of $644,000 and technology intangibles of $262,000. The customer intangibles  that meet the criteria for recognition include customer lists, order or production backlog, customer contracts and the related customer relationships, and non contractual customer relationships. Customer intangible assets are assumed to have a seven year life. The technology intangible assets represent value attributable to propriety knowledge and processes that have been developed or purchased by a company and are recognized as actually providing, or having the potential to provide, significant competitive advantages or product differentiation. The technology intangible assets are assumed to have a fifteen year life.

The following table summarizes the fair values of the assets and liabilities assumed on the date of acquisition. CardioTech has obtained third-party valuations of tangible and intangible assets and their effect is included in the table below.

As of April 1, 2003- Adjusted
Unaudited

Current Assets	$7,604,000
Property and Equipment	2,815,000
Amortizable Intangible Assets	906,000
Goodwill and Non Amortizable Assets	631,000
Other Non Current Assets	242,000

Total Asset Acquired	12,198,000

Current Liabilities	2,743,000
Deferred rent	262,000
Total Liabilities Assumed	3,005,000
Net Assets Acquired	$9,193,000

The following unaudited pro forma combined condensed consolidated statement of income have been prepared to give effect to the merger of CardioTech and Gish using the purchase method of accounting. The unaudited pro forma combined condensed consolidated statement of income is presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on April 1, 2002 for the year ended March 31, 2003, nor is it indicative of the future position or results of operations.

UNAUDITED PRO FORMA COMBINED CONDENSED

CONSOLIDATED STATEMENT OF INCOME

		For the Three Months Ended September 30,		For the Six Months Ended September 30,
		2003	2002	2003	2002
Net Sales		$5,455,000	$4,897,000	$10,931,000	$10,182,000

Net loss		(244,000)	(525,000)	(161,000)	(990,000)

Net loss per common share:
Basic and diluted	(1)	$(0.02)	$(0.04)	$(0.01)	$(0.07)

Shares used in computing net loss per common share:
Basic and diluted	(2)	15,113,824	14,030,777	14,146,704	14,032,475

(1) Gish Biomedical, Inc. net loss per common share basic and diluted calculated on a proforma basis based on proforma common stock discussed in (2).

(2) Gish Biomedical, Inc. pro forma common stock based upon the conversion of Gish common stock into CardioTech International, Inc. common stock at the Exchange Rate = 1.3422

12.  Technology Transfer and License Agreement

In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. (“Credent”). During the six months ended September 30, 2003, Credent paid CardioTech $400,000 as a result of the sale of a controlling interest in Credent as defined in the technology transfer and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations.  The Company has no further obligations or expected payments to or from Credent under this agreement.

13.  Revolving Line of Credit

When acquired, Gish had a $4,000,000 revolving line of credit, expiring on February 1, 2005. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.0% at September 30, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000 and to achieve positive income on a rolling three-month basis, effective March 2003.

At September 30, 2003, Gish had borrowed $988,000 under the revolving line of credit and would have been entitled to borrow an additional $1,400,000.

Effective April 30, 2003, the former CEO of Gish resigned from his position.  In accordance with his employment agreement, he was to receive severance payments equal to two years of his base salary, which totals $360,000.  An initial payment of $90,000 was made in May 2003 and the remaining amount due is to be paid in eighteen equal monthly payments.

The full amount of the severance obligation, including estimated payroll taxes of $372,000,  was recorded as severance payment in April 2003.  This caused Gish to be in default of a covenant under its revolving line of credit,  which requires Gish to achieve net income on a rolling three-month basis.  In addition, the resignation of the president also caused a loan default.  Gish has received a waiver from its lender for the defaults, which expired August 30, 2003. Gish is currently in compliance with its covenants as of September 30, 2003.

14.  Stockholders’ Equity

The Company issued 1,243,408 shares of common stock during the six months ended September 30, 2003, as a result of the exercise of options by employees and consultants generating cash proceeds of $1,806,000 and the exercise of warrants for 161,000 shares of common stock generating cash proceeds of $241,000. The Company issued 4,901,817 shares of common stock as part of the Gish Biomedical merger transaction.  The Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. Subsequently, two board members gave the stock back to the Company. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non cash compensation expense in the accompanying Consolidated Statement of Operations. The Company also recorded non-cash compensation expense of $55,000 related to options granted to non-employees.

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

For the six months ended September 30, 2003, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

16.       Subsequent Event

On October 3, 2003, the Company entered into a purchase and sale agreement with Cornelius J. McCarty, an unrelated third party, as Trustee of 229 Andover Street Realty Trust. The Company intends on purchasing the building and land located at 229 Andover Street, Wilmington, MA. 01887 for $1,750,000 of cash consideration. The Company intends to move their current corporate and biomaterials operations from the current facility in Woburn, MA to the new facility in Wilmington, MA. The Company’s lease at the Woburn, Massachusetts facility expires in February 2004. Therefore, the Company has determined that certain fixed assets at the Woburn facility should be fully depreciated when the lease expires.  As of September 30, 2003, the Company’s net book value of fixed assets at the Woburn facility is $156,000. The value of leasehold improvements is $43,000, which the Company plans to fully depreciate over the next five months. The remaining assets consist of $88,000 of production equipment and the $25,000 in furniture and fixtures will be transported to the new facility in Wilmington, Massachusetts.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months  Ended September 30, 2003 vs. September 30, 2002

Revenue for the three months ended September 30, 2003 was $5,455,000, as compared to $721,000 for the comparable prior year period, an increase of $4,734,000 or 657%. This increase is attributable primarily to the acquisition of Gish Biomedical, Inc. Gish contributed $4,322,000 in revenue, accounting for 91% of the total increase. Total revenue from CardioTech’s CDT subsidiary for the three months ended September 30, 2003 were $929,000 as compared to $491,000 for the comparable prior period, an increase of $438,000 or 89%. CDT’s revenue consisted of $401,000 in research and development contracts and $528,000 in manufacturing revenue. CDT’s contract and research and development revenue for three months ended September 30, 2003 were $401,000 as compared to $362,000 for the comparable prior period, an increase of $39,000 or 11%. CDT’s manufacturing revenue for three months ended September 30, 2003 were $528,000 as compared to $129,000 for the comparable prior period, an increase of $399,000 or 309%. The manufacturing increase is attributable the Company’s effort to provide manufacturing capabilities for customers who were initially contract research and development customers. In April 2003, CDT completed the expansion of its clean room facilities to 1,550 square feet from 300 square feet in order to handle the increased volume.  Biomaterials product sales were $204,000 for the three months ended September 30, 2003 as compared to $230,000 for the comparable prior year period, a decrease of $26,000 or 11%. The Company continues to focus its efforts on growing revenues from its CDT and Gish subsidiaries; accordingly, the Company will experience minimal, if any, near term growth from its current biomaterials business.

Cost of product sales for the three months ended September 30, 2003 was $3,668,000, as compared to $491,000 for the comparable prior year period, an increase of $3,177,000, or 647%. The increase in cost of product sales is primarily attributable to the acquisition of Gish, which had cost of product sales of $3,064,000 or 96% of the overall increase. The company’s CDT subsidiary had cost of product sales for the three months ended September 30, 2003 of $511,000 compared to $289,000 for the comparable prior period, an increase of $222,000 or 77%. The Biomaterials Division for the three months ended September 30, 2003 had cost of sales of $93,000 compared to $226,000 for the comparable prior period, a decrease of $133,000 or 59%. Overall gross margins on all of the Company’s product sales was approximately 33% for the three months ended September 30, 2003 as compared to gross margins of 29% for the comparable prior year period. The Company’s CDT subsidiary realized gross margin of 45% for the three months ended September 30, 2003 as compared to 41% for the comparable prior year period. The increase in gross margins is due to the improved efficiency and volume in the product manufacturing area.  The Biomaterials Division realized gross margin of 55% for the three months ended September 30, 2003 as compared to 2% for the comparable prior year period. The improved gross margins were the result of an $75,000 increase in royalty revenue which has no direct costs associated with it. Additionally, for three months ended September 30, 2002 the gross margin on a research grant equaled 37%. Gish Biomedical had gross margins of 29% for the three months ended September 30, 2003.

Research and development expense for the three months ended September 30, 2003 was $332,000, as compared to $81,000 for the comparable prior year period, an increase of $251,000, or 310%. The increased spending is mainly attributable to the acquisition of Gish, which had research and development expenses of $203,000 or 81% of the overall increase. The Biomaterials division research and development had expenses for the three months ended September 30, 2003 of $129,000 compared to $81,000 for the comparable prior period, an increase of $48,000 or 59%. The increase in expenses is due to the increased effort related to both the CABG pre-clinical trial preparation and the wound dressing project.

Selling, general and administrative expense for the three months ended September 30, 2003 was $1,354,000, as compared to $489,000 for the comparable prior year period, an increase of $865,000, or 177%. This increase is primarily attributable to the acquisition of Gish, which had costs of $904,000 or 105% of the overall increase. The Biomaterials division selling, general and administrative had expenses of $321,000 for three months ended September 30, 2003 compared to $330,000 for the comparable prior period, a decrease of $9,000 or 3%. The total increase was offset by a $33,000 decrease at our CDT division. The reduction at CDT resulted from the dismissal of a sale person and reduced salary expenses in administrative salaries.

For three months ended September 30, 2003 the Company had a non cash compensation expense of $348,000. This non cash item was comprised of $293,000 expense due to the issuance of 95,000 treasury shares to various employees and board members for their effort in the Gish transaction and a $55,000 expense for stock options granted to two consultants. The Company had no on cash compensation expenses for the three months ended September 30, 2002.

The Company had $20,000 interest expense for the three months ended September 30, 2003 and no interest for the comparable prior year period. The interest expense in the current quarter is due to Gish’s advances on the revolving line of credit. Interest income for the three months ended September 30, 2003 was $14,000 as compared to $9,000 for the comparable prior year period, an increase of $5,000, or 56%. The Company had $9,000 in other income for three months ended September 30, 2003. This was a payment for a subscription receivable, which was written off in the fiscal year ended March 31, 2002.

For the three months ended September 30, 2003 the Company recorded net loss of $244,000 as compared to net loss of $355,000 for the comparable prior year period, an improvement of $111,000, or 31%. The Company’s CDT subsidiary recorded net income of $292,000 for three months ended September 30, 2003 as compared to $40,000 for the comparable prior year period, an increase of $252,000 or 630%. The main reason for the increase resulted from an increase in manufacturing revenue and an improvement in gross margins for these products. Manufacturing revenue for three months ended September 30, 2003 was $528,000 compared to $129,000 for the comparable prior year period, an increase of $399,000, or 309%. The gross margins for these products was 48% for the three months ended September 30, 2003 as compared to 34% for the comparable prior year period. The gross margin improvement is due to the additional clean room capacity and productivity gains in the manufacturing process. Gish Biomedical contributed $132,000 to net income for the three months ended September 30, 2003. These increases were offset by the Biomaterials division net loss of $668,000 for the three months ended September 30, 2003 compared to a net loss of $394,000 for the comparable prior year period, an increase of $274,000, or 70%. Another contributing reason for the increase in net loss was a non cash compensation expense of $348,000 for the three months ended September 30, 2003. Basic and diluted net loss per share for the three months ended September 30, 2003 was $0.02 per share as compared to basic and diluted net loss per share of $0.04 per share for the comparable prior year period, a decrease in net loss per share of $0.02.

Six Months  Ended September 30, 2003 vs. September 30, 2002

Revenue for the six months ended September 30, 2003 was $10,931,000, as compared to $1,523,000 for the comparable prior year period, an increase of $9,408,000 or 618%. This increase is attributable primarily to the acquisition of Gish Biomedical, Inc. Gish contributed $8,681,000 in revenue, accounting for 92% of the total increase. Product sales from Cardiotech’s CDT subsidiary for the six months ended September 30, 2003 were $1,790,000 as compared to $971,000 for the comparable prior period, an increase of $819,000 or 84%. CDT’s contract and research and development revenue for six months ended September 30, 2003 were $912,000 as compared to $659,000 for the comparable prior period, an increase of $253,000 or 38%. CDT’s manufacturing revenue for six months ended September 30, 2003 were $878,000 as compared to $313,000 for the comparable prior period, an increase of $565,000 or 181%. The manufacturing increase is attributable the Company’s effort to provide manufacturing capabilities for customers who were initially contract research and development customers. In April 2003, CDT completed the expansion of its clean room facilities to 1,550 square feet from 300 square feet in order to handle the increased volume.  Biomaterials product sales were $459,000 for the six months ended September 30, 2003 as compared to $552,000 for the comparable prior year period, a decrease of $93,000 or 17%. The Company continues to focus its efforts on growing revenues from its CDT and Gish subsidiaries; accordingly, the Company will experience minimal, if any, near term growth from its current biomaterials business.

Cost of product sales for the six months ended September 30, 2003 was $7,491,000, as compared to $964,000 for the comparable prior year period, an increase of $6,527,000, or 677%. The increase in cost of product sales is primarily attributable to the acquisition of Gish, which had cost of product sales of $6,243,000 or 96% of the overall increase. The company’s CDT subsidiary had cost of product sales for the six months ended September 30, 2003 of $987,000 compared to $426,000 for the comparable prior period, an increase of $561,000 or 132%. The Biomaterials Division for the six months ended September 30, 2003 had cost of sales of $261,000 compared to $420,000 for the comparable prior period, a decrease of $159,000 or 38%. Overall gross margins on product sales was approximately 31% for the six months ended September 30, 2003 as compared to gross margins of 37% for the comparable prior year period. The Company’s CDT subsidiary realized gross margin of 45% for the six months ended September 30, 2003 as compared to 44% for the comparable prior year period. The increase in gross margins is due to the improved efficiency and volume in the product manufacturing area.  The Biomaterials Division realized gross margin of 43% for the six months ended September 30, 2003 as compared to 24% for the comparable prior year period. Gish Biomedical had gross margins of 28% for the six months ended September 30, 2003.

Research and development expense for the six months ended September 30, 2003 was $624,000, as compared to $125,000 for the comparable prior year period, an increase of $499,000, or 399%. The increased spending is mainly attributable to the acquisition of Gish, which had research and development expenses of $393,000 or 79% of the overall increase. The Biomaterials division had research and development expenses for the six months ended September 30, 2003 of $231,000 compared to $125,000 for the comparable prior period, an increase of $106,000 or 85%. The increase in expenses is due to the increased effort related to both the CABG pre-clinical trial preparation and the wound dressing project.

Selling, general and administrative expense for the six months ended September 30, 2003 was $2,627,000, as compared to $980,000 for the comparable prior year period, an increase of $1,647,000, or 168%. This increase is primarily attributable to the acquisition of Gish, which had costs of $1,777,000 or 108% of the overall increase. The increase overall was offset by a $58,000 decrease at our CDT division. The reduction at CDT resulted from the dismissal of a sale person and reduced salary expenses in administrative salaries.  The Biomaterials division had selling, general and administrative expenses of $577,000 for six months ended September 30, 2003 compared to $651,000 for the comparable prior period, a decrease of $74,000 or 11%.

For six months ended September 30, 2003 the Company had a non cash compensation expense of $348,000. This non cash item was comprised of $293,000 expense due to the issuance of 95,000 treasury shares to various employees and board members for their effort in the Gish transaction and a $55,000 expense for stock options granted to two consultants. The Company had no non cash compensation expenses for the six months ended September 30, 2002.

For the six months ended September 30, 2003, the Company expenses include a severance cost for the termination of Gish’s former CEO of approximately $372,000. The Company had no severance costs for the period ending September 30, 2002.

The Company had $41,000 interest expense for the six months ended September 30, 2003 and no interest for the comparable prior year period. The interest expense in the current quarter is due to Gish’s advances on the revolving line of credit. Interest income for the six months ended September 30, 2003 was $21,000 as compared to $21,000 for the comparable prior year period. The Company had $391,000 in other income for six months ended September 30, 2003.  During the six months ended September 30, 2003, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent as per a technology and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations.  There was a $9,000 payment for a subscription receivable, which was written off in the fiscal year ended March 31, 2002.

For the six months ended September 30, 2003 the Company recorded net loss of $161,000 as compared to net loss of $525,000 for the comparable prior year period, an improvement of $364,000, or 69%. The Company’s CDT subsidiary recorded net income of $536,000 for six months ended September 30, 2003 as compared to $95,000 for the comparable prior year period, an increase of $441,000 or 464%. The main reason for the increase in income resulted from an increase in manufacturing revenue and an improvement in gross margins for these products. Manufacturing revenue for six months ended September 30, 2003 was $878,000 compared to $313,000 for the comparable prior year period, an increase of $565,000, or 181%. The gross margins for these products were 38% for the six months ended September 30, 2003 as compared to 35% for the comparable prior year period. The gross margin improvement is due to the additional clean room capacity and productivity gains in the manufacturing process. Gish Biomedical recorded a net loss of $144,000 for the six months ended September 30, 2003. Gish’s expenses include a severance cost for the termination of their former CEO of approximately $372,000. The Biomaterials division net loss of $552,000 for the six months ended September 30, 2003 compared to a net loss of $620,000 for the comparable prior year period, an improvement of $68,000, or 11%. During the six months ended September 30, 2003, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent as per technology and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations. This other income was mostly offset by a $348,000 non-cash compensation expense resulting from the issuance of treasury shares and consultant stock options. Basic and diluted net loss per share for the six months ended September 30, 2003 was $0.01 per share as compared to basic and diluted net loss per share of $0.06 per share for the comparable prior year period, a decrease in net loss per share of $0.05.

Liquidity and Capital Resources

The Company provided total cash of $1,985,000 during the six months ended September 30, 2003 as compared to the use of $643,000 for the comparable prior year period. For the six months ended September 30, 2003, the Company’s $854,000 increase of funds from operating activities resulted primarily from a decrease in prepaid expenses and other current assets of $127,000, a decrease in accounts receivable-other of $90,000, an increase in accounts payable of $392,000; offset by an increase in accounts receivable of $76,000, a increase in inventory of $258,000, a decrease in accrued expenses of $74,000, a decrease in deferred revenue of $52,000 and a decrease in deferred rent of $25,000. Funds were also provided by non-cash activities such as depreciation and amortization of $539,000, the effect of the fair value ascribed to options granted to nonemployees of $55,000, the effect of the fair value ascribed to treasury shares granted to employees, board members and consultants of $293,000 and other non cash expenses of $4,000. Investing activities used cash of $638,000 for the six months ended September 30, 2003 as compared to  $11,000 for the comparable prior year period. The decrease of cash for investing activities from the six months ended September 30, 2003 is primarily attributable due to the use of  $441,000 for the payment of acquisition costs, net of cash acquired, related to the Gish transaction, and a decrease of $16,000 in other non-current assets offset by the $213,000 purchase of property and equipment. Financing activities provided cash of $1,769,000 for the six months ended September 30, 2003 as compared to $10,000 of cash provided for the comparable prior year period. In 2003, repayments on Gish’s line of credit used cash of $216,000; the exercise of stock options and warrants provided net cash of $2,048,000. The Company used $63,000 of cash to repurchase its common stock in the open market.

During the six months ended September 30, 2003, stock options for 1,243,408 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $1,806,000 to the Company. During the six months ended September 30, 2003, 161,000 warrants were exercised, resulting in net cash proceeds of approximately $241,000.

During the six months ended September 30, 2003, the Company made open market purchases of 23,134 shares of the Company’s common stock at an aggregate cost of approximately $63,000. The Company issued 95,000 treasury shares to various employees and  board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Consolidated Statement of Operations. Accordingly, total shares held in treasury as of September 30, 2003 is 25,127 at an approximate cost of $65,000.

When acquired, Gish had a $4,000,000 revolving line of credit, expiring on February 1, 2005. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.00% at September  30, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve positive income on a rolling three-month basis, effective March 2003. At September 30, 2003, Gish had borrowed $988,000 under the revolving line of credit and would have been entitled to borrow an additional $1,400,000.

The Company’s future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft, when, and if developed. Through September 30, 2003, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

CardioTech will require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech’s capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech’s development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

As of September 30, 2003, CardioTech was conducting its operations with approximately $4,924,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months and allow the Company to purchase its new Corporate Headquarter in Wilmington, MA. for $1,750,000 of cash consideration. The Company will evaluate various options to subsequently mortgage the new building. Additionally, the Company had availability of $1,400,000 on its revolving line of credit. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

The Company leases facilities in Woburn, Massachusetts, Plymouth, Minnesota, Rancho Santa Margarita and Irvine California. The Woburn facility lease was extended on October 2, 2003 and expires in February 2004, the Plymouth facility lease expires in April 2004, Rancho Santa Margarita facility lease expires in February 2011 and the Irvine facility expires in January 2006.

We summarized below our contractual cash obligations as of September 30, 2003:

Quarter Ending September 30,	Woburn	Plymouth	Rancho Santa Margarita	Irvine	Total
2004	125,000	33,000	218,000	78,500	454,500
2005	—	6,000	449,000	161,000	616,000
2006	—	—	463,000	124,000	587,000
2007	—	—	477,000	—	477,000
2008	—	—	491,000	—	491,000
Thereafter	—	—	1,472,000	—	1,472,000
	$125,000	$39,000	$3,570,000	$363,500	$4,097,500

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2003.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ending September 30, 2003.

Forward Looking Statements

The Company believes that this Form 10-QSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward- looking statements include statements such as ( (i) the sufficiency of the Company’s liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

Item 3.                       Controls and Procedures

“Disclosure controls and procedures” are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC.  These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our President and VP of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 5. Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K:

(a)                        Exhibits:

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

/s/ Thomas Lovett
Thomas Lovett
VP of Finance

Dated: November 13, 2003