Form 10QSB
period 2003-12-31
CARDIOTECH INTERNATIONAL INC
filed 2004-02-17
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of shares outstanding of the registrant’s class of Common Stock as February 5, 2004 was 17,407,289.  The Company held 43,477 shares in treasury.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2003	March 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$5,537,000	$2,939,000
Accounts receivable - trade, net	3,018,000	578,000
Accounts receivable - other	157,000	38,000
Note receivable - related party	10,000	10,000
Inventory	4,474,000	180,000
Prepaid expenses and other current assets	150,000	55,000
Total Current Assets	13,346,000	3,800,000

Property and equipment, net	4,448,000	298,000
Amortizable intangible assets, net	1,016,000	254,000
Goodwill	1,638,000	1,085,000
Other non-current assets	317,000	461,000

Total Assets	$20,765,000	$5,898,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Revolving line of credit	$782,000	$—
Accounts payable	1,240,000	385,000
Accrued expenses	609,000	491,000
Note payable - related party	10,000	—
Deferred revenue	168,000	265,000
Total Current Liabilities	2,809,000	1,141,000

Deferred rent	234,000	—

Stockholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 17,043,733 and 9,228,266 issued; and 17,001,356 and 9,126,889 outstanding, as of December 31, 2003 and March 31, 2003, respectively	171,000	92,000
Additional paid-in capital	29,838,000	16,168,000
Accumulated deficit	(11,857,000)	(11,160,000)
Subscriptions receivable from related parties	(265,000)	(178,000)
	17,887,000	4,922,000
Less: treasury stock, 42,377 and 101,377 shares at cost as of December 31, 2003 and March 31, 2003, respectively	(165,000)	(165,000)
Total Stockholders’ Equity	17,722,000	4,757,000

Total Liabilities and Stockholders’ Equity	$20,765,000	$5,898,000

CARDIOTECH INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED December 31,		FOR THE NINE MONTHS ENDED December 31,
	2003	2002	2003	2002
Revenue:
Product sales	$4,976,000	$755,000	$15,713,000	$1,986,000
Research grants and contracts	—	—	—	88,000
Royalty Income	142,000	142,000	336,000	346,000
	5,118,000	897,000	16,049,000	2,420,000
Operating Expense:
Cost of product sales	3,709,000	552,000	11,200,000	1,456,000
Cost of research grants and contracts	—	—	—	61,000
Research and development	141,000	86,000	765,000	211,000
Selling, general and administrative (S, G & A)	1,378,000	501,000	4,006,000	1,483,000
Severance payment (S, G & A)	—	—	372,000	—
Non-cash compensation and research and development expense (S, G & A)	591,000	—	938,000	—
	5,819,000	1,139,000	17,281,000	3,211,000

Loss from operations	(701,000)	(242,000)	(1,232,000)	(791,000)

Interest Income and Expense:
Interest expense	(19,000)	—	(60,000)	—
Interest income	16,000	11,000	37,000	35,000
Other income	153,000	—	545,000	—
	150,000	11,000	522,000	35,000
Loss before provision for income taxes	(551,000)	(231,000)	(710,000)	(756,000)
Provision for income taxes	6,000	2,000	7,000	2,000

Net loss	$(557,000)	$(233,000)	$(717,000)	$(758,000)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.08)

Shares used in computing net loss per common share, basic and diluted	15,965,703	9,100,630	14,790,492	9,127,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net Loss	$(717,000)	$(758,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to treasury shares issued	293,000	—
Fair value of options granted to consultants	92,000	—
Compensation expense related to modification of warrants	344,000	—
Non-cash research and development expense related to the sale of shares to related party	210,000	—
Depreciation and amortization	799,000	165,000
Changes in assets and liabilities:
Accounts receivable - trade	145,000	(46,000)
Inventory	(305,000)	(49,000)
Prepaid expenses and other current assets	86,000	(217,000)
Accounts receivable - other	54,000	—
Accounts payable	(21,000)	25,000
Accrued expenses	132,000	8,000
Deferred revenue	(97,000)	87,000
Deferred rent	(29,000)	—

Net cash provided by (used in) operating activities	986,000	(785,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,989,000)	(11,000)
Increase in other non-current assets	(35,000)	—
Payment of acquisition costs, net of cash acquired	(498,000)	—
Net cash used in investing activities	(2,522,000)	(11,000)

Cash flows from financing activities:
Repayment on credit line	(422,000)	—
Net proceeds from issuance of common stock related to stock option and warrant exercises	4,602,000	56,000
Repayment of notes to officer	50,000	60,000
Purchase of treasury stock	(96,000)	(111,000)

Net cash provided by financing activities	4,134,000	5,000

Net increase (decrease) in cash and cash equivalents	2,598,000	(791,000)

Cash and cash equivalents at beginning of period	2,939,000	4,093,000

Cash and cash equivalents at end of period	$5,537,000	$3,302,000

Supplemental Disclosure of Cash Flow Information:
Interest received	$37,000	$35,000
Interest paid	61,000	—
Taxes paid	7,000	2,000

Non Cash Items:
Issuance of shares, Gish acquisition	$8,211,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”), a related party, was formed by certain affiliates including members of management and board of directors of CardioTech to develop advanced wound healing products. The Chief Executive Officer (“CEO”) of Dermaphylyx is also the CEO of CardioTech. The Chief Operating Officer of Dermaphylyx is a current member of CardioTech’s board of directors. The Vice President of Marketing of Dermaphylyx is a current member of CardioTech’s board of directors. The Chief Financial Officer of Dermaphylyx is a current consultant for CardioTech. The three remaining original investors of Dermaphylyx consist of two unrelated parties and a former employee. Dermaphylyx may be merged into CardioTech International, Inc,. pursuant to which it will be a wholly owned subsidiary of CardioTech. Due to CardioTech’s controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Prior to December 31, 2003, the operations and total assets of Dermaphylyx were not material to CardioTech. On December 31, 2003, Dermaphlylyx received an initial shipment of 30,000 HydroMed dressings, with sales expected to start in the fourth quarter of the current fiscal year. Since July 1999, the year Dermaphylyx was incorporated, all $172,000 of development expenses have been paid by CardioTech International, Inc. For three and nine months ended December 31, 2003, CardioTech expensed $37,000 and $121,000 for the wound dressing development. These expenses are included in the biomaterials segment and are included in the Condensed Consolidated Statements of Operations.

Upon the merger, the current shareholders of Dermaphylyx will receive shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc., which was approximately $21,000 as of December 31, 2003. The value of the CardioTech shares of common stock will be the fair market value when the merger agreement is executed.

 The Company is headquartered in Woburn, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities. CDT operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota. Gish’s office and manufacturing facilities are located in Rancho Santa Margarita, California.

On October 3, 2003, the Company entered into a purchase and sale agreement with Cornelius J. McCarty, an unrelated third party, as Trustee of 229 Andover Street Realty Trust. The purchase and sales agreement was executed on November 26, 2003 and the Company purchased the building and land located at 229 Andover Street, Wilmington, MA. 01887 for $1,750,000 of cash consideration. The Company intends to move their current corporate and biomaterials operations from the current facility in Woburn, MA to the new facility in Wilmington, MA. The Company’s lease at the Woburn, Massachusetts facility expires in February 2004. Therefore, the Company has determined that certain fixed assets at the Woburn facility should be fully depreciated when the lease expires.  As of December 31, 2003, the Company’s net book value of fixed assets at the Woburn facility is $115,000. The remaining value of leasehold improvements at December 31, 2003 is $14,000, which the Company plans to fully depreciate over the next two months. The remaining assets consist of $80,000 of production equipment and the $21,000 in furniture and fixtures that will be transported to the new facility in Wilmington, Massachusetts. The Company has budgeted $600,000 for the move and build out at the Wilmington building. The construction of research labs, production area and offices are estimated to be $300,000. The installation of the electrical equipment is estimated at $150,000 and the remaining budget is for HVAC system, the moving company and various permits.

2.              Interim Financial Statements

The condensed consolidated financial information for the three and nine months ended December 31, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period.  The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 is effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company has adopted this statement, which had no effect on its consolidated financial position or results of its operations.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the period of April 1, 2003 to December 31, 2003 of $368,000 have been recorded as revenue. Total delivery costs incurred for the period from

April 1, 2003 to December 31, 2003 were $401,000 and have been recorded as reduction of product sales.

In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for revenue arrangements entered into after June 15, 2003. Adoption of this statement did not have an effect on our consolidated financial position or results of operations.

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

Had compensation cost for the Company’s stock option grants to employees been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Net loss, as reported	$(557,000)	$(233,000)	$(717,000)	$(758,000)
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	(241,000)	(259,000)	(1,484,000)	(781,000)
Pro forma, net loss	(798,000)	(492,000)	(2,201,000)	(1,539,000)

Basic and diluted loss per share
As reported	$(0.03)	(0.03)	$(0.05)	(0.08)
Pro forma	$(0.05)	(0.05)	$(0.15)	(0.17)

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

The Executive Compensation Structure that The Compensation Committee approved provides an anti-dilution provision for Michael Szycher. This provision ensures that Michael Szycher’s percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completetion of the Gish transaction, Michael Szycher was granted fully vested stock options for 1,017,330 shares at an exercise price of $0.92, the fair market value at the time of the merger.

6.              Intangible Assets and Impairment of Long-Lived Assets:

The Company evaluates its long-lived assets, which include property and leasehold improvements and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Property and leasehold improvements and amortizable intangibles are subject to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2004. Management believes that as of December 31, 2003, none of the Company’s long-lived assets were impaired.

7.              Related Party Transactions

In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units as part of the Fechtor Detwiler 1998 private placement offering of the Company’s common stock and warrants exercisable until December 15, 2003 to purchase the Company’s common stock.  A Note in the aggregate principal amount of $200,000, issued by these officers to the Company funded the purchase of the units.  The terms of the note provide for each executive to repay the Note with interest at 4.25% per annum, within five years.  The promissory notes, which are full recourse against the maker with respect to any amount due under the promissory notes, were secured by the common stock and warrants underlying the units. The principal balance outstanding of $150,000 was due on December 15, 2003. The Company received notification from a former officer and a current board member of their intention to exercise the warrants prior to December 15, 2003. Their payments for the exercise of the warrants were received after the December 15, 2003 expiration date, however the Company allowed for the exercise of those warrants. This effective modification of the warrants resulted in a non-cash compensation expense of $344,000. In applying generally accepted accounting principles (GAAP), the acceptance of the late payments on the warrant exercise represents a modification of the award and is treated as if a new award was granted on the date of modification. The intrinsic value of the awards on the date of the modification was recorded as non-cash compensation expense in the accompanying statement of operations.

Effective June 18, 2003, the Company and one of the Company’s consultants executed a full recourse promissory note for $26,250 related to the exercise of stock options bearing interest at 6% with payments due monthly as the shares exercised are sold. During the quarter ended September 30, 2003 the consultant paid this promissory note in full.

SFAS No. 57, “Related Party Disclosures,” specifies the nature of information that should be disclosed in financial statements regarding related party transactions.  Implant Sciences Corporation (“Implant”), a public company, is a related party with the Company by virtue of its significant business relationships.

In March 2000, Implant Sciences Corporation ( AMEX:IMX ) entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant’s proprietary radioactive brachytherapy technology.  During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement.  The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents.  In consideration of the research, development and technology transfer, Implant paid the Company $150,000 in cash pursuant to a milestone schedule.  In addition, Implant agreed to purchase 100,000 shares of CardioTech’s common stock at a price of $1.00 per share upon the achievement of certain milestones specified in the agreement.  On April 18, 2002, Implant purchased 60,000 shares of the Company’s common stock at $1.00 per share. On November 26, 2003, Implant purchased 40,000 shares of the Company’s common stock at $1.00 per share.

The owner of the technology used in connection with the stent will be CardioTech; however, such technology will be transferred to Implant pursuant to a technology license.  The developed technology represents a “platform” in the sense that the polyurethane developed by CardioTech and utilized to cover the stent will be the medium in which specific anti-restenosis drugs will be implanted and therefore becomes the key technological component of this drug-eluting stent.  The research and development agreement provides for 6 phases including the design of equipment necessary to produce prototypes of the stent, development of a series of prototypes, production of a limited number of prototypes and the delivery of prototypes to Implant.  The material deadline is therefore the delivery of an operative prototype.

On November 26, 2003, Implant accepted the Company’s final report covering the joint research program on developing a drug-eluting stent. On November 26, 2003, Implant paid the Company $75,000; $35,000 was the final payment on the research program and $40,000 was payment for the purchase of 40,000 shares of the Company’s common stock at the price of $1.00 per share. The issuance of 40,000 shares of the Company’s common stock to Implant resulted in a non-cash expense of approximately $210,000.   The excess of the fair value of the total award on November 26, 2003 was recorded as non-cash research and development expense and included in the accompanying statement of operations. As of November 26, 2003, Implant has paid the Company the entire $250,000 due under this joint research agreement. Implant and the Company have no further obligations under this agreement.

Certain of our directors hold positions as directors of Implant.  Our chief executive officer and chairman of the board of directors is also a director of Implant.  The chief executive officer and chairman of the board of directors of Implant is also one of our directors.  A consultant to the Company is also the VP of Strategic Development at Implant. The Company advanced $10,000 to this consultant on April 26, 2002. On June 25, 2003 the advance was converted to a demand note bearing interest at 1.31%, and is included as Note receivable – related party in the accompanying Condensed Consolidated Balance Sheet. The Company anticipates this note receivable to be repaid in current fiscal year.

In July 1999, Dermaphylyx International, Inc., a related party, was formed by certain affiliates including members of management and board of directors of CardioTech to develop advanced wound healing products. Dermaphylyx may be merged into CardioTech International, Inc,. pursuant to which it will be a wholly owned subsidiary of CardioTech. Due to CardioTech’s controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Prior to December 31, 2003, the operations and total assets of Dermaphylyx were not material to CardioTech. On December 31, 2003, Dermaphlylyx received an initial shipment of 30,000 HydroMed dressings, with sales expected to start in the fourth quarter of the current fiscal year. Since July 1999, the year Dermaphylyx was incorporated, all development expenses have been paid by CardioTech International, Inc.

Upon the merger, the current shareholders of Dermaphylyx will receive shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc., which was approximately $21,000 as of December 31, 2003. The value of the CardioTech shares of common stock will be the fair market value when the merger agreement is executed.

8.              Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the quarters ended December 31, 2003 and 2002, the Company’s only item of comprehensive income (loss) was its net loss.

9.              Earnings Per Share

The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, “Earnings Per Share.”  Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares issued during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  Options and warrants to purchase 4,394,794 and 3,852,699 shares of common stock outstanding during the periods ended December 31, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

10.       Enterprise and Related Geographic Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company managed its business for the three and nine months ended December 31, 2003 on the basis of two reportable operating segments: Biomaterials and Medical Devices.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales:
Biomaterials	$266,000	$317,000	$725,000	$869,000
Medical Devices	4,852,000	580,000	15,324,000	1,551,000

	$5,118,000	$897,000	$16,049,000	$2,420,000

Net income (loss):
Biomaterials	$(730,000)	$(284,000)	$(1,282,000)	$(904,000)
Medical Devices	173,000	51,000	565,000	146,000

	$(557,000)	$(233,000)	$(717,000)	$(758,000)

	Three Months Ended		Nine Months Ended
	December 31, 2003	March 31, 2003	December 31, 2003	March 31, 2003

Total assets:
Biomaterials	$6,889,000	$3,732,000	$6,889,000	$3,732,000
Medical Devices	13,876,000	2,166,000	13,876,000	2,166,000

	$20,765,000	$5,898,000	$20,765,000	$5,898,000

Long-lived assets:
Biomaterials	$487,000	$487,000	$487,000	$487,000
Medical Devices	2,167,000	852,000	2,167,000	852,000

	$2,654,000	$1,339,000	$2,654,000	$1,339,000

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

As of December 31, 2003, the total updated purchase price, net of cash acquired, was $8,772,000. The value of the common stock issued was determined based on the average market price of CardioTech’s common stock over a 25 day period before the terms of the acquisition were agreed to and announced. The purchase price includes the fair market value of stock options issued based on a Black Scholes calculation. There are no contingent payments or commitments outstanding. No major restructuring of personnel or operations is contemplated. The former president of Gish Biomedical, Inc., resigned as president of Gish on April 30, 2003 and per his contract, CardioTech agreed to pay him $372,000 over the next nineteen months. This amount was recorded as a compensation charge in the first quarter of fiscal 2004, and included in severance payment in the accompanying statement of operations.

The operating results of Gish have been included in the Company’s statement of operations beginning April 1, 2003.  The table below summarizes the fair values of the assets and liabilities assumed as of the date of acquisition.

From the third party valuations, the Company originally recorded intangible assets of $906,000 and goodwill of $631,000. Goodwill was adjusted to $554,000 during the three months ended December 31, 2003. Analysis of Gish’s allowance for doubtful accounts resulted in a reduction of  $77,000 in the carrying value of the goodwill. The intangible assets are for customer intangibles of $644,000 and technology intangibles of $262,000. The customer intangibles that meet the criteria for recognition include customer lists, order or production backlog, customer contracts and the related customer relationships, and non contractual customer relationships. Customer intangible assets are assumed to have a seven year life. The technology intangible assets represent value attributable to propriety knowledge and processes that have been developed or purchased by a company and are recognized as actually providing, or having the potential to provide, significant competitive advantages or product differentiation. The technology intangible assets are assumed to have a fifteen year life.

The following table summarizes the fair values of the assets and liabilities assumed on the date of acquisition. CardioTech has obtained third-party valuations of tangible and intangible assets and their effect is included in the table below.

As of April 1, 2003- Adjusted
Unaudited

Current Assets	$7,604,000
Property and Equipment	2,815,000
Amortizable Intangible Assets	906,000
Goodwill and Non Amortizable Assets	554,000
Other Non Current Assets	242,000

Total Asset Acquired	12,121,000
Current Liabilities	2,743,000
Deferred rent	262,000
Total Liabilities Assumed	3,005,000
Net Assets Acquired	$9,116,000

The following unaudited pro forma combined condensed consolidated statement of income has been prepared to give effect to the merger of CardioTech and Gish using the purchase method of accounting. The unaudited pro forma combined condensed consolidated statement of income is presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on April 1, 2002 for the year ended March 31, 2003, nor is it indicative of the future position or results of operations.

UNAUDITED PRO FORMA COMBINED CONDENSED

CONSOLIDATED STATEMENT OF INCOME

		For the Three Months Ended December 31,		For the Nine Months Ended December 31,
		2003	2002	2003	2002
Net Sales		$5,118,000	$5,157,000	$16,049,000	$15,339,000

Net loss		(557,000)	(491,000)	(717,000)	(1,481,000)

Net loss per common share:
Basic and diluted	(1)	$(0.03)	$(0.04)	$(0.05)	$(0.11)

Shares used in computing net loss per common share:
Basic and diluted	(2)	15,965,703	13,922,007	14,790,492	13,948,823

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

In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. (“Credent”). During the nine months ended December 31, 2003, Credent paid CardioTech $400,000 as a result of the sale of a controlling interest in Credent as defined in the technology transfer and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations.  The Company has no further obligations or expected payments to or from Credent under this agreement.

13.       Revolving Line of Credit

When acquired, Gish had a $4,000,000 revolving line of credit, expiring on February 1, 2005. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.0% at December 31, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000 and to achieve positive income on a rolling three-month basis, effective March 2003.

At December 31, 2003, Gish had borrowed $782,000 under the revolving line of credit and would have been entitled to borrow an additional $1,493,000.

Effective April 30, 2003, the former CEO of Gish resigned from his position.  In accordance with his employment agreement, he was to receive severance payments equal to two years of his base salary, which totaled  $360,000. An initial payment of $90,000 was made in May 2003 and the remaining amount due is to be paid in eighteen equal monthly payments.

The full amount of the severance obligation, including estimated payroll taxes of $372,000, was recorded as severance payment in April 2003.  This caused Gish to be in default of a covenant under its revolving line of credit, which requires Gish to achieve net income on a rolling three-month basis.  In addition, the resignation of the president also caused a loan default.  Gish has received a waiver from its lender for the defaults. Gish is currently in compliance with its covenants as of December 31, 2003.

14.       Stockholders’ Equity

The Company issued 1,892,305 shares of common stock during the nine months ended December 31, 2003, as a result of the exercise of options by employees and consultants generating cash proceeds of $3,058,000 and the exercise of warrants for 1,021,400 shares of common stock generating cash proceeds of $1,544,000. During the first quarter of fiscal 2004, the Company issued 4,901,817 shares of common stock as part of the Gish Biomedical merger transaction.

During the second quarter of fiscal 2004, the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non cash compensation expense in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2003. Subsequently, two board members returned the stock to the Company. The 10,000 shares returned were recorded at the fair market value on December 9, 2003 by increasing additional paid in capital and treasury stock by $68,000.  During the nine months ended December 31, 2003, the Company also recorded non-cash compensation expense of $92,000 related to options granted to non-employees.

During the third quarter of fiscal 2004, the Company received a $62,000 payment of an officer note, which was included in subscription receivable from related parties on the accompanying condensed consolidated balance sheet. During the three months ended December 31, 2003, the Company recorded additional subscription receivable of $120,000 due to the issuance of stock to holders of warrants, prior to receiving payment of the related exercise price. Their payments for the exercise of the warrants were received after the December 15, 2003 expiration date, however the Company allowed for the exercise of those warrants. During the fourth quarter of fiscal 2004, these subscription receivables were paid in full.

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

For the nine months ended December 31, 2003, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

16.       Subsequent Events

On January 26, 2004, The Board of Directors of CardioTech retained a consultant for a period of six months to continue to represent CardioTech to the investment community. Services to be performed are 1) create greater awareness in the brokerage community for CardioTech, 2) To advise CardioTech on market conditions. Fees for the these services will include (a) all pre-approved out-of-pocket expenses, and (b) the periodic grant of stock options in tranches, up to a maximum aggregate grant of 1,000,000 shares. The options will have an exercise price equal to 75% of the closing price for the day prior to the date of each grant, and will expire three months from the grant date. This agreement may be renewed by the mutual consent of the parties hereto at such terms as shall be mutually agreed to by the parties.  The Company’s estimate of options to be granted under this consulting agreement over its current period is approximately 100,000 shares.

During the fiscal year ended March 31, 2003, the Company wrote-off a note receivable from this consultant for $280,000 as it deemed it uncollectible at that time. The Company reasoned that this note receivable was over two years old therefore the Company decided it was appropriate to record this write-off during the fiscal year ended March 31, 2003. The note was originally issued by the Company for the exercise of 200,000 options to purchase shares of common stock. The Company has received $131,000 and $140,000 during the three and nine months periods ended December 31, 2003, respectively, which has been recorded as other income in the accompanying condensed consolidated statement of operations. The Company received $45,000 in January 2004 and expects to recover the remaining $95,000 during fiscal 2005.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 2003 vs. December  31, 2002

Revenue for the three months ended December 31, 2003 was $5,118,000, as compared to $897,000 for the comparable prior year period, an increase of $4,221,000 or 471%. This increase is attributable primarily to the acquisition of Gish Biomedical, Inc. Gish contributed $4,187,000 in revenue, accounting for 99% of the total increase. Total revenue from CardioTech’s CDT subsidiary for the three months ended December 31, 2003 were $665,000 as compared to $580,000 for the comparable prior period, an increase of $85,000 or 15%. CDT’s revenue consisted of $292,000 in research and development contracts and $373,000 in manufacturing revenue. CDT’s contract research and development revenue for three months ended December 31, 2003 were $292,000 as compared to $402,000 for the comparable prior period, a decrease of $110,000 or 27%. CDT’s manufacturing revenue for three months ended December 31, 2003 were $373,000 as compared to $178,000 for the comparable prior period, an increase of $195,000 or 110%. The manufacturing increase is attributable to the Company’s effort to provide manufacturing capabilities for customers who were initially contract research and development customers. The decrease in contract research revenue is attributable to CDT’s time and effort expended on the validation process for two products with existing customers. If the validation process is completed successfully, CDT expects to receive manufacturing orders for these products. In April 2003, CDT completed the expansion of its clean room facilities to 1,550 square feet from 300 square feet in order to handle the increased volume.  Biomaterials product sales were $266,000 for the three months ended December 31, 2003 as compared to $317,000 for the comparable prior year period, a decrease of $51,000 or 16%. The Company continues to focus its efforts on growing revenues from its CDT and Gish subsidiaries; accordingly, the Company will experience minimal, if any, near term growth from its current biomaterials business.

Cost of product sales for the three months ended December 31, 2003 was $3,709,000, as compared to $552,000 for the comparable prior year period, an increase of $3,157,000, or 572%. The increase in cost of product sales is primarily attributable to the acquisition of Gish, which had cost of product sales of $3,074,000 or 97% of the overall increase. The company’s CDT subsidiary had cost of product sales for the three months ended December 31, 2003 of $421,000 compared to $372,000 for the comparable prior period, an increase of $49,000 or 13% due to increased revenue. The Biomaterials Division for the three months ended December 31, 2003 had cost of sales of $214,000 compared to $180,000 for the comparable prior period, an increase of $34,000 or 19%. Overall gross margins on all of the Company’s product sales was approximately 28% for the three months ended December 31, 2003 as compared to gross margins of 38% for the comparable prior year period. The Company’s CDT subsidiary realized gross margin of 37% for the three months ended December 31, 2003 as compared to 36% for the comparable prior year period. The increase in gross margins is due to the improved efficiency and volume in the product manufacturing area. This increase was offset by CDT’s increased expenses associated with the validation process on two customer products. The Biomaterials Division realized gross margin of 20% for the three months ended December 31, 2003 as compared to 43% for the comparable prior year period. Gish Biomedical had gross margins of 27% for the three months ended December 31, 2003.

Research and development expense for the three months ended December 31, 2003 was $141,000, as compared to $86,000 for the comparable prior year period, an increase of $55,000, or 64%. The increased spending is mainly attributable to the acquisition of Gish, which had research and development expenses of $183,000.

Selling, general and administrative expense for the three months ended December 31, 2003 was $1,378,000, as compared to $501,000 for the comparable prior year period, an increase of $877,000, or 175%. This increase is primarily attributable to the acquisition of Gish, which had costs of $850,000 or 97% of the overall increase. The Biomaterials division had selling, general and administrative expenses of $393,000 for the three months ended December 31, 2003 as compared to $343,000 for the comparable prior period, an increase of $50,000 or 15%. The increase was mainly attributable to higher professional fees.

For three months ended December 31, 2003 the Company had a non-cash compensation expense of $591,000. This non-cash item was comprised of a $344,000 expense due to the warrant modification for 80,000 shares of common stock, a $210,000 expense due to the issuance of 40,000 shares of common stock to Implant pursuant to the joint research program on developing a drug-eluting stent and a $37,000 expense for stock options granted to a consultant. The Company had no cash compensation expenses for the three months ended December 31, 2002.

The Company had $19,000 interest expense for the three months ended December 31, 2003 and no interest for the comparable prior year period. The interest expense in the current quarter is due to Gish’s advances on the revolving line of credit. Interest income for the three months ended December 31, 2003 was $16,000 as compared to $11,000 for the comparable prior year period, an increase of $5,000, or 45%. The Company had $153,000 in other income for three months ended December 31, 2003. This income represents a recovery on a previously written off receivable of $131,000 and rental income of $22,000.

For the three months ended December 31, 2003 the Company recorded net loss of $557,000 as compared to net loss of $233,000 for the comparable prior year period, an increase of $324,000, or 139%. The main reason for the increase in net loss was due to the non-cash compensation expense of $591,000. The Company’s CDT subsidiary recorded net income of $111,000 for three months ended December 31, 2003 as compared to $51,000 for the comparable prior year period, an increase of $60,000 or 118%. The main reason for the increase resulted from an increase in manufacturing revenue and an improvement in gross margins for these products. This improvement in net income was partially offset by costs incurred in the validation process of two customer products. Manufacturing revenue for the three months ended December 31, 2003 was $373,000 compared to $178,000 for the comparable prior year period, an increase of $195,000, or 110%. The gross margins for these products were 33% for the three months ended December 31, 2003 as compared to 11% for the comparable prior year period. The gross margin improvement is due to the additional clean room capacity and productivity gains in the manufacturing process. Gish Biomedical contributed $62,000 to net income for the three months ended December 31, 2003. These increases were offset by the Biomaterials division net loss of $730,000 for the three months ended December 31, 2003 as compared to a net loss of $284,000 for the comparable prior year period, an increase of $446,000, or 157%. The main reason for the increase in net loss was a non-cash compensation expense of $591,000 for the three months ended December 31, 2003. Basic and diluted net loss per share for the three months ended December 31, 2003 was $0.03 per share as compared to basic and diluted net loss per share of $0.03 per share for the comparable prior year period.

Nine Months Ended December 31, 2003 vs. December 31, 2002

Revenue for the nine months ended December 31, 2003 was $16,049,000, as compared to $2,420,000 for the comparable prior year period, an increase of $13,629,000 or 563%. This increase is attributable primarily to the acquisition of Gish Biomedical, Inc. Gish contributed $12,868,000 in revenue, accounting for 94% of the total increase. Product sales from Cardiotech’s CDT subsidiary for the nine months ended December 31, 2003 were $2,456,000 as compared to $1,551,000 for the comparable prior period, an increase of $905,000 or 58%. CDT’s contract and research and development revenue for nine months ended December 31, 2003 were $1,205,000 as compared to $1,061,000 for the comparable prior period, an increase of $144,000 or 14%. CDT’s manufacturing revenue for nine months ended December 31, 2003 were $1,251,000 as compared to $491,000 for the comparable prior period, an increase of $760,000 or 155%. The manufacturing increase is attributable to the Company’s effort to provide manufacturing capabilities for customers who were initially contract research and development customers. In April 2003, CDT completed the expansion of its clean room facilities to 1,550 square feet from 300 square feet in order to handle the increased volume.  Biomaterials product sales were $725,000 for the nine months ended December 31, 2003 as compared to $869,000 for the comparable prior year period, a decrease of $144,000 or 17%. The Company continues to focus its efforts on growing revenues from its CDT and Gish subsidiaries; accordingly, the Company will experience minimal, if any, near term growth from its current biomaterials business.

Cost of product sales for the nine months ended December 31, 2003 was $11,200,000, as compared to $1,517,000 for the comparable prior year period, an increase of $9,683,000, or 638%. The increase in cost of product sales is primarily attributable to the acquisition of Gish, which had cost of product sales of $9,317,000 or 96% of the overall increase. The company’s CDT subsidiary had cost of product sales for the nine months ended December 31, 2003 of $1,408,000 compared to $917,000 for the comparable prior period, an increase of $491,000 or 54%. The Biomaterials Division for the nine months ended December 31, 2003 had cost of sales of $474,000 compared to $599,000 for the comparable prior period, a decrease of $125,000 or 21%. Overall gross margins on product sales was approximately 30% for the nine months ended December 31, 2003 as compared to gross margins of 37% for the comparable prior year period. The Company’s CDT subsidiary realized gross margin of 43% for the nine months ended December 31, 2003 as compared to 41% for the comparable prior year period. The increase in gross margins is due to the improved efficiency and volume in the product manufacturing area.  This increase was offset by CDT’s increased expenses associated with the validation process on two customer products The Biomaterials Division realized gross margin of 35% for the nine months ended December 31, 2003 as compared to 31% for the comparable prior year period. Gish Biomedical had gross margins of 28% for the nine months ended December 31, 2003.

Research and development expense for the nine months ended December 31, 2003 was $765,000, as compared to $211,000 for the comparable prior year period, an increase of $554,000, or 263%. The increased spending is mainly attributable to the acquisition of Gish, which had research and development expenses of $576,000 or 104% of the overall increase. The Biomaterials division had research and development expenses for the nine months ended December 31, 2003 of $189,000 compared to $212,000 for the comparable prior period, a decrease of $23,000 or 11%. There were increases in expenses due to the increased effort related to both the CABG pre-clinical trial preparation and the wound dressing project.

Selling, general and administrative expense for the nine months ended December 31, 2003 was $4,006,000, as compared to $1,483,000 for the comparable prior year period, an increase of $2,523,000, or 170%. This increase is primarily attributable to the acquisition of Gish, which had costs of $2,627,000 or 104% of the overall increase. The increase was offset by an $80,000 decrease at our CDT division. The reduction at CDT resulted from the termination of a sales person, which reduced salary expenses in administrative salaries.  The Biomaterials division had selling, general and administrative expenses of $970,000 for nine months ended December 31, 2003 compared to $994,000 for the comparable prior period, a decrease of $24,000 or 2%.

For nine months ended December 31, 2003 the Company had a non-cash compensation expense of $938,000. These non- cash items were comprised of $344,000 expense due to the warrant modification for 80,000 shares of common stock, $210,000 expense due to the issuance of 40,000 shares of common stock to Implant pursuant to the joint research program on developing a drug-eluting stent and a $92,000 expense for stock options granted to two consultants. Additionally, there was a non-cash expense of $293,000 related to the issuance of 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The Company had no non-cash compensation expenses for the nine months ended December 31, 2002.

For the nine months ended December 31, 2003, the Company’s expenses include a severance cost for the termination of Gish’s former CEO of approximately $372,000. The Company had no severance costs for the period ending December 31, 2002.

The Company had $60,000 interest expense for the nine months ended December 31, 2003 and no interest for the comparable prior year period. The interest expense in the current quarter is due to Gish’s advances on the revolving line of credit. Interest income for the nine months ended December 31, 2003 was $37,000 as compared to $35,000 for the comparable prior year period. The Company had $545,000 in other income for nine months ended December 31, 2003.  During the nine months ended December 31, 2003, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent pursuant to a technology and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations.   The Company also recognized income of $140,000 from the recovery of a previously written off receivable and $22,000 of rental income.

For the nine months ended December 31, 2003 the Company recorded net loss of $717,000 as compared to net loss of $758,000 for the comparable prior year period, an improvement of $41,000, or 5%. The Company’s CDT subsidiary recorded net income of $647,000 for nine months ended December 31, 2003 as compared to $146,000 for the comparable prior year period, an increase of $501,000 or 343%. The main reason for the increase in income resulted from an increase in manufacturing revenue and an improvement in gross margins for these products. Manufacturing revenue for nine months ended December 31, 2003 was $1,251,000 compared to $491,000 for the comparable prior year period, an increase of $760,000, or 155%. The gross margins for these products were 37% for the nine months ended December 31, 2003 as compared to 27% for the comparable prior year period. The gross margin improvement is due to the additional clean room capacity and productivity gains in the manufacturing process. Gish Biomedical recorded a net loss of $82,000 for the nine months ended December 31, 2003. Gish’s expenses include a severance cost for the termination of their former CEO of approximately $372,000. The Biomaterials division net loss of $1,282,000 for the nine months ended December 31, 2003 compared to a net loss of $904,000 for the comparable prior year period, an increase in loss of $378,000, or 42%. During the nine months ended December 31, 2003, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent as per technology and license agreement. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations. This other income was offset by non-cash expenses of $938,000. The non-cash item was comprised of $344,000 expense due to the warrant modification for 80,000 shares of common stock, $210,000 expense due to the issuance of 40,000 shares of common stock to Implant pursuant to the joint research program on developing a drug-eluting stent and a $92,000 expense for stock options granted to two consultants. Additionally, there was a non-cash item comprised of $293,000 expense due to the issuance of 95,000 treasury shares to various employees and board members for their effort in the

Gish transaction. Basic and diluted net loss per share for the nine months ended December 31, 2003 was $0.05 per share as compared to basic and diluted net loss per share of $0.08 per share for the comparable prior year period, an improvement in net loss per share of $0.03 per share.

Liquidity and Capital Resources

The Company generated total cash of $2,598,000 during the nine months ended December 31, 2003 as compared to the use of $791,000 for the comparable prior year period. For the nine months ended December 31, 2003, the Company’s funds from operating activities, increased by $986,000 primarily from a decrease in prepaid expenses and other current assets of $86,000, a decrease in accounts receivable-trade of $145,000, an increase in accrued expenses of $132,000, a decrease in accounts receivable-other of $54,000; offset by a decrease in accounts payable of $21,000, an increase in inventory of $305,000, a decrease in deferred revenue of $97,000 and a decrease in deferred rent of $29,000. Funds were also provided by non-cash activities such as depreciation and amortization of $799,000, the effect of the fair value ascribed to options granted to nonemployees of $92,000, the effect of the fair value ascribed to treasury shares granted to employees, board members and consultants of $293,000, the effect of the fair value ascribed to the warrant modifications of $344,000 and the effect of fair value ascribed to the issuance of shares under a joint research agreement of $210,000. Investing activities used cash of $2,522,000 for the nine months ended December 31, 2003 as compared to $11,000 for the comparable prior year period. The use of cash in investing activities from the nine months ended December 31, 2003 is primarily attributable due to the use of $1,989,000 for the purchase of property and equipment, of which $1,750,000 was used for purchasing the building and land in Wilmington, Ma., $498,000 for the payment of acquisition costs, net of cash acquired, related to the Gish transaction, and a increase of $35,000 in other non-current assets. Financing activities provided cash of $4,134,000 for the nine months ended December 31, 2003 as compared to $5,000 of cash provided for the comparable prior year period. In 2003, repayments on Gish’s line of credit used cash of $422,000; the exercise of stock options and warrants provided net cash of $4,602,000 and repayment of an officer note provided $50,000. The Company used $96,000 of cash to repurchase its common stock in the open market.

During the nine months ended December 31, 2003, stock options for 1,892,305 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $3,018,000 to the Company. During the nine months ended December 31, 2003, 1,021,400 warrants were exercised, resulting in net cash proceeds of approximately $1,544,000. The issuance of 40,000 shares of common stock to Implant resulted in net cash proceeds of $40,000.

During the nine months ended December 31, 2003, the Company made open market purchases of 30,384 shares of the Company’s common stock at an aggregate cost of approximately $96,000. The Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Consolidated Statement of Operations for the nine months ended December 31, 2003. During the three months ended December 31, 2003, 10,000 of these treasury shares were returned to the Company. The Company increased the treasury share and additional paid in capital amount on the balance sheet by the fair market value of $68,000.  Accordingly, total shares held in treasury as of December 31, 2003 is 42,377 at an approximate cost of $165,000.

The Company has budgeted $600,000 for the move and build out at the Wilmington building. The construction of research labs, production area and offices are estimated to be $300,000. The installation of the electrical equipment is estimated at $150,000 and the remaining budget is for HVAC system, the moving company and various permits.

When acquired, Gish had a $4,000,000 revolving line of credit, expiring on February 1, 2005. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.00% at December 31, 2003) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve positive income on a rolling three-month basis, effective March 2003. At December 31, 2003, Gish had borrowed $782,000 under the revolving line of credit and would have been entitled to borrow an additional $1,493,000.

The Company’s future growth will depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. Through December 31, 2003, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; and the performance of outsourced research and development contracts and manufacture of specialized disposable medical devices to medical device companies.

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

As of December 31, 2003, CardioTech was conducting its operations with approximately $5,537,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. The Company paid cash to purchase its new Corporate Headquarters in Wilmington, MA. for $1,750,000 of cash consideration during the three months ended December 31, 2003. The Company will evaluate various options to subsequently mortgage the new building. Additionally, the Company had available $1,493,000 on its revolving line of credit at Gish. Future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

The Company leases facilities in Woburn, Massachusetts, Plymouth, Minnesota, Rancho Santa Margarita and Irvine California. The Woburn facility lease was extended on October 2, 2003 and expires in February 2004, the Plymouth facility lease expires in April 2004, Rancho Santa Margarita facility lease expires in February 2011 and the Irvine facility expires in January 2006.

We summarized below our contractual cash obligations as of December 31, 2003:

Fiscal Year Ending March 31,	Woburn	Plymouth	Rancho Santa Margarita	Irvine	Total
2004	48,000	16,000	109,000	39,000	212,000
2005	—	6,000	449,000	161,000	616,000
2006	—	—	463,000	124,000	587,000
2007	—	—	477,000	—	477,000
2008	—	—	491,000	—	491,000
Thereafter	—	—	1,472,000	—	1,472,000
	$48,000	$22,000	$3,461,000	$324,000	$3,855,000

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2003.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ending December 31, 2003.

Forward Looking Statements

The Company believes that this Form 10-QSB contains forward-looking statements that are subject to certain risks and uncertainties. These forward- looking statements include statements such as (i) the sufficiency of the Company’s liquidity and capital and the steps that would be taken in the event funding is not available. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors.

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

As required under the Sarbanes-Oxley Act of 2002, our President and VP of Finance conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report.    The Company identified and also was informed by its independent public accountants of certain reportable conditions in its internal controls relating to its financial statement close process including accounting for equity and related party transactions.   These internal control deficiencies resulted in the recognition of certain stock-based compensation and other charges along with the identification and reporting of a previously undisclosed related party entity. The Company is in the process of identifying additional internal controls and procedures to mitigate the risks attributable to these deficiencies.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on October 31, 2003 at the offices of Gish, the Company’s subsidiary.  Michael Adams, Anthony Armini were elected Directors of the Company for terms ending at the 2006 and William Cohn was elected a Director of the Company for the term ending at the 2004 Shareholders meetings or until their successors are duly elected and qualified.  The Company stockholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”) There will be 3,000,000 shares of common stock available for issuance under the 2003 Plan until September 3, 2013.

Item 5.  Other Information

Not applicable

Item 6.   Exhibits and Reports on Form 8-K:

(a)	Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CardioTech International, Inc.

/s/ Michael Szycher
Michael Szycher, Ph.D.
Chairman and Chief Executive Officer

/s/ Thomas Lovett
Thomas Lovett
VP of Finance

Dated: February 17, 2004