Form 10KSB
period 2004-03-31
CARDIOTECH INTERNATIONAL INC
filed 2004-06-25
CIK 1011060

Use these links to rapidly review the document
INDEX
Item 7. Financial Statements

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

CardioTech International, Inc.
(Name of small business issuer in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

Issuer's telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year. $21,799,000

        As of June 10, 2004, 17,672,384 shares of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $77,405,000 based on the last sale price as reported by the American Stock Exchange on such date.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Cardiotech International, Inc

FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2004

INDEX

PART I

i

PART I

Item 1. Description of Business

Forward Looking Statements

        The Annual Report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to "Risk Factors" below.

General

        CardioTech International, Inc. ("CardioTech" or the "Company") was founded in 1993 as a subsidiary of PolyMedica Corporation ("PMI"). In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $.01 per share, that PMI owned, to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Wilmington, Massachusetts where its biomaterial division is located; operates contract research and development services and outsourced manufacturing from its CDT facility in Plymouth, Minnesota; and manufactures and sells products used in open heart surgery, vascular access and orthopedic surgery from its Gish facility in Rancho Santa Margarita, California.

        The Company is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries. The Company developed a vascular access graft tradenamed VascuLink Vascular Access Graft and was developing a peripheral graft tradenamed MyoLink Peripheral Graft. The Company sold the VascuLink and MyoLink products to Nervation Ltd in connection with the disposition of the Company's UK subsidiary, CardioTech International, Ltd ("CTL") in November 2000. The Company is currently developing a layered microporous coronary artery bypass graft tradenamed CardioPass, that utilizes similar material used in the grafts produced by CTL.

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

        CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PMI has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the ChronoFlex polyurethane patents relating to the ChronoFlex technology ("Joint Technology"). PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

        ChronoFilm is a registered trademark of PMI. ChronoFlex is a registered trademark of CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft and CardioPass are trademarks of CardioTech.

        On April 7, 2003, the Company merged with Gish Biomedical, Inc., a California corporation ("Gish"), with its corporate headquarters in Rancho Santa Margarita, California. Each outstanding share of Gish common stock was converted into 1.3422 shares of CardioTech common stock. CardioTech issued 4,901,817 shares to holders of Gish stock, which equaled approximately 35% of the total shares outstanding. Gish specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

        In July 1999, Dermaphylyx International, Inc. ("Dermaphylyx"), was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech International, Inc. effective March 12, 2004 and is now a wholly owned subsidiary of CardioTech. Due to CardioTech's controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc. as of December 31, 2003, which was approximately $21,000.

        Dermaphylyx, in the fourth quarter of fiscal 2004, started marketing its wound dressing products and currently has two moist wound dressings available for sale, AlgiMed and HydroMed and Blist-Rx, a blister prevention dressing. AlgiMed wound dressings are designed for exudating and bleeding wounds and HydroMed is an absorbent dressing designed for low exudating wounds. Both dressings have been granted Medicare billing codes. Blist-Rx is a breathable polyurethane foam dressing intended to be used by sports enthusiasts to prevent blisters.

        The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty per cent equity interest in CorNova. CorNova intends to complete its initial funding within the next twelve months by obtaining private investments totaling between $1,000,000 and $3,000,000, at which time the Company will be required to contribute shares of its common stock with a market value at the time of contribution of twenty-five per cent of the amount raised. The stent will utilize a design similar to the CardioPass and the Company's Chronoflex material. CorNova is in its initial stage of product development. The Company accounts for its investment in CorNova using the equity method of accounting.

Medical Background

        Blood is pumped from the heart throughout the body via arteries. Blood is returned to the heart at relatively low pressure via veins, which have thinner walls than arteries and have check valves, which force blood to move in one direction. Because a specific area of the body is often supplied by a single main artery, rupture, severe narrowing or occlusion of the artery supplying blood to that area is likely to cause an undesirable or catastrophic medical outcome.

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

        The Company believes that approximately 650,000 CABG procedures were performed worldwide during fiscal 2004, of which nearly 300,000 were performed in the United States. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

        The CardioPass Coronary Artery Bypass Graft is in limited clinical trials, which are currently being conducted in Brazil. The Company announced that three adult human implants have occurred and, as of May 31, 2004, all three patients and grafts are performing as expected.

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

Gish Biomedical Products

Custom Cardiovascular Tubing Systems

        During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator device, which oxygenates the blood before it is returned to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear MediflexTM tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors, which service such hospitals.

        Custom tubing systems are sold separately and combined with an oxygenator. Revenue from sales of custom tubing systems sold separately equaled 13% of total Company revenue for fiscal 2004.

Arterial Filters

        The arterial filter is the last device the blood passes through in the cardiovascular bypass circuit as it is being returned to the patient. The purpose of the filter is to remove gaseous micro emboli and debris, which are generated by the oxygenation system, from the patient's blood.

        Gish introduced its first arterial filters in 1985. Gish's first design contained a safety bypass loop incorporated into the filter housing. Gish received FDA approval to market an improved design, which became available for sale during the second quarter of fiscal 1994.

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

        In addition to the cardiotomy reservoirs' use in the operating room, Gish has developed several systems that allow the cardiotomy reservoir to be used as a pleural drainage or autotransfusion system during recovery.

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

        Gish's Vision oxygenator is sold separately, or with a reservoir, and also with a reservoir and custom tubing system. Gish's Vision oxygenator was sold in selected accounts both domestically and internationally for the first half of fiscal 1998. Gish made its full market release of this product for sale in January 1998. Gish believes that the Vision oxygenator's superior air handling capabilities provides Gish with a competitive advantage in the oxygenator market place. Revenue generated from sales that included an oxygenator equaled 31% of total Company revenue for fiscal 2004.

Venous Reservoirs

        A venous reservoir is a device used to pool, filter and defoam blood prior to its introduction to the oxygenator. Gish offers a variety of venous reservoirs, including some which incorporate the capacity for autologous transfusion post surgically. Gish also has several products that incorporate the functions of cardiotomy, venous reservoir, post surgical blood collection and blood reinfusion devices. This functional bundling is usually cost effective for the hospital.

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

Cardioplegia Delivery Systems

        Cardioplegia encompasses several techniques employed in open-heart surgery to preserve, protect and manage the heart tissue. The technique typically involves the use of a chilled solution that is infused into the heart through the coronary arteries to cool the heart and reduce heart activity and metabolism. However, there are many different techniques utilized, depending on the physician and patient needs. The use of these techniques significantly reduces damage to heart tissue during surgery, enhances restoration of heart function and helps return the patient to a normal heartbeat when the surgical procedure is complete.

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

Oxygen Saturation Monitor

        In February 1992, Gish introduced a digital blood saturation monitor for open-heart surgery, the StatSatTM. The StatSat is an electronic device that measures the oxygen content of the patient's blood during surgery. These readings are taken continuously and the StatSatTM plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery.

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

        The product line includes sterile single, dual and triple lumen catheters and accessories sold in kits. The triple lumen catheter, which permit three substances to be administered through the same catheter, was introduced during fiscal 1997. In 1993, Gish introduced an enhancement to its Hemed catheter line, the CathCapTM. The CathCap reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

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

        The Hemed, VasPort and VasTack are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines. The VasPort is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter. The VasPort is accessed by the VasTack, a small patented non-coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir. Drugs are readily infused through the VasTack, into the reservoir and then into the catheter. When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection. Single and double reservoir VasPorts are available.

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

FDA Clearance for Heparin Coated Products

        In Fiscal 2004, Gish received FDA clearance for its heparin coating to be used in conjunction with Gish's line of heart-lung bypass products. The GBS™ (Gish Biocompatible Surfaces) Coating is a heparin based, covalently bound biocompatible coating that will be used to cover the surfaces of Gish disposable products. Heparin coatings are known to inhibit blood coagulation, decrease the risk of Systemic Inflammatory Response Syndrome, reduce complement activation and platelet adhesion, reduce blood loss and hemolysis, provide stable antithrombotic activity and reduce thrombus formatiom, as well as decrease leucocyte (white blood cells) activation.

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

        In July 1999, CardioTech acquired the assets of Tyndale-Plains-Hunter, Ltd. (TPH), a manufacturer of specialty hydrophilic polyurethanes. These hydrophilic polyurethanes are primarily sold to customers as part of an exclusive arrangement. Certain customers are supplied tailored, patented hydrophilic polyurethanes in exchange for multi-year, royalty-bearing exclusive supply contracts. The Company owns 29 patents in the field of hydrophilic polyurethanes.

Dermaphylyx

        In October 2002, Dermaphylyx developed an advanced water absorbent wound and burn dressing. The dressing is trade named HydroMed, a name meaning "breathable artificial skin." The wound dressing received FDA clearance for marketing on May 31, 2002 as a Class I Exempt device. Dermaphylyx currently has two moist wound dressings available for sale, AlgiMed and HydroMed and Blist-Rx, a blister prevention dressing. AlgiMed wound dressings are designed for exudating and bleeding wounds and HydroMed is an absorbent dressing designed for low exudating wounds. Both dressings have been granted Medicare billing codes. Blist-Rx is a breathable polyurethane foam dressing intended to be used by sports enthusiasts to prevent blisters. The wound dressings will be marketed by CardioTech.

        Company revenues were $21,799,000 and $3,394,000 for the years ended March 31, 2004 and 2003, respectively. For the year ended March 31, 2004, 81% of revenues were generated from Gish, 5% of revenues were generated from the Biomaterials division, and 14% of revenues were generated from CDT. For the year ended March 31, 2003, 31% of revenues were generated from the Biomaterials division and 69% of revenues were generated at CDT.

Manufacturing

        CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech's manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. The Company has an agreement with CTL, a subsidiary of Nervation Ltd., pursuant to which the Company is required to purchase from and CTL has agreed to sell to the Company the vascular grafts it needs, subject to the Company's ability to obtain another supplier or to obtain "technology transfer." In May 2003, all of the assets CTL were sold to LeMaitre Vascular Inc. By requesting "technology transfer," CardioTech retained the right to undertake, through its subsidiary, Catheter and Disposables Technology, Inc. ("CDT"), large scale commercial production of vascular grafts, when, and if it elects to do so. This would entail, among other things, the purchase of specialized extrusion equipment capable of producing the grafts. To achieve profitability, vascular graft products must be manufactured in larger commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in larger commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel.

        The development and manufacture of CardioTech's products are subject to good laboratory practice ("GLP") and good manufacturing practice ("GMP") requirements prescribed by the Food and Drug Administration ("FDA") and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that CardioTech will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that it or any suppliers can comply with GLP or GMP, as applicable, or that it or such suppliers will be able to manufacture an adequate supply of products. Both Gish's and CDT's facilities are EN ISO 13485 certified and include a "Class 10,000" clean room.

Competition

        Competition in the medical device industry in general is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

        Competition among products is based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor is the timing of the market introduction of CardioTech's or competitors' products. Accordingly, the relative speed with which CardioTech can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. CardioTech's competitive position depends upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

        The market for medical devices of the type sold by the Company is extremely competitive. The Company believes that product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which it competes. Most of the Company's competitors are larger and possess greater financial and other resources than the Company. The Company has approximately five competitors within each of the hospital markets in which it competes. No one competitor is a dominant force in this market. The Company believes it has achieved its position in the marketplace for its present principal products by means of superior design, quality, and service, and the Company intends to continue to utilize these means of competing.

Research and Development

        CardioTech's research and development efforts are primarily focused on developing its synthetic vascular graft technologies. CardioTech's development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. Research and development expenditures, including costs of research grants, for the years ended March 31, 2004 and 2003 were $1,065,000 and $374,000, respectively, and consisted primarily of salaries and related costs. Research and development costs will increase significantly and should the Company enter into European Union or United States of America clinical trials with its CardioPass graft, or other products.

        In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. Credent"). Total consideration paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC was $500,000. Credent paid CardioTech $400,000 in fiscal year ended March 31, 2004 and paid $100,000 in fiscal year 2003.

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

        Gish's products are also subject to the Federal Food, Drug and Cosmetic Act (the "Act") and regulations issued there under. The Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes, which apply to the manufacturing and marketing of Gish products. Gish operates a quality system certified to EN ISO 13485, a standard for quality recognized worldwide. In addition, Gish has been found in compliance with the European Economic Community ("EEC") Medical Device Directive, which equivocates to portions of the United States FDA Current Good Manufacturing Practices ("CGMP") Quality System Regulations. This allows Gish to export and distribute its products with free movement within the European Community.

        Gish is registered as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). Gish is inspected periodically by both the FDA and the CDHS for compliance with the FDA's GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA Quality System Regulations ("QSR"), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well. Much of the new QSR is based on the ISO9001 Quality Standard, and is, as such in harmony with the thrust towards world harmonization of medical device requirements. The FDA's GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of Gish to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on Gish's business.

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

Marketing and Distribution

        Internationally, Gish is represented by specialty medical distributors in over fifty countries around the world. Gish's international sales represented approximately 15% of total Company sales in fiscal 2004. The Company's sales to foreign customers are primarily in Europe and Asia. All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations. The Company does not have any facilities, property or other assets, except sales representative supplies, located in any geographic area other than the United States of America.

        The Company has not experienced, and does not expect to experience sales of the Company's products to be subject to seasonality in any material respect.

Components and Parts

        Gish purchases components for its various products from vendors who sell such components generally to the medical device industry. Most components for the Company's proprietary products are manufactured from tooling owned by the Company. Other components are manufactured by outside suppliers in accordance with the Company's specifications.

        Certain components of Gish's custom tubing sets are purchased from competitors. Gish has not experienced difficulty in obtaining such components in the past and believes adequate sources of supply for such items are available on reasonable terms.

        Membrana GmbH is a principal supplier of the Company and provides a polyester wrap thread for use in the Vision™ Oxygenator.

Patents and License Agreements

        The Company has been issued or has patents pending on several of its products. There can be no assurance that any patents issued would afford the Company adequate protection against competitors which sell similar inventions or devices. There also can be no assurance that the Company's patents will not be infringed upon or designed around by others. However, the Company intends to vigorously enforce all patents it has been issued.

Customer Information

        The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of March 31, 2004, the Company believes it has no significant concentrations of credit risk.

        One of Gish's sales representative organizations comprised 10% of the Company's net sales in fiscal 2004. The Company believes that the loss of this sales representative organization would not have a material effect on its business.

Backlog

        Almost all of Gish's products are repetitive purchase, single use, disposable products, which are shipped shortly after receipt of a customer's purchase order. Therefore, Gish believes that the Company and its distributors generally maintain an adequate finished goods inventory to fulfill the customer's needs on demand. Accordingly, Gish believes that the backlog of orders at any given point in time is not indicative of the Company's future level of sales.

        CDT had a backlog of $755,000 at March 31, 2004.

Contracts

        The Company has no contracts with customers where cancellation or renegotiation would have a material impact on the Company's sales or profit margins.

Environmental Compliance

        The Company's direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

        As of March 31, 2004, the Company has 37 full-time employees at its headquarters in Wilmington and at CDT. Of these full-time employees, 10 are in contract research and development, 18 are in manufacturing and production, and 9 are in management, administrative, and marketing positions. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

        As of March 31, 2004, Gish had 115 full-time employees, of whom 9 were engaged in sales and sales management, 92 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. Gish believes that its relationship with its employees is good. None of Gish's employees are represented by a labor union.

RISK FACTORS

        The following factors should be considered carefully in evaluating the Company and its business:

        This Report on Form 10-KSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company's targeted markets, (ii) the continued acquisition of the Company's customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-KSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Liquidity

        We have reported net losses in the last two fiscal years and may continue to report net losses in the future. We cannot assure you that our revenue will be maintained at the current level or increase in the future.

        Through March 31, 2004, the Company continued to generate revenues from the sale of biomaterials, royalties earned on biomaterials, the performance of outsourced research and development or manufacture contracts, and sales of medical devices to healthcare providers.

        The Company's future growth may depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. CardioTech may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech's development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment. However, future expenditures for product development, especially relating to outside testing and clinical trials, are discretionary and, accordingly, can be adjusted based on the availability of cash.

        As of March 31, 2004, CardioTech was conducting its operations with approximately $7,117,000 in cash and cash equivalents, of which $6,503,000 was generated during fiscal 2004 from the exercise of stock options and warrants. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. During the three months ended December 31, 2003 the Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA. If necessary, the Company will evaluate various options to mortgage the new building. Additionally, the Company had available $1,629,000 on its revolving line of credit at Gish. However, Gish's loan agreement requires lender approval prior to the transfer or distribution of funds to an affiliate for other than normal business expense reimbursement.

Competition

        The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices, which compete with devices manufactured by Gish, including Jostra-Bentley, COBE Cardiovascular, a division of Sorin Biomedica, Terumo, Medtronic, Inc. and Stryker Surgical. Most of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Pricing Pressure

        CardioTech is currently facing and may continue to face intense competition in the cardiovascular surgery products market. Additionally, CardioTech faces aggressive cost-containment pressures from governmental agencies and third party payors. There can be no assurances that CardioTech will be able to maintain current prices in the face of continuing pricing pressures. Over time, the average price for CardioTech's products may decline as the markets for these products become more competitive. Any material reduction in product prices would negatively affect CardioTech's gross margin, necessitating a corresponding increase in unit sales to maintain net sales.

Dependence on International Sales

        International net revenues accounted for approximately 15% of the Company's total net sales in fiscal 2004. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company's products to international customers. The foregoing factors could reduce international sales of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Market Withdrawal of Product Recall

        Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        There can be no assurance that the Company will be able to successfully take corrective actions if required, nor can there be any assurance that any such corrective actions will not force the Company to incur significant costs. In addition, there can be no assurance any future recalls will not cause the Company to face increasing scrutiny from its customers, which could cause the Company to lose market share or incur substantial costs in order to maintain existing market share.

Risks Associated with Extensive Government Regulation

        The manufacture and sale of medical devices, including products currently sold by the Company and the Company's other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS. In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) pre-market notification or approval or a more extensive submission known as a pre-market approval ("PMA") application. In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

        Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sales internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The Company has entered into distribution agreements for the foreign distribution of its products. These agreements generally require that the foreign distributor is responsible for obtaining all necessary regulatory approvals in order to allow sales of the Company's products in a particular country. There can be no assurance that the Company's foreign distributors will be able to obtain approval in a particular country for any future products of the Company.

        Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses. In addition product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to applicable FDA GMP regulations and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirement, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

        There can be no assurance that the Company will be able to obtain FDA 510(k) clearance or PMA for its products under development or other necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearance or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Risk; Limited Insurance Coverage

        The manufacture and sale of medical products entail significant risk of product liability claims. The Company maintains insurance with respect to such claims, but there can be no assurance that the Company's existing annual insurance coverage limits of $5 million per occurrence and $5 million in the aggregate will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage if and when products under development are successfully commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Relating to New Product Development

        The Company's success is dependent in part on the design and development of new products in the medical device industry. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Vendors

        The Company has various "sole source" vendors who supply key components for the Company's products. While the Company believes alternate supply sources could be developed, the Company could incur significant costs to obtain alternate components. The alternate components could also require regulatory approval, the denial or delay of which, could adversely affect the Company's ability to provide products to its customers.

Dependence Upon Key Personnel

        The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel.

Risks Associated with Healthcare Reform Proposals

        Political, economical and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reforms proposed over the last several years have included mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes in the healthcare delivery system. In addition, some states in which the Company operates are also considering various healthcare reform proposals. The Company anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on the Company's business, operating results or financial condition. In addition, the actual announcement of reform proposals and the investment community's reaction to such proposals, as well as announcements by competitors and third-party payors of their strategies to respond to such initiatives, could produce volatility in the trading and market price of the Company's common stock.

Risks Associated with Environmental Compliance

        In the ordinary course of its manufacturing processes, the Company uses a variety of materials subject to use and disposal regulations. The waste created by the use of these products is transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any claim involving violation of environmental or occupational safety and health laws and regulation, there can be no assurance that such a claim may not arise in the future, which may have a material adverse effect on the Company.

Volatility of Stock Price; No Dividends

        The trading price of the common stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events and factors. In addition, the stock market has frequently experienced extreme price and volume fluctuations, which have affected the market price for many companies for reasons unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate any cash dividends in the future.

Adverse Effects of Preferred Stock on Rights of Common Stock

        The Board of Directors of the Company is authorized to issue, from time to time, without any action on the part of the Company's shareholders, up to 4,500,000 shares of preferred stock in one or more series, with such relative rights, preferences, privileges and restrictions as are determined by the Board of Directors at the time of issuance. Accordingly, the Board of Directors is empowered to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. In the event of such issuance, the preferred stock could have the effect of discouraging, delaying or preventing a change in control of the Company.

Item 2. Description of Property

        Effective November 26, 2003 the Company purchased an approximately 27,000 square foot building and underlying land located at 229 Andover Street, Wilmington, MA, for $1,750,000 in cash. The Company moved the current corporate and biomaterials operations from the facility in Woburn, MA to the new facility in Wilmington, MA, during the three months ended March 31, 2004.

        The Company also leases approximately 16,000 square feet in Plymouth, Minnesota for CDT under a lease which expires April 2009. Within this facility, CDT has constructed a Class 10,000 clean room for the assembly of its products.

        Gish's office and manufacturing facilities are located in Rancho Santa Margarita, California in a building containing approximately 52,000 square feet of space under a lease, which expires in February 2011. Within this facility, Gish has constructed a Class 10,000 clean room for the assembly of its products. Gish's finished goods storage facility is located in Irvine, California in a building containing approximately 23,000 square feet of space under a lease, which expires in January 2006.

Item 3: Legal Proceedings

        The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders—NONE

PART II

Item 5. Market Information for Common Equity and Related Stockholder Matters

        The common stock trades on the American Stock Exchange under the symbol "CTE." The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

Fiscal Year Ended March 31, 2004	High	Low
June 30	$3.89	$0.90
September 30	$4.48	$2.30
December 31	$6.54	$3.31
March 31	$7.20	$3.95
Fiscal Year Ended March 31, 2003	High	Low
June 30	$1.83	$1.12
September 30	$1.70	$1.35
December 31	$1.60	$1.29
March 31	$1.44	$1.03

        As of June 10, 2004, there were approximately 425 stockholders of record and 8,276 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The last sale price as reported by the American Stock Exchange on June 10, 2004, was $4.38. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The Company has adopted a Plan of Operation, which has a dual focus on the development of new cardiovascular products and the continued improvement and expansion of its medical device operations.

        The Company acquired Gish Biomedical, Inc. effective April 7, 2004 and subsequent to that date, the Company has managed its business in fiscal 2004 on the basis of one reportable operating segment: Medical Device Manufacturing Sales. The Company's operations consist of Gish, CDT, Dermaphylyx, and the Biomaterials division. The Company also has an investment in CorNova, Inc. Due to the significance of the Gish acquisition, the Company has chosen to identify certain financial information by operating entity, to enable investors to evaluate the Company's structural transition. In future periods, discussions will focus on primary product groupings.

        The Company plans to continue its efforts towards the receipt of marketing approval in the European Union for its synthetic layered microporous coronary artery bypass graft trade named CardioPass. The Company intends to seek approval from its notified body of a requirements list for the receipt of European Union marketing approval. The Company anticipates that research and development expenses will continue at a rate comparable with the current year until the requirements list for marketing approval is agreed to with the selected notified body. Future research and development expenses will depend on the requirements list. However, the Company has the ability to exercise a great deal of control over research and development expenditures to ensure the efforts undertaken match the funds available. The Company is currently unable to estimate if or when it will receive marketing approval, however, its Plan is to receive the notified body's approval of the requirements in this fiscal year 2005.

        The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty per cent equity interest in CorNova. CorNova intends to complete its initial funding with the next twelve months by obtaining private investments totaling between $1,000,000 and $3,000,000, at which time the Company will be required to contribute shares of its common stock with a market value at the time of contribution of twenty-five per cent of the amount raised. CorNova's Plan is to commence its product development activities prior to the completion of the initial funding. The stent will utilize a design similar to the CardioPass and the Company's Chronoflex material. CorNova is in its initial stage of product development and is unable to accurately estimate when, or if, it will complete its product development efforts, obtain marketing approval or commence sales, however, it is CorNova's Plan to have an initial non-drug eluding stent obtain market approval in the European Union in the next twelve months. The Company accounts for its investment in CorNova using the equity method of accounting and anticipates that CorNova will incur operating losses during its development stage period, the length of which cannot be determined at this time.

        The Company's medical device operations are comprised of Gish Biomedical, Inc. (Gish), Catheter and Disposables Technology, Inc. (CDT), Dermaphylyx, Inc., and the Biomaterials division of the Company.

	Year ended March 31, 2004			Year ended March 31, 2003
	Revenue	Gross Profit	Gross Profit %	Revenue	Gross Profit	Gross Profit %
	(in thousands)
Gish	$17,781	$4,582	25.8%	$—	—	—
CDT	2,966	1,092	36.8%	2,343	964	41.1%
Dermaphylyx	25	14	56.0%	—	—	—
Biomaterials	551	(35)	-6.4%	537	(146)	-27.2%
Royalty and other	476	476	100.0%	514	453	88.1%

	$21,799	$6,129	28.1%	$3,394	$1,271	37.4%

*
(Gish was acquired on April 7, 2003 and its results from that date have been included in the consolidated statements of operations for the year ended March 31, 2004)

        Gish operates in a very competitive market and competes against companies who have both a financial and size advantage. The cardiac surgery market, which is the primary market Gish serves, has been negatively impacted by the introduction of stents and "beating heart" surgeries. Prior to the acquisition by CardioTech, Gish incurred net losses on a stand-alone basis since 1997, peaking at losses of approximately $2.9 million in 2001. Following the acquisition, without the severance charge for its former president of $372,000, Gish would have recorded a net income of $216,000 in fiscal 2004. The Company's Plan for Gish is to continue its gradual increase in market share and to identify strategic alliances and acquisition opportunities that are synergistic with our available production capabilities and/or our sales organization. Gish has also previously announced that it is now marketing Gish Biocompatible Surface (GBS™) coating, which will now allow Gish to compete in the significant portion of the market that will only purchase coated products.

        CDT operates as an outsourcing source for medical device OEM and development companies. CDT has differentiated itself from traditional contract manufacturers by focusing on providing innovative, unique and complete product development solutions combined with the capability to provide full production manufacturing. CDT works to become an extension of the customer's research and development group, instead of the traditional approach of a contract manufacturer of being an extension of the manufacturing group. Many medical device companies have embraced outsourcing as a more efficient, economic and manageable method to bring products through the development to production cycle. The Company believes this "niche" of the medical device outsourcing market is a growing market, which will provide future growth opportunities for CDT. The Company's plan for CDT is to position CDT for future growth through gradual expansion of its product development and manufacturing capabilities and to explore synergistic acquisition opportunities. CDT's increase in revenue results primarily from its ability to capture more of the manufacturing opportunities generated by its product development activities. The gross profit percentage decrease relates primarily to sales mix.

        Dermaphylyx has just started marketing its wound dressing products and currently has two moist wound dressings available for sale, AlgiMed and HydroMed and Blist-Rx, a blister prevention dressing. AlgiMed wound dressings are designed for exudating and bleeding wounds and HydroMed is an absorbent dressing designed for low exudating wounds. Both dressings have been granted Medicare billing codes. Blist-Rx is a breathable polyurethane foam dressing intended to be used by sports enthusiasts to prevent blisters. The Company plans to continue development of additional wound dressing products. The Company is currently focusing its efforts on establishing distribution relationships and anticipates the revenue contribution from Dermaphylyx will not be significant for the 2005 fiscal year.

        Biomaterials revenue is comparable with the prior fiscal year and the Company expects minimal, if any, near term growth. However, Biomaterials has provided the platform for the development of CardioPass, provides CDT the ability to provide innovative solutions to its customers and has provided a royalty revenue source. The Company believes that Biomaterials will continue to generate new business opportunities.

        Royalty revenue is comparable with the prior fiscal year and has the potential for continued gradual increase as the Company continues to explore other uses for its patented materials.

	Year Ended
	03/31/04	03/31/03
	(in thousands)
Research and development	$1,065	$313
Selling and marketing	$2,572	$234
General and administrative	$3,083	$1,712
Severance payment	$372	$—
Non-cash compensation and research contract expense	$1,171	$19

        The increase in research and development, selling and marketing and general and administrative expenses relate primarily to the acquisition of Gish and inclusion of Gish's results in fiscal 2004. If the Gish results were excluded, the fiscal 2004 results for the remaining entities are comparable to fiscal 2003. Research and development expenses consist primarily of employees' salaries and related costs.

        Effective April 30, 2003, the former CEO of Gish resigned from his position. In accordance with his employment agreement, he was to receive severance payments equal to two years of his base salary, which totaled $360,000. An initial payment of $90,000 was made in May 2003 and the remaining amount due is to be paid in eighteen equal monthly payments. The full amount of the severance obligation, including estimated payroll taxes, of $372,000, was recorded as severance payment in April 2003.

        For fiscal 2004 the Company had a non-cash compensation expense of $1,171,000. These non-cash items were comprised of a $344,000 expense due to warrant modifications for 80,000 shares of common stock, a $210,000 expense due to the issuance of 40,000 shares of common stock to Implant pursuant to the joint research program on developing a drug-eluting stent and a $92,000 expense for stock options granted to two consultants. Additionally, there was a non-cash expense of $293,000 related to the issuance of 95,000 treasury shares to various employees and board members for their effort in the Gish transaction and a $232,000 expense related to stock options granted at a discount to a consultant.

        The Company had $645,000 in other income for fiscal 2004. During fiscal 2004, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent pursuant to a technology and license agreement relating to Chronoflex RC. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the statement of operations. The Company also recognized income of $237,000 from the recovery of a previously written off receivable and $25,000 of rental income.

        The Company had net losses of $1,515,000 and $963,000 in fiscal 2004 and 2003, respectively. Included in net losses in fiscal 2004 was an accrual for severance costs of $372,000 for the former president of Gish, non-cash compensation and research and development expenses of $1,171,000 and other income of $645,000, which included repayment of a note previously charged-off and a payment by Credent. Without these charges or credits, net loss for fiscal 2004 would have been $617,000 (Adjusted Net Loss). The decrease in Adjusted Net Loss of $617,000 for fiscal 2004 compared to $944,000 (Net Loss as Reported of $963,000 less $19,000 non-cash compensation expense) for fiscal 2003 resulted from the inclusion of Gish in fiscal 2004 and increase in gross profit of the Company's other entities. Adjusted Net Loss is not a measurement in accordance with Generally Accepted Accounting Principals (GAAP) and may not be comparable to similarly titled measures used by other companies.

        Following is an unaudited reconciliation of GAAP Net Loss to Adjusted Net Loss.

Year ended March 31, 2004
Net Loss-As Reported	$(1,515,000)
Severance payment	372,000
Non-cash compensation and research contract expense	1,171,000
Other income	(645,000)

Adjusted Net Loss	$(617,000)

        The Company is providing adjusted net loss as the Company believes that certain items reported in net loss for fiscal 2004 should be excluded to enable readers of the financial statements to more readily compare the Company's operating results over multiple periods and to highlight the effect of several items included in net loss for fiscal 2004, which, the Company believes should be separately evaluated.

Liquidity and Capital Resources

        The Company generated cash from operating activities of $431,000 in fiscal 2004 and used $675,000 cash in operating activities in fiscal 2003. The increase in cash generated from operating activities is primarily related to inclusion of the results of Gish in fiscal 2004 and the increase in non-cash items in net loss for fiscal 2004.

        During the 2004 fiscal year, stock options for 1,036,940 shares of the Company's' common stock were exercised by employees and directors, resulting in net cash proceeds of approximately $1,357,000 to the Company. During fiscal 2004, 1,158,900 warrants were exercised, resulting in net cash proceeds of approximately $1,769,000. The issuance of 40,000 shares of common stock to Implant resulted in net cash proceeds of $40,000 and the exercise of options by consultants of 1,317,250 shares resulted in net cash proceeds of $3,337,000. These exercises of stock options and warrants resulted in total net cash proceeds of $6,503,000 in fiscal 2004. Additionally, net proceeds of $290,000 resulted from payments on notes receivable by officers and directors.

        During the 2004 fiscal year, the Company made open market purchases of 33,084 shares of the Company's common stock at an aggregate cost of approximately $111,000. The Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Consolidated Statement of Operations for fiscal year 2004. During the three months ended December 31, 2003, 10,000 of these treasury shares were returned to the Company. The Company increased the treasury share and additional paid in capital amount on the balance sheet by the fair market value of $68,000. Accordingly, total shares held in treasury as of March 31, 2004 is 45,077 at an approximate cost of $182,000. In January 2001 the Board of Directors of the Company authorized the purchase of up to 250,000 shares of the Company's common stock of which 114,255 shares had been purchased at March 31, 2004. Subsequent to March 31, 2004, the Board of Directors authorized the purchase of up to 500,000 of additional shares of the Company's common stock. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and price deemed appropriate by management.

        The Company purchased a building in Wilmington Massachusetts for $1,750,000, in cash, and relocated its headquarters to the acquired facility. The Company has forecast the cost associated with the move and build out at the Wilmington building to be $750,000. The construction of research labs, production area and offices are estimated to be $400,000. The installation of the electrical equipment is estimated at $200,000 and the remaining budget is for HVAC system, the moving company and various permits. At March 31, 2004 the Company had incurred costs totaling $420,000 and estimates remaining costs to total $330,000.

        When acquired, Gish had a $4,000,000 revolving line of credit, expiring in February 2005. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.00% at March 31, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve positive net income on a rolling three-month basis. At March 31, 2004, Gish was in default of the loan covenant requiring it to achieve positive net income on a rolling three-month basis. Gish has obtained a waiver for this default, and is now in compliance with its loan covenants. At March 31, 2004, Gish had borrowed $730,000 under the revolving line of credit and would have been entitled to borrow an additional $1,629,000.

        Through March 31, 2004, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; the performance of outsourced research and development and manufacturing contracts and the manufacture and sale of specialized disposable medical devices.

        The Company's future growth may depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. CardioTech may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech's capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech's development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

        As of March 31, 2004, CardioTech was conducting its operations with approximately $7,117,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. The Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA. and will evaluate various options to subsequently mortgage the new building, if funds are required. Additionally, the Company had available $1,629,000 on its revolving line of credit at Gish. However,

Gish's loan agreement requires lender approval prior to the transfer or distribution of funds to an affiliate for other than normal business expense reimbursement.

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

  •
  Intangibles  Our long-lived assets include intangible assets and goodwill. At March 31, 2004, we had $2,606,000 of intangible assets and goodwill, net, which accounted for approximately 11% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets," as of April 1, 2002, and are required to test our intangible assets for impairment on a periodic basis thereafter. During the quarter ended March 31, 2004 the Company tested its intangible assets for impairments and based on the results of the first step of the goodwill impairment test, the Company has determined that the fair value of each of its reporting units exceeded the carrying amounts and, therefore, no goodwill impairment existed as of March 31, 2004. As a result, the second step of the goodwill impairment test is not required to be completed. The company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2005.

Item 7. Financial Statements

        The following documents are filed as part of this report on Form 10-KSB

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        NONE

Item 8a. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

        CardioTech's board of directors is currently comprised of six directors. The directors and executive officers, their ages and positions at CardioTech as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2004.

Name	Age	Position(s)
Dr. Michael Szycher	65	Chairman of the Board, President, Chief Executive Officer and Treasurer
Leslie M. Taeger	53	Chief Financial Officer
Thomas Lovett	49	Vice President of Finance
Michael Adams	45	Director
Anthony J. Armini	65	Director
Michael Barretti	58	Director
Jerry Dorsey	59	Director
William O'Neill Jr.	61	Director

        Dr. Michael Szycher has been Chairman of the Board, President, Chief Executive Officer and Treasurer of CardioTech since June 1996. From October 1989 until joining CardioTech in June 1996, Dr. Szycher served as Chairman of PolyMedica Industries, Inc. ("PMI") and Chief Executive Officer of PMI from November 1990 to June 1996, and as a director of PMI from its inception until June 1996. Dr. Szycher is also a director of Implant Sciences Corporation. Dr. Szycher is a recognized international authority on polyurethanes and blood compatible polymers. Author of over eighty original research articles. Pivotal force in the creation of the Medical Plastics Division of the SPE. He is the Editor of five books, "Biocompatible Polymers, Metals and Composites;" "Synthetic Biomedical Polymers;" "Blood Compatible Materials and Devices: Perspectives Towards the 21st Century;" High Performance Biomaterials: A Comprehensive Guide to Medical/Pharmaceutical Applications;" and "Szycher's Dictionary of Biomaterials and Medical Devices", and the acclaimed "Szycher's Dictionary of Medical Devices". He is also Editor-In-Chief of the quarterly Journal of Biomaterials Applications.

        Mr. Taeger became Chief Financial Officer of the Company in February 2004, and Mr. Taeger has been Chief Financial Officer of Gish since September 2000. Prior to joining Gish, Mr. Taeger was employed for more than five years as Chief Financial Officer of Cartwright Electronics, Inc., a division of Meggitt, PLC. Mr. Taeger is a CPA in the state of California and received a BS in Accounting from California State University at Fullerton.

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

        Mr. Michael Barretti has been a director of CardioTech since January 1998. He has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996. From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers. From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry. From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field.

        Dr. William E Cohn had been a cardiothoracic surgeon at Beth Israel Deaconess Medical Center in Boston since 1993. Dr. Cohn was appointed to the Board in October 2003. Because of Dr. Cohn's professional responsibilities and recent relocation to Texas, Dr. Cohn was unable to participate in board matters and has resigned from the board of directors.

        Jeremiah E. Dorsey was nominated as a director of the Company in May 2004. From 1992 to 2002, Mr. Dorsey was President and Chief Operating Officer of The West Company (Lionville, PA), a leading supplier of components to the pharmaceutical, medical device and dental business. From 1990 to 1992, Mr. Dorsey was President and Chief Executive Officer of Foster Medical (Waltham, MA), a supplier of hospital equipment. From 1988 to 1990, he was President of Towles Housewares Company (Newburyport, MA), and Vice President and Board Member of J&J Dental Products Company (East Windor, NJ), a world leader in composite materials, dental amalgams, cleaning and polishing products.

        William J. O'Neill, Jr. was nominated as a director of the Company in May 2004. Mr. O'Neill is a founder and principal of O'Neill Group, Inc., a consulting firm focused on developing business strategies, operational execution, financial evaluations and fundraising activities. From 1969 to 1999, Mr. O'Neill held various management positions, including Chief Financial Officer, at Polaroid Corporation, most recently as Executive Vice President and President, Corporate Business Development. Since July 2001, he has served as Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts.

Committees; Attendance

        Meeting Attendance.    During the fiscal year ended March 31, 2004, there were five (5) meetings of the Board. The various committees of the Board also met a total of six (6) times during fiscal 2004. Each director attended in excess of 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2004. In addition, from time to time, the members of the Board and its committees acted by unanimous written consent pursuant to Massachusetts law.

        Audit Committee.    The Board has designated from among its members an Audit Committee, which consisted of Mr. Michael Barretti (former Chairman), Mr. Anthony Armini and Mr. Michael Adams. Effective in May 2004, Mr. O'Neill (current Chairman) replaced Mr. Adams. Mr. Barretti, Mr. Armini and Mr. O'Neill are independent members. The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the soundness, adequacy and application of accounting and operating controls. The Audit Committee recommends the independent auditors to the Board, reviews the scope of the audit functions of the independent auditors and reviews the audit reports. The Audit Committee held a meeting each quarter during fiscal 2004. The responsibilities of the Audit Committee are outlined in a written charter, which was included as Annex A of the Proxy Statement for the 2001 shareholder meeting.

        During fiscal 2004 the Company did not have a financial expert serving on the audit committee, however, effective May of 2004, Mr. William O'Neill, Jr. has joined the Board and the audit committee. Mr. O'Neill is independent and meets the requirements to qualify as a financial expert.

        The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and vice president of finance. The code of ethics is posted on the Company's website, the address of which is www.cardiotech-inc.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company's chief executive officer, chief financial officer, or vice president of finance that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Compensation and Stock Option Committee

        The Compensation and Stock Option Committee, which met four (4) times during fiscal 2004, had two members, Mr. Barretti and Mr. Adams (Chairman). Effective May 2004 Mr. Dorsey joined the committee. The Compensation and Stock Option Committee reviews, approves and makes recommendations on the Company's compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation and Stock Option Committee administers the 1996 Plan and the 2003 Plan.

        Nominating Committee. The Nominating Committee, which was established in March 1998 and did not meet in fiscal 2004, has three members, Mr. Dorsey, Mr. Barretti and Mr. Adams. The Nominating Committee nominates individuals to serve on the Board. The Nominating Committee considers nominees recommended by Stockholders.

Directors' Compensation

        The Company's policy is to pay $1,500 per diem compensation to non-employee members of the Board for attendance at Board meetings or committee meetings. All non-employee directors are reimbursed for travel and other related expenses incurred in attending meetings of the Board.

        Directors are eligible to participate in the 1996 and 2003 Plans. In fiscal 2004, CardioTech granted each director an option to purchase 10,000 shares of CardioTech Common Stock and an additional 2,500 shares to chairman of committees. Such options were granted at an exercise price equal to the fair market value of the Common Stock on the grant date and fully vest following one year of service after the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's common stock, to file reports of holdings and transactions in the Company's shares with the SEC. Based on the Company's records and other information, the Company believes that in fiscal 2004, the Company's directors and executive officers met all applicable SEC filing requirements.

Item 10. Executive Compensation

        Summary Compensation Table:    The following table sets forth the aggregate compensation for services rendered in all capacities during the fiscal years ended March 31, 2004, 2003, and 2002 of all persons serving as Chief Executive Officer and all other executive officers whose salary and bonus exceed $100,000 (the "Named Executive Officers")

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary		Bonus		Restricted Stock Award	Securities Underlying Options (#)	All Other Compensation(1)
Michael Szycher, Ph.D, MBA Chairman, CEO and Treasurer	2004 2003 2002	$ $ $	325,000 325,000 261,777		$0 35,000	$55,200	1,017,330 625,000	$ $ $	8,092 2,955 1,218
Liann Johnson General Manager of Catheter and Disposables Technology	2004 2003 2002	$ $	113,760 107,529 *(2)		0		100,000 100,000	$ $	1,353 1,776
Douglas E. Whittaker President of Gish	2004 2003	$ $	147,239 131,060		0		150,000	$ $	250 250
Leslie M. Taeger CFO	2004 2003	$ $	143,507 150,470	$ $	15,000 50,000		100,000	$ $	250 250
Thomas F. Lovett Vice President of Finance	2004 2003		$92,000 *(2)			$18,400	100,000	$ $	1,353 1,776

(1)
Includes premiums paid by the Company for long term disability insurance and term life insurance. Premiums paid in fiscal 2004 for short and long term disability insurance and life insurance, respectively, were $885 and $960 for Dr. Szycher and $873 and $480 for Liann Johnson. Personal use of leased car for Dr. Szycher was $6,247 and $1,737 respectively.

(2)
Less than 100,000 Annual

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

        The following table sets forth information regarding each stock option granted during the fiscal year ended March 31, 2004 to each of the named executive officers.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
Michael Szycher, Ph.D.(2)	1,017,330	48.9%	$0.92	4/10/2003
Liann Johnson	100,000	4.8%	$4.04	7/30/2013
Douglas E. Whittaker	150,000	7.2%	$4.04	7/30/2013
Leslie M. Taeger	100,000	4.8%	$4.04	7/30/2013
Thomas F. Lovett	100,000	4.8%	$4.04	7/30/2013

(1)
The Company granted options to purchase 2,078,330 shares of Common Stock to employees in the fiscal year ended March 31, 2004. All options were granted at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, determined by the closing price on the American Stock Exchange on the trading day immediately preceding the grant date. Options, normally vest in four approximately equal annual installments, with the initial tranche vesting on the date of grant and normally expire ten years from the date of the grant.

(2)
The executive compensation structure that the Compensation Committee approved for the Gish transaction provides an anti-dilution provision for Michael Szycher. This provision ensures that Michael Szycher's percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completion of the Gish transaction, Michael Szycher was granted a fully vested stock option for 1,017,330 shares at an exercise price of $0.92. Similar grants may be awarded in future periods in connection with acquisitions or equity-based transactions.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values

        The following table provides information regarding the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by each of the named executive officers as of March 31, 2004 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Common Stock.

	Underlying Unexercised Options/SARs at Fiscal Year-End 2004		Value of the Unexercised in the Money Options/SARs at Fiscal Year-End(1)
Name					Shares Aquired on Exercise(#)	Value Realized
	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Szycher, Ph.D.	2,612,514	18,229	$9,911,668	$61,068
Liann Johnson	98,125	71,875	$263,385	$96,115	30,000	$103,800
Douglas E. Whittaker	37,500	112,500	$41,625	$124,875
Leslie M. Taeger	25,000	75,000	$27,750	$83,250
Thomas Lovett	156,875	78,125	$510,469	$107,719

(1)
The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Common Stock of $5.15, the closing sale price per share of the Common Stock as reported on the American Stock Exchange for March 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table presents, as of March 31, 2004, certain information known to CardioTech regarding the beneficial ownership of CardioTech common stock by:

  •
  each person who is known by CardioTech to be the beneficial owner of more than five percent of CardioTech's outstanding shares of common stock;

  •
  each of the directors of CardioTech; and

  •
  the directors and executive officers as a group.

        Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of March 31, 2004. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

        The percentage of beneficial ownership for the following table is based on 17,699,931 shares of CardioTech common stock outstanding as of March 31, 2004. To CardioTech's knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name*	Shares Beneficially Owned	Percent of Class(1)
Michael Szycher, Ph.D., MBA(1) 229 Andover Street Wilmington, MA 01887	2,990,237	16.9%
Michael L. Barretti(2)	158,533	0.9%
Michael Adams(3)	206,339	1.2%
Anthony Armini, Ph.D.(4)	108,520	0.6%
Doug Whittaker(5)	37,500	0.3%
Leslie Taeger(6)	51,844	0.2%
All executive officers and directors as a group (9 persons)(7)	3,552,973	20.1%

*
Addresses are given for beneficial owners of more than five (5%) percent of CardioTech's outstanding shares of common stock.

(1)
Includes 2,612,514 shares of common stock, which may be purchased within 60 days of March 31, 2004 upon the exercise of stock options and/or warrants.

(2)
Includes 158,533 shares of common stock, which may be purchased within 60 days of March 31, 2004 upon the exercise of stock options and /or warrants.

(3)
Includes 206,339 shares of common stock, which may be purchased within 60 days of March 31, 2004 upon the exercise of stock options and /or warrants.

(4)
Includes 102,520 shares of common stock, which may be purchased within 60 days of March 31, 2004 upon the exercise of stock options and /or warrants.

(5)
Includes 37,500 shares of common stock, which may be purchased within 60 days of March 31, 2004 upon the exercise of stock options and /or warrants.

(6)
Includes 25,000 shares of common stock, which may be purchased within 60 days of March 31, 2004 upon the exercise of stock options and /or warrants.

(7)
See footnotes (1) through (6).

Item 12. Certain Relationships and Related Transactions

        In July 1999, Dermaphylyx International, Inc., a related party, was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech International, Inc,. pursuant to which it became a wholly owned subsidiary of CardioTech. Due to CardioTech's controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Prior to December 31, 2003, the operations and total assets of Dermaphylyx were not material to CardioTech. Since July 1999, the year Dermaphylyx was incorporated, all development expenses have been paid by CardioTech International, Inc.

        Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc., as of December 31, 2003, which was approximately $21,000.

Compensation Committee Interlocks and Insider Participation

        Other than Mr. Adams, no person serving on the Compensation and Stock Option Committee at any time during Fiscal Year 2004 was a present or former officer or employee of the Company or any of its subsidiaries. During Fiscal Year 2004, other than Dr. Szycher, no executive officer of the Company served as a member of the board of directors or compensation and stock option committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Company's Board or Compensation and Stock Option Committee.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB

  (a)
  The following are filed as part of this Form 10-KSB:

  (1)
  Financial Statements: For a list of financial statements which are filed as part of this Form 10-KSB, See Page 24

  (2)
  Exhibits

Exhibit Number:
2.1	Agreement and plan of merger and reorganization by and among Cardiotech International, Inc., Gish Acquisition Corp. and Gish Biomedical, Inc., incorporated by reference to Annex A of CardioTech's Registration Statement on Form S-4 filed on December 23, 2002.
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and among CardioTech International, Inc., Gish Acquisition Corp. and Gish Biomedical Inc., incorporated by reference to Exhibit 2.2 to CardioTech's Registration Statement on Form S-4 filed on January 16, 2003.
3.1	Articles of Incorporation of CardioTech International, Inc., incorporated by reference to Exhibit 3.1 of CardioTech's Registration Statement on Form 10 filed on May 10, 1996.
3.1.1	Certificate of Vote of Directors Establishing a Class or Series of Stock for Series A Preferred Stock was filed as Exhibit 3.1 to CardioTech's Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, and is incorporated herein by reference.
3.1.2	Certificate of Correction dated December 11, 1998 was filed as Exhibit 3.1 to CardioTech's Form 10-Q for the quarter ended December 31, 1998, filed on February 16, 1999, and is incorporated herein by reference.
3.2	Bylaws of CardioTech International, Inc., incorporated by reference to Exhibit 3.2 of CardioTech's Registration Statement on Form 10 filed on May 10, 1996.
10.2	Tax Matters Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.
10.3	Amended and Restated License Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.
10.4	CardioTech 1996 Employee, Director and Consultant Stock Option Plan, as amended, was filed as Exhibit 10.4 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.
10.5	Employment Agreement of Michael Szycher, dated March 26, 1998, was filed as Exhibit 10.5 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.
10.10	Development, Supply and License Agreement between PMI and Bard Access Systems, dated November 11, 1992, was filed as Exhibit 10.10 of the Form 10 and is incorporated herein by reference.
10.11	Lease Agreement between CardioTech and Cummings Properties Management, Inc., dated June 26, 1998, was filed as Exhibit 10.11 to CardioTech's Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.
10.15	Note Purchase Agreement dated as of March 31, 1998 between CardioTech and Dresdner Kleinwort Benson Private Equity Partners, LP ("Kleinwort Benson") was filed as Exhibit 99.1 to CardioTech's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 15, 1998 and is incorporated herein by reference.
10.15.1	Amendment, dated as of November 12, 1998, to Note Purchase Agreement and Registration Rights Agreement was filed as Exhibit 10.1 to CardioTech's Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998 and is incorporated herein by reference.

10.18	Form of Unit Purchase Agreement between CardioTech and certain individuals was filed as Exhibit 99.1 to CardioTech's Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.
10.19	Form of Warrant to Purchase Shares of Common Stock of CardioTech issued to certain individuals was filed as Exhibit 99.2 to CardioTech's Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.
10.20	First Amendment Between Duke Realty Limited Partnership and CDT Dated May 1, 2004 Filed as an Exhibit to CardioTech's Form 10-KSB for the year ended March 31, 2004
10.21	Exchange and Venture Agreement by and among CardioTech International, Inc., Implant Sciences, Inc., and CorNova, Inc. dated March 5, 2004 Filed as an Exhibit to CardioTech's Form 10-KSB for the year ended March 31, 2004
10.22	Plan and Agreement of Merger and Reorganization dated March 12, 2004 between CardioTech and Dermaphylyx, Inc. Filed as an Exhibit to CardioTech's Form 10-KSB for the year ended March 31, 2004
21	Subsidiaries of CardioTech
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Gish Financial Statements
  (b)
  Reports on Form 8-K:

    Form 8-K, filed on March 22, 2004 related to the CorNova Exchange and Venture Agreement dated March 5, 2004;
    Form 8-K/A filed on June 23, 2003 related to CardioTech International, Inc. acquisition of Gish Biomedical, Inc. with Pro Forma financial information;
    Form 8-K filed April 22, 2003 related to CardioTech International, Inc.'s acquisition of Gish Biomedical, Inc.;
    Form 8-K filed April 7,2003 related to Michael Szycher, CEO, presentation at the RedChip Partner Investor Conference held in New York on April 8, 2003.

        Copies of these exhibits are available for a reasonable fee upon written request to the Company at its corporate headquarters: CardioTech International, Inc., 229 Andover Street, Wilmington, MA 01887. ATTN: Thomas F. Lovett.

Item 14. Principal Accounting Fees and Services

        The information contained under the heading "Fees Paid to Principal Accountants" in the Proxy Statement is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CardioTech International, Inc.:

        We have audited the accompanying consolidated balance sheet of CardioTech International, Inc. as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. at March 31, 2004 and the consolidated results of its operations and its cash flows for the years ended March 31, 2004 and 2003 in conformity with United States accounting principles.

                      Ernst & Young LLP

Boston, Massachusetts
June 4, 2004,
except for Note R,
as to which the date is June 21, 2004

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,117,000
Accounts receivable—trade, net of bad debt allowance of $201,000	3,280,000
Accounts receivable—other	265,000
Note receivable—related party	10,000
Inventory	4,567,000
Prepaid expenses	99,000

Total Current Assets	15,338,000
Property and equipment, net	4,661,000
Amortizable intangible assets, net	968,000
Goodwill	1,638,000
Other non-current assets	220,000
Investment in CorNova, Inc.	50,000

Total Assets	$22,875,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving line of credit	$730,000
Accounts payable	1,631,000
Accrued expenses	760,000
Note payable—related party	10,000
Deferred revenue	156,000

Total Current Liabilities	3,287,000
Deferred rent	220,000
Stockholders' Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and none outstanding as of March 31, 2004	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 17,699,931 issued and 17,654,854 outstanding as of March 31, 2004	177,000
Additional paid-in capital	32,041,000
Accumulated deficit	(12,675,000)
Accumulated other comprehensive income	7,000

19,550,000
Less: treasury stock, 45,077 shares at cost as of March 31, 2004	(182,000)

Total Stockholders' Equity	19,368,000

Total Liabilities and Stockholders' Equity	$22,875,000

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2004	2003
Revenue:
Product sales	$21,323,000	$2,880,000
Research grants and contracts	—	88,000
Royalties	476,000	426,000

	21,799,000	3,394,000
Operating Expenses:
Cost of product sales	15,670,000	2,062,000
Cost of research grants and contracts	—	61,000
Research and development	1,065,000	313,000
Selling and marketing	2,572,000	234,000
General and administrative	3,083,000	1,712,000
Severance payment	372,000	—
Non-cash compensation and research contract expense(1)	1,171,000	19,000

	23,933,000	4,401,000

Loss from operations	(2,134,000)	(1,007,000)

Interest and Other Income and Expense:
Interest expense	(70,000)	—
Interest income	45,000	44,000
Other income	645,000	—

Other income, net	620,000	44,000
Equity in loss of CorNova, Inc.	(1,000)	—

Net Loss	$(1,515,000)	$(963,000)

Net loss per common share, basic and diluted	$(0.10)	$(0.11)

Shares used in computing net loss per common share, basic and diluted	15,420,736	9,129,454

(1)
For the year ended March 31, 2004 non-cash compensation and research contract expense included $210,000 of research contract costs and $961,000 of general and administrative expenses. For the year ended March 31, 2003, $19,000 was a general and administrative expense.

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended March 31, 2004 and 2003

	Common Stock
						Subscription Receivable from Related Parties
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income		Treasury Stock	Total Stockholders' Equity
Balance as of April 1, 2002	9,158,601	$91,000	$16,078,000	$(10,197,000)	$—	$(490,000)	$(48,000)	$5,434,000
Issuance of common stock in connection with exercise of stock options	69,665	1,000	71,000	—	—	—	—	72,000
Fair value of options granted to consultants	—	—	19,000	—	—	—	—	19,000
Interest due on officer's notes	—	—	—	—	—	(28,000)	—	(28,000)
Payment of note receivable from related party	—	—	—	—	—	60,000	—	60,000
Write-off of note receivable	—	—	—	—	—	280,000	—	280,000
Purchase of stock for treasury, at cost	—	—	—	—	—	—	(117,000)	(117,000)
Net loss	—	—	—	(963,000)	—	—	—	(963,000)

Balance as of March 31, 2003	9,228,266	92,000	16,168,000	(11,160,000)	—	(178,000)	(165,000)	4,757,000
Issuance of common stock in connection with exercise of stock options	2,354,190	24,000	4,960,000	—	—	—	—	4,984,000
Issuance of common stock in connection with exercise of warrants	1,158,900	12,000	1,758,000	—	—	—	—	1,770,000
Fair value of options granted to consultants	—	—	92,000	—	—	—	—	92,000
Fair value due to modification of warrant terms	—	—	344,000	—	—	—	—	344,000
Issuance of shares related to the Gish merger	4,901,817	49,000	8,162,000	—	—	—	—	8,211,000
Issuance of shares related to the Dermaphylyx merger	3,827	—	21,000	—	—	—	—	21,000
Investment in CorNova, Inc.	12,931	—	75,000	—	—	—	—	75,000
Issuance of common stock to Implant Sciences per contract terms	40,000	—	249,000	—	—	—	—	249,000
Interest due on officer's notes	—	—	—	—	—	(9,000)	—	(9,000)
Payment of interest due on officers' notes	—	—	—	—	—	37,000	—	37,000
Note receivable from related party	—	—	—	—	—	(166,000)	—	(166,000)
Payment of note receivable from related party	—	—	—	—	—	26,000	—	26,000
Payment of subscription receivable	—	—	—	—	—	290,000	—	290,000
Issuance of treasury shares, at cost	—	—	212,000	—	—	—	163,000	375,000
Purchase of stock for treasury, at cost	—	—	—	—	—	—	(180,000)	(180,000)
Comprehensive income from CorNova, Inc.	—	—	—	—	7,000	—	—	7,000
Net loss	—	—	—	(1,515,000)	—	—	—	(1,515,000)

Balance at March 31, 2004	17,699,931	$177,000	$32,041,000	$(12,675,000)	$7,000	$—	$(182,000)	$19,368,000

The accompanying notes are an integral part of these consolidated financial statements

CARDIOTECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2004	2003
Cash flows from operating activities:
Net Loss	$(1,515,000)	$(963,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to treasury shares issued	293,000	—
Fair value ascribed to options granted to nonemployees	92,000	19,000
Discount value ascribed to options granted to consultant	232,000	—
Compensation expense related to modification of warrants	344,000	—
Non-cash research contract expense	210,000	—
Equity in net loss of CorNova, Inc.	1,000	—
Decrease in carrying value of CorNova, Inc.	32,000	—
Depreciation and amortization	1,092,000	220,000
Loss on disposal of fixed assets	—	2,000
Interest on officer's notes	—	(28,000)
Provision for doubtful accounts	—	33,000
Deferred rent	(42,000)	—
Changes in assets and liabilities:
Accounts receivable—trade	(117,000)	(273,000)
Accounts receivable—other	(71,000)	33,000
Inventory	(398,000)	(46,000)
Prepaid expenses and other current assets	155,000	27,000
Accounts payable	371,000	125,000
Accrued expenses	(139,000)	136,000
Deferred revenue	(109,000)	40,000

Net cash provided by (used in) operating activities	431,000	(675,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,447,000)	(72,000)
Decrease (Increase) in other non-current assets	484,000	(421,000)
Payment of acquisition costs, net of cash acquired	(498,000)	—
Repayment of note receivables from officers and directors	290,000	—

Net cash used in investing activities	(2,171,000)	(493,000)

Cash flows from financing activities:
Repayment on revolving line of credit	(474,000)	—
Net proceeds from issuance of common stock related to stock option and warrant exercises	6,503,000	71,000
Proceeds from repayment of notes receivable	—	60,000
Purchase of treasury stock	(111,000)	(117,000)

Net cash provided by financing activities	5,918,000	14,000

Net increase (decrease) in cash and cash equivalents	4,178,000	(1,154,000)
Cash and cash equivalents at beginning of period	2,939,000	4,093,000

Cash and cash equivalents at end of period	$7,117,000	$2,939,000

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

        The Company acquired Gish Biomedical Inc. ("Gish") on April 7, 2003. Gish manufactures certain single use medical devices and medical devices that have a disposal component. These products are marketed primarily to hospitals through direct sales representatives and distributors domestically and internationally through distributors. Gish's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage. (Refer to Note J for further discussion of acquisition.)

        In July 1999, Dermaphylyx International, Inc. ("Dermaphylyx"), a related party, was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech International, Inc., effective March 12, 2004 and is now a wholly owned subsidiary of CardioTech. Due to CardioTech's controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Prior to December 31, 2003, the operations and total assets of Dermaphylyx were not material to CardioTech. Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc., which was approximately $21,000.

        The Company is headquartered in Wilmington, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities. CDT operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota. Gish's office and manufacturing facilities are located in Rancho Santa Margarita, California.

        Effective March 5, 2004 the Company exchanged 12,931 shares of its common stock for 1,500,000 shares of common stock of CorNova, Inc., which currently represents an ownership interest of 30%. CorNova is a development stage enterprise, formed to develop a drug eluding stent based upon the Company's Chronoflex technology.

A. Summary of Significant Accounting Policies

Basis of Presentation

        CardioTech was incorporated in March 1993. CardioTech and CardioTech International, Ltd. ("CTL") were spun off of PolyMedica Industries, Inc. ("PMI") in June 1996. CardioTech Acquisition Corp, a wholly-owned subsidiary of the Company, was incorporated in April 1999. CTL was sold in November 2000.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's investment in CorNova is accounted for using the equity method of accounting.

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

Supplemental Disclosure of Cash Flow Information

        For fiscal years ended March 31, 2004 and 2003, the Company received interest income of $45,000 and $44,000 respectively. For fiscal year ended March 31, 2004, the Company paid interest expense of $70,000 and in fiscal 2003 there was no interest expense paid. For fiscal years ended March 31, 2004 and 2003, the Company paid income taxes of $7,000 and $2,000 respectively. During fiscal 2004, the Company had the following three non-cash items: (i) the issuance of 4,901,817 shares related to the Gish merger, (ii) the issuance of 12,931 shares related to the investment in CorNova, Inc., and (iii) the issuance of 3,827 shares related to Dermaphylyx merger.

Revenue Recognition—Product, Research and Royalty Revenue

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

        Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers by Gish for the year ended March 31, 2004 of $481,000 have been recorded as revenue.

        In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for revenue arrangements entered into after June 15, 2003. Adoption of this statement did not have an effect on our consolidated financial position or results of operations.

Research and Development Expense

        Research and development expense consists primarily of salaries and is charged to expense as incurred.

Reporting Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the years ended March 31, 2004 and 2003, the Company's only item of other comprehensive income was its equity in unrecognized holding gains on securities classified as available for sale, recorded by CorNova, Inc.

Basic and Diluted Earnings Per Share

        The Company follows SFAS No. 128, "Earnings Per Share," where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. At March 31, 2004 and March 31, 2003 exercisable options of 4,048,773 and 3,919,236 respectively, were excluded from the earnings per share calculation because they are considered antidilutive. At March 31, 2004 there are no warrants outstanding to purchase shares of the Company's common stock.

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

Property and Equipment

        Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease, and the Company's building is depreciated using the straight-line method over 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company records construction in process in the appropriate asset category and commences depreciation upon completion and commencement of use of the asset.

Inventory

        Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following at March 31, 2004.

Raw materials	$2,063,000
Work in progress	768,000
Finished goods	1,736,000

Total inventories	$4,567,000

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

Intangible Assets and Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets, which include property and equipment and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the reliability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Property and equipment and amortizable intangibles are subject to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, "Goodwill and Other Intangible Assets."

        In accordance with the annual impairment test requirement of SFAS No. 142, the Company completed the first step of the traditional goodwill impairment test during the last quarter of fiscal 2004, based on the amount of goodwill as of December 31, 2003. The Company utilized a third party independent valuation to determine the fair value of each of its reporting units. Based on the results of the first step of the goodwill impairment test, the Company has determined that the fair value of each of reporting units exceeded the carrying amounts and, therefore, no goodwill impairment existed as of March 31, 2004. As a result, the second step of the goodwill impairment test is not required to be completed. As of March 31, 2004, management is not aware of any events that would cause them to conclude that any indicators of impairment exist. The Company will be required to continue to perform a goodwill impairment test on at least an annual basis and the next test is scheduled during the quarter ending March 31, 2005.

        As of March 31, 2004, CardioTech had unamortized goodwill of $1,638,000 and amortizable identifiable intangible assets of $968,000. Amortization expense related to identifiable intangible assets that will continue to be amortized in the future is approximately $192,000 for the fiscal year ended March 31, 2004.

        The estimated amortization expense related to other identifiable intangible assets for the next five years is as follows:

Year
2005	$192,000
2006	$192,000
2007	$118,000
2008	$110,000
2009	$110,000

Stock Based Compensation

        The Company accounts for stock options granted to employees under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company also has issued options to non-employees for services provided to the Company. Such options have been accounted for at fair value in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. Such compensation expense for non-employees is recognized based on the vested portion of the compensation cost at the respective balance sheet dates, is included in non-cash compensation expense in the accompanying statement of operations.

        Had compensation cost for the Company's stock option grants to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

	Year Ended March 31
	2004	2003
Net loss, as reported	$(1,515,000)	$(963,000)
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	$(2,790,000)	$(841,000)

Pro forma, net loss	$(4,305,000)	$(1,804,000)
Basic and diluted loss per share
As reported	$0.10	$0.11
Pro forma	$0.28	$0.20

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

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

        The Executive Compensation Structure that The Compensation Committee approved provides an anti-dilution provision for Michael Szycher, the Company's President and CEO. This provision ensures that Michael Szycher's percentage of ownership (20.8%) will be the same after the Gish transaction as it was before. Upon completion of the Gish transaction, Michael Szycher was granted fully vested stock options for 1,017,330 shares at an exercise price of $0.92, the fair market value at the time of the merger.

        The fair value of each option granted during the fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	None	None
Expected volatility	80.00%	80.00%
Risk-free interest rate	3.38%—4.40%	4.90%
Expected life	10 years	10 years
Fair value of options granted	$1.64	$0.92

Fair Value of Financial Instruments

        The fair value of cash and cash equivalents, receivables and payables at March 31, 2004 approximate their carrying amount due to the short maturities of these items. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligation approximates fair value. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

        All of the Company's cash and cash equivalents are maintained by major financial institutions.

        The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. The Company's subsidiary CDT requires new customers to pay a deposit prior to any work being performed, which is recorded as a current liability. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at March 31, 2004. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

Reclassifications

        Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of FIN 46 did not have a material impact on its consolidated results of operations and financial position.

        On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of SFAS No. 150 are effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of its operations.

        In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for revenue arrangements entered into after June 15, 2003. Adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

B. Related Party Transactions

        In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units as part of the Fechtor Detwiler 1998 private placement offering of the Company's common stock and warrants exercisable until December 15, 2003 to purchase the Company's common stock. A note in the aggregate principal amount of $200,000 issued by these officers to the Company funded the purchase of the units. The terms of the note provide for each executive to repay the note with interest at 4.25% per annum, within five years. The promissory notes, which are full recourse against the maker with respect to any amount due under the promissory notes, were secured by the common stock and warrants underlying the units. The principal balance outstanding of $150,000 was due on December 15, 2003. The Company received notification from a former officer and a current board member of their intention to exercise the warrants prior to December 15, 2003. Their payments for the exercise of the warrants were received after the December 15, 2003 expiration date, however the Company allowed for the exercise of those warrants. This effective modification of the warrants resulted in a non-cash compensation expense of $344,000. In applying generally accepted accounting principles (GAAP), the acceptance of the late payments on the warrant exercise represents a modification of the award and is treated as if a new award was granted on the date of modification. The intrinsic value of the awards on the date of the modification was recorded as non-cash compensation expense in the accompanying statement of operations.

        Effective June 18, 2003, the Company and one of the Company's consultants executed a full recourse promissory note for $26,250 related to the exercise of stock options bearing interest at 6% with payments due monthly as the shares exercised are sold. During the quarter ended September 30, 2003 the consultant paid this promissory note and all related interest in full.

        In July 1999, Dermaphylyx International, Inc., a related party, was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech International, Inc., pursuant to which it became a wholly owned subsidiary of CardioTech. Due to CardioTech's controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Prior to December 31, 2003, the operations and total assets of Dermaphylyx were not material to CardioTech. Since July 1999, the year Dermaphylyx was incorporated, all development expenses have been paid by CardioTech International, Inc.

        Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc., as of December 31, 2003, which was approximately $21,000.

C. License Agreements

        Polymedica Corporation (NASDAQ: "PLMD") granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PLMD in the implantable devices and materials field (collectively, "PLMD Licensed Technology"). CardioTech, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to PLMD Licensed Technology and all such inventions shall be exclusively licensed to PLMD for use by PLMD in fields other than the implantable devices and materials field. There are no financial commitments of CardioTech related to this license.

D. Property and Equipment

        Property and equipment at March 31, 2004 consists of the following:

Land	$500,000
Building	1,633,000
Machinery, Equipment, and Tooling	2,244,000
Furniture, fixtures and office equipment	391,000
Leasehold improvements	1,285,000

6,053,000
Less accumulated depreciation and amortization	(1,392,000)

$4,661,000

        Depreciation expense for property and equipment for the fiscal years ended March 31, 2004 and 2003 was approximately $900,000 and $138,000, respectively. Construction in process of $379,000 was included in the Building category and was not completed or in use at March 31, 2004, and, accordingly, depreciation of this asset had not commenced at March 31, 2004.

E. Income Taxes

        Reconciliation between the Company's effective tax rate and the United States statutory rate is as follows:

	2004	2003
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.0%	3.7%
Non deductible expenses	(17.0)%	(3.2)%
Change in valuation allowance	(22.0)%	(34.5)%

Effective tax rate	0.0%	0.0%

        A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of this asset. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2004:

Deferred Tax Assets:
Net operating loss carry forwards	$7,058,000
Tax credits	77,000
Inventory and receivable allowances	515,000
Accrued expenses deductible when paid	257,000
Depreciation and amortization	96,000

Deferred tax assets before valuation allowance	8,003,000
Valuation allowance	(8,003,000)

Net deferred tax asset	$—

        As of March 31, 2004, the Company had federal and state net operating loss carry forwards of approximately $17,558,000 and $17,009,000, respectively, available to offset future taxable income, that expire between 2019 through 2025. Approximately $11,349,000 of the Federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish.

F. Concentration of Credit Risk and Major Customers

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with high credit, quality financial institutions. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. As of March 31, 2004 the Company believes it has no significant concentration of credit risks. One sales representative organization comprised 10% of the Company's net sales in fiscal 2004.

G. Lease Commitments

        Aggregate future minimum rental payments on a cash basis required under operating leases for the Rancho Santa Margarita, Irvine, and Plymouth facilities are as follows:

Fiscal year ended March 31	Rancho Santa Margarita	Irvine	Plymouth
2005	$449,000	$161,000	$127,000
2006	463,000	124,000	127,000
2007	477,000	—	130,000
2008	491,000	—	131,000
2009	506,000	—	142,000
Thereafter	966,000	—	—

	$3,352,000	$285,000	$657,000

        Rent expense charged to operations was $786,000 and $330,000 for each of the years ended March 31, 2004 and 2003.

H. Revolving Line of Credit

        When acquired, Gish had a $4,000,000 revolving line of credit, expiring in February 2005. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.0% at March 31, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000 and to achieve positive net income on a rolling three-month basis.

        At March 31, 2004, Gish had borrowed $730,000 under the revolving line of credit and would have been entitled to borrow an additional $1,629,000.

        During the 2004 fiscal year, Gish had periods when it was in default of a covenant under its revolving line of credit, which requires Gish to achieve net income on a rolling three-month basis. Gish has received a waiver from its lender for the defaults and Gish is currently in compliance with its covenants.

I. Stockholders' Equity

  Common Stock Options and Warrants

        The Company issued 2,354,190 shares of common stock during year ended March 31, 2004, as a result of the exercise of options by employees and consultants, generating cash proceeds of $4,984,000 and issued 1,158,900 shares of common stock as a result of the exercise of warrants, generating cash proceeds of $1,770,000. The issuance of 40,000 shares of common stock to Implant resulted in net proceeds of $40,000. During the first quarter of fiscal 2004, the Company issued 4,901,817 shares of common stock as part of the Gish Biomedical merger transaction. During the forth quarter of fiscal 2004 the Company issued 3,827 shares of common stock as part of the Dermaphylyx transaction and 12,931 shares of common stock in exchange for an equity interest in CorNova, Inc.

        During the 2004 fiscal year, the Company recorded non-cash compensation expense of $92,000 related to options granted to non-employees.

        On January 26, 2004, the Board of Directors of CardioTech retained a consultant for a period of six months to continue to represent CardioTech to the investment community. Services to be performed are 1) create greater awareness in the brokerage community for CardioTech and, 2) to advise CardioTech on market conditions. Fees for the these services will include (a) all pre-approved out-of-pocket expenses, and (b) the periodic grant of stock options in tranches, up to a maximum aggregate grant of 1,000,000 shares. The options will have an exercise price equal to 75% of the closing price for the day prior to the date of each grant, and will expire three months from the grant date. This agreement may be renewed by the mutual consent of the parties hereto at such terms as shall be mutually agreed to by the parties. During the three-month period ended March 31, 2004, the Company granted options under this consulting agreement to purchase 150,000 shares. The consultant exercised the options during the three-month period ended March 31, 2004 and proceeds from the exercise of these options totaled $697,000. The Company has recorded an expense of $232,000 for the difference between the proceeds received and the fair market value of the options on the date of grant. During the fiscal year ended March 31, 2003, the Company wrote-off a note receivable from this consultant for $280,000 as it deemed it uncollectible at that time. The Company reasoned that this note receivable was over two years old, therefore it was appropriate to record the expense during the fiscal year ended March 31, 2002. The note was originally issued by the Company for the exercise of 200,000 options to purchase shares of common stock. The Company has received payments totaling $237,000 during fiscal 2004, which have been recorded as other income in the accompanying consolidated statement of operations. The Company expects to recover the remaining $43,000 during fiscal 2005. During Fiscal 2004, this same consultant exercised options, granted (at the fair market value on the date of grant) and vested in fiscal years prior to fiscal 2004, for 1,000,000 shares at a total purchase price of $2,695,000.

  Treasury Stock and other transactions

        During the second quarter of fiscal 2004, the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the Consolidated Statement of Operations for 2004 fiscal year. Subsequently, two board members returned the stock to the Company. The 10,000 shares returned were recorded at the fair market value on December 9, 2003 by increasing additional paid in capital and treasury stock by $68,000. In January 2001, the Board of Directors of the Company authorized the purchase of up to 250,000 shares of the Company's common stock of which 114,255 shares have been purchased at March 31, 2004. Subsequent to March 31, 2004, the Board of Directors authorized the purchase of up to 500,000 of additional shares of the Company's common stock. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and price deemed appropriate by management.

        During the 2004 fiscal year, the Company received $150,000 in payments on officer notes, which had been included in subscription receivable from related parties. During the 2004 fiscal year, the Company recorded additional subscription receivable of $140,000 due to the issuance of stock to holders of options and warrants, prior to receiving payment of the related exercise price. Their payments for the exercise of the warrants were received after the December 15, 2003 expiration date, however the Company allowed for the exercise of those warrants. During the fourth quarter of fiscal 2004, these subscription receivables were paid in full.

J. Acquisitions

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

        From the third party valuations, the Company originally recorded intangible assets of $906,000 and goodwill of $631,000. Goodwill was adjusted to $554,000 during the three months ended December 31, 2003. Analysis of Gish's allowance for doubtful accounts resulted in a reduction of $77,000 in the carrying value of the goodwill. The intangible assets are for customer intangibles of $644,000 and technology intangibles of $262,000. The customer intangibles that meet the criteria for recognition include customer lists, order or production backlog, customer contracts and the related customer relationships, and non contractual customer relationships. Customer intangible assets are assumed to have a seven year life. The technology intangible assets represent value attributable to propriety knowledge and processes that have been developed or purchased by a company and are recognized as actually providing, or having the potential to provide, significant competitive advantages or product differentiation. The technology intangible assets are assumed to have a fifteen year life.

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

UNAUDITED PRO FORMA COMBINED CONDENSED
CONSOLIDATED STATEMENT OF INCOME

For the year ended March 31, 2003
Net Sales	$21,103,000

Net loss	$(1,950,000)

Net loss per common share:
Basic and diluted(1)	$(0.14)

Shares used in computing net loss per common share:
Basic and diluted(2)	14,031,271

(1)
Gish Biomedical, Inc. net loss per common share basic and diluted calculated on a proforma basis based on proforma common stock discussed in (2).

(2)
Gish Biomedical, Inc. pro forma common stock based upon the issuance of 4,901,817 of CardioTech International, Inc. common stock.

K. Enterprise and Related Geographic Information

        The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2004 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales.

        Sales to foreign customers (primarily Europe and Asia) aggregated approximately $3,247,000 in 2004.

L. Supplemental Disclosures for Stock-Based Compensation

        CardioTech's 1996 Employee, Director and Consultants Stock Option Plan (the "1996 Plan") was approved by CardioTech's Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, the Company's shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the "2003 Plan"), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company. A similar provision is not included the 2003 Plan. Normally options garnted expire ten years from the grant date.

        During fiscal 2003, the Company issued options to a consultant to purchase 35,000 shares of the Company's common stock, which were valued at fair market value using the Black Scholes option-pricing model. These options vest over a 24 month period. During fiscal 2004 and 2003, the Company expensed $56,000 and $16,000, respectively, related to the options.

        Activity under the Plans for the years ended March 31, 2004 and 2003 is as follows:

	Number of Options	Weighted average exercise price
Outstanding April 1, 2002	4,476,396	$1.66
Granted	182,119	1.58
Cancelled	(215,628)	1.55
Exercised	(69,665)	1.02

Outstanding March 31, 2003	4,373,222	1.67
Granted	2,880,304	2.45
Cancelled	(54,488)	1.85
Exercised	(2,354,190)	2.11

Outstanding March 31, 2004	4,844,848	$1.97

        Weighted average fair value of the options granted in fiscal 2004 was $2.45. As of March 31, 2004, 809,539 shares were issued under the 2003 Stock Option Plan.

        Summarized information about stock options outstanding at March 31, 2004 is as follows:

		Weighted Average Remaining Contractual Life		Exercisable
			Weighted Average Exercise Price
Range of Exercise Prices	Number of Options Outstanding			Number of Options	Weighted Average Exercise Price
$0.28—$0.92	1,521,002	8.1	$0.85	1,521,002	$0.85
$1.04—$1.95	1,948,092	6.2	$1.53	1,850,274	$1.52
$2.06—$3.06	368,839	6.4	$2.63	352,692	$2.61
$4.04—$4.04	833,915	9.7	$4.04	263,121	$4.04
$5.40—$5.40	173,000	9.8	$5.40	61,684	$5.40

$0.28—$5.40	4,844,848	7.5	$1.97	4,048,773	$1.59

        The Executive Compensation Structure that The Compensation Committee for the Gish transaction approved provides an anti-dilution provision for Michael Szycher. This provision ensured that Michael Szycher's percentage of ownership (20.8%) would be the same after the Gish transaction as it was before. Upon completion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92. Similar awards may be granted in the future for acquisitions or equity based transactions.

        Options exercisable at March 31, 2004 and March 31, 2003 were 4,048,773 and 3,919,236, respectively. At March 31, 2004 there were no shares remaining to be granted under the 1996 Stock Option Plan and 2,190,461 shares were available for grant under the 2003 Stock Option Plan. Of the shares available for grant at March 31, 2004, 850,000 shares are reserved for potential issuance in connection with the agreement with a consultant described in Note I. Subsequent to March 31, 2004, the Board of Directors granted Michael Szycher options to purchase 250,000 shares of the Company's common stock, subject to yet to be determined fiscal 2005 performance requirements.

        During fiscal 2004, 1,158,900 warrants were exercised, resulting in net cash proceeds of approximately $1,770,000. At March 31, 2004 there were no warrants outstanding to purchase shares of the Company's common stock.

M. Intangible Assets

        Intangible assets consist of the following at March 31:

	Estimated Useful Life	2004
Customer intangibles—CDT	5 years	$412,000
Less—Accumulated amortization		(240,000)

Customer intangibles, net		$172,000

Customer intangibles—Gish	7 years	$644,000
Less—Accumulated amortization		(92,000)

Customer intangibles, net		$552,000

Technology intangibles—Gish	15 years	$262,000
Less—Accumulated amortization		(18,000)

Technology intangibles, net		$244,000

Goodwill		$2,367,000
Less—Accumulated amortization		(729,000)

Goodwill, net		$1,638,000

N. Other Agreements

        In March 2000, Implant Sciences Corporation (AMEX:IMX) entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant's proprietary radioactive brachytherapy technology. During fiscal 2001, the Company was paid $50,000 by Implant pursuant to the aforementioned agreement. The joint research and development agreement provides for the Company to develop the polyurethane coating instrumental in the development of a polyurethane coated drug-eluting stent and for the Company to grant Implant a perpetual worldwide exclusive license to use, sublicense and otherwise deal in any technology developed by the Company in connection with the development of the stents. In consideration of the research, development and technology transfer, Implant paid the Company $150,000 in cash pursuant to a milestone schedule. In addition, Implant agreed to purchase 100,000 shares of CardioTech's common stock at a price of $1.00 per share upon the achievement of certain milestones specified in the agreement. On April 18, 2002, Implant purchased 60,000 shares of the Company's common stock at $1.00 per share. On November 26, 2003, Implant purchased 40,000 shares of the Company's common stock at $1.00 per share.

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

        On November 26, 2003, Implant accepted the Company's final report covering the joint research program on developing a drug-eluting stent. On November 26, 2003, Implant paid the Company $75,000; $35,000 was the final payment on the research program and $40,000 was payment for the purchase of 40,000 shares of the Company's common stock at the price of $1.00 per share. The issuance of 40,000 shares of the Company's common stock to Implant resulted in a non-cash expense of approximately $210,000. The excess of the fair value of the total award on November 26, 2003 was recorded as non-cash research and development expense and included in the accompanying statement of operations. As of November 26, 2003, Implant has paid the Company the entire $250,000 due under this joint research agreement. Implant and the Company have no further obligations under this agreement.

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

O. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Write Offs	Balance at End of Period
Year Ended March 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$92,000	$24,000	$80,000	$5,000	$201,000
Excess and obsolescence reserve	$15,000	$48,000	$472,000	$(163,000)	$372,000
Total	$107,000	$72,000	$552,000	$(158,000)	$573,000
Year Ended March 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$70,000	$33,000		$11,000	$92,000
Excess and obsolescence reserve	$15,000	—		—	$15,000
Total	$85,000	$33,000		$11,000	$107,000

P. Benefit Plan and Employment Agreement

        The Company has several Salary Reduction Profit Sharing Plans ("the Plans"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. Total Company contribution to the Plans was $27,000 in the 2004 fiscal year.

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

Q. Investment in CorNova, Inc.

        An Exchange and Venture Agreement (the "Agreement") was entered into on March 5, 2004 by and among CardioTech, Implant, and CorNova, Inc. ("CorNova"). Cornova is a start-up company, incorporated as a Delaware corporation on October 12, 2003. CorNova's focus will be the development of a next-generation drug-eluting stent. On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the "Contributory Shares"), respectively, in exchange for 1,500,000 shares, each, of CorNova's common stock. The number of Contributory Shares issued reflects the fair market value of CardioTech's and Implant's common stock as of November 18, 2003, for an aggregate value of $75,000 each. This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

        Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the "Series A Financing"), CardioTech and Implant will each issue additional shares of their common stock (the "Investment Shares"), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding each relevant closing of the Series A Financing. In addition to the issuance of its common stock upon the completion of a Series A Financing, CardioTech will also grant to CorNova an exclusive license for the technology consisting of Chronoflex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

        Both the Contributory Shares and the Investment Shares (collectively, the "Securities") are restricted securities within the meaning of Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"), and none of the Securities may be sold except pursuant to an effective registration statement under the Securities Act or under the securities laws of any state, or in a transaction exempt from registration under the Securities Act.

        During fiscal 2004, the Company used the equity method of accounting and recorded equity in the net loss of CorNova of $1,000, equity in comprehensive income of CorNova of $7,000 (related to unrealized holding gains on securities classified as available-for-sale), and recorded a charge of $32,000, reducing its original $75,000 investment to $50,000 at March 31, 2004.

R. Subsequent Events

  Authorization of Company Buy-Back of Common Stock

        On June 21, 2004 the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's common stock. In June 2001 the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock, of which 114,255 shares have been purchased at March 31, 2004. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

  Stock Option Grant

        On April 1, 2004 the Board of Directors granted Michael Szycher options to purchase 250,000 shares of the Company's common stock, subject to yet to be determined fiscal 2005 performance requirements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2003	CardioTech International, Inc.

	By:	Michael Szycher
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 25, 2004	Michael Szycher Chairman, Chief Executive Officer (Principal Executive Officer)
Dated: June 25, 2004	Michael F. Adams Director
Dated: June 25, 2004	Michael Barretti Director
Dated: June 25, 2004	Anthony J. Armini Director
Dated: June 25, 2004	Jerry Dorsey Director
Dated: June 25, 2004	William O'Neill, Jr. Director
Dated: June 25, 2004	Leslie M. Taeger Chief Financial Officer