Form 10QSB
period 2004-06-30
CARDIOTECH INTERNATIONAL INC
filed 2004-08-11
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.  0-28034

CardioTech International, Inc.

(Name of small business issuer as specified in its charter)

Massachusetts	04-3186647
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 657-0075

The number of shares outstanding of the registrant’s class of Common Stock as of July 27, 2004 was 17,666,384.  The Company held 54,077 shares in treasury as of July 27, 2004.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	March 31, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$6,263,000	$7,117,000
Accounts receivable - trade, net	3,285,000	3,280,000
Accounts receivable - other	296,000	265,000
Inventory	4,771,000	4,567,000
Prepaid expenses and other current assets	27,000	109,000
Total Current Assets	14,642,000	15,338,000

Property and equipment, net	4,604,000	4,661,000
Amortizable intangible assets, net	920,000	968,000
Goodwill	1,638,000	1,638,000
Other non-current assets	192,000	220,000
Investment in CorNova, Inc.	24,000	50,000
Total Assets	$22,020,000	$22,875,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Revolving line of credit	$152,000	$730,000
Accounts payable	1,233,000	1,641,000
Accrued expenses	724,000	760,000
Deferred revenue	291,000	156,000
Total Current Liabilities	2,400,000	3,287,000

Deferred rent	209,000	220,000

Stockholders’ Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and none outstanding as of June 30, 2004
Common stock, $.01 value, 50,000,000 shares authorized; 17,720,461 and 17,699,931 issued; and 17,666,384 and 17,654,854 outstanding, as of June 30, 2004 and March 31, 2004, respectively	177,000	177,000
Additional paid-in capital	32,082,000	32,041,000
Accumulated deficit	(12,625,000)	(12,675,000)
Accumulated other comprehensive income (loss)	(7,000)	7,000
	19,627,000	19,550,000
Less: treasury stock, 54,077 and 45,077 shares at cost as of June 30, 2004 and March 31, 2004, respectively	(216,000)	(182,000)
Total Stockholders’ Equity	19,411,000	19,368,000
Total Liabilities and Stockholders’ Equity	$22,020,000	$22,875,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED June 30,
	2004	2003
Revenue:
Product sales	$5,350,000	$5,533,000
Royalties	181,000	68,000
	5,531,000	5,601,000
Operating Expense:
Cost of product sales	3,767,000	3,948,000
Research and development	274,000	292,000
Selling and marketing	705,000	609,000
General and administrative	712,000	664,000
Severance payment	—	372,000
	5,458,000	5,885,000
Income (loss) from operations	73,000	(284,000)

Interest and other Income and Expense:
Interest expense	(13,000)	(21,000)
Interest income	8,000	6,000
Other income (Expense)	(5,000)	382,000
	(10,000)	367,000
Equity in loss of CorNova, Inc.	(12,000)	—

Net income	$51,000	$84,000

Net income per common share, basic	$0.00	$0.01

Net income per common share, diluted	$0.00	$0.01

Shares used in computing net income per common share, basic	17,664,498	13,178,840

Shares used in computing net income per common share, diluted	20,252,251	14,209,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net Income	$51,000	$83,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net loss of CorNova, Inc.	12,000
Depreciation and amortization	259,000	262,000
Deferred rent	(11,000)	(12,000)
Changes in assets and liabilities:
Accounts receivable - trade, net	(5,000)	206,000
Accounts receivable - other	(31,000)	46,000
Inventory	(204,000)	(207,000)
Prepaid expenses and other current assets	82,000	187,000
Accounts payable	(408,000)	(355,000)
Accrued expenses	(36,000)	49,000
Deferred revenue	135,000	(71,000)

Net cash provided by (used) in operating activities	(156,000)	188,000

Cash flows from investing activities:
Purchase of property and equipment	(154,000)	(88,000)
Decrease in other non-current assets	28,000	45,000
Payment of acquisition costs, net of cash acquired	—	297,000

Net cash provided by (used) in investing activities	(126,000)	254,000

Cash flows from financing activities:
Net Borrowings (Repayment) on credit line	(578,000)	(282,000)
Net proceeds from issuance of common stock	41,000	89,000
Purchase of treasury stock	(35,000)	(26,000)

Net cash used in financing activities	(572,000)	(219,000)

Net increase (decrease) in cash and cash equivalents	(854,000)	223,000

Cash and cash equivalents at beginning of period	7,117,000	2,938,000

Cash and cash equivalents at end of period	$6,263,000	$3,161,000

Supplemental Disclosure of Cash Flow Information:
Interest received	$8,000	$6,000
Interest paid	$12,000	$21,000
Taxes paid	$5,000	$1,000

Non Cash Items:
Issuance of shares, Gish acquisition		$8,211,000
Promissory Note with related party		26,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.              Description of Business

CardioTech International, Inc. (including its subsidiaries, collectively “CardioTech” or the “Company”) is using its proprietary technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes, that has been demonstrated to be biocompatible and non -toxic.

Additionally, the Company is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services.  Devices designed, developed and manufactured for customers include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

The Company also is a manufacturer of certain single use medical devices and medical devices that have a disposal component. These products are marketed primarily to hospitals through direct sales representatives and distributors domestically and internationally through distributors. Primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.

In July 1999, Dermaphylyx International, (“Dermaphylyx”), a related party, was formed by certain affiliates of CardioTech to develop advanced wound healing products.  Dermaphylyx was merged into CardioTech International, Inc. effective March 12, 2004 and is now a wholly owned subsidiary of CardioTech.  Due to CardioTech’s controlling financial interest, Dermaphylyx has been consolidated in the financial statements of Cardiotech as of December 31, 2003.  Prior to December 31, 2003, the operation and total assets of Dermaphylyx were not material to CardioTech.  Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book valve of Dermaphylyx International, Inc., which was approximately $21,000.

 The Company is headquartered in Wilmington, Massachusetts, where it operates its biomaterials manufacturing and laboratory facilities and its wound dressing operations, operates contract research and development services and outsourced manufacturing from its facility in Plymouth, Minnesota, and manufactures specialized disposable medical devices at a  facility located in Rancho Santa Margarita, California.

Effective March 5, 2004 the Company exchanged 12,931 shares of its common stock for 1,500,000 shares of common stock of CorNova, Inc. which currently represents an ownership interest of 30%. CorNova is a development stage enterprise, formed to develop a drug eluding stent based upon the Company’s Chronoflex technology.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company’s investment in CorNova is accounted for using the equity method of accounting.

2.              Interim Financial Statements

The condensed consolidated financial information for the three months ending June 30, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period.  The results of operations for the three months ending June 30, 2004 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2004 filed with the Securities and Exchange Commission.

3.              Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts.  Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the three months ended June 30, 2004 and 2003 totaled $113,000 and $110,000, respectively, and have been recorded as revenue.

Reclassifications

Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

4.    Stock-Based Compensation

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

	Three months ended June 30,
	2004	2003
Net income , as reported	$51,000	$83,000
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	(456,000)	(227,000)
Pro forma, net loss	$(405,000)	$(144,000)

Basic income (loss) per share
As reported	$0.00	$0.01
Pro forma	$(0.02)	$(0.01)

Diluted income (loss) per share
As reported	$0.00	$0.01
Pro forma	$(0.02)	$(0.01)

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

The Executive Compensation Structure that The Compensation Committee approved provided an anti-dilution provision for Michael Szycher. This provision ensured that Michael Szycher’s percentage of ownership (20.8%) would be the same after the Gish transaction as it was before. Upon completion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92. Similar awards may be granted in the future for acquisitions or equity based transactions.

5.              Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the three months ended June 30, 2004 and 2003, the Company’s only item of other comprehensive income was its equity in unrecognized holding gains on securities classified as available for sale recorded by CorNova, Inc.

6.              Related Party Transactions

Effective June 18, 2003, the Company and one of the Company’s consultants executed a full recourse promissory note for $26,250 related to the exercise of stock options, bearing interest at 6%, with payments due monthly as the shares exercised are sold.  During the quarter ended September 30, 2003 the consultant paid this promissory note and all related interest in full.

7.              Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following :

	June 30, 2004	March 31, 2004

Raw materials	$2,059,000	$2,063,000

Work in progress	1,082,000	768,000

Finished goods	1,630,000	1,736,000

Total inventories	$4,771,000	$4,567,000

8.              Property and Equipment

Property and equipment consists of the following:

	June 30, 2004	March 31, 2004

Land	$500,000	$500,000

Building	1,734,000	1,633,000

Machinery, equipment and tooling	2,232,000	2,244,000

Furniture, fixtures and office equipment	456,000	391,000

Leasehold improvements	1,285,000	1,285,000

	6,207,000	6,053,000

Less accumulated depreciation and amortization	(1,603,000)	(1,392,000)

	$4,604,000	$4,661,000

Depreciation expense for property and equipment for the three months ended June 30, 2004 and 2003 was approximately $211,000 and $221,000 respectively.  Construction in process of $484,000 was included in the Building category and was not completed or in use at June 30, 2004, and, accordingly, depreciation of this asset had not commenced at June 30, 2004.

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

At June 30, 2004, options totaling 4,729,583 were dilutive, the average market price of the Company’s common stock exceeded their exercise price, resulting in shares assumed purchased from the proceeds of 2,141,830, therefore, 2,587,753 shares were included in the calculation of diluted earnings per share for the three months ended June 30, 2004. For the three months ended June 30, 2004, options totaling 488,336 were antidilutive and excluded from the diluted earnings per share computation.

At June 30, 2003, options totaling 2,981,563 were dilutive, the average market price of the Company’s common stock exceeded their exercise price, resulting in shares assumed purchased from the proceeds of 1,950,744, therefore, 1,030,819 shares were included in the calculation of diluted earnings per share for the three months ended June 30, 2003. For the three months ended June 30, 2003, options totaling 3,935,397 were antidilutive and excluded from the diluted earnings per share computation.

10.       Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2005 and 2004 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales.

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $945,000 and $873,000 in the three months ended June 30, 2004 and 2003, respectively.

11.   Acquisition

On April 7, 2003 the company consummated a merger with Gish Biomedical, Inc. (“Gish”). Gish stockholders received 1.3422 shares of CardioTech common stock for each share of Gish common stock that they owned. Holders of options to purchase Gish common stock received options to purchase 1.3422 shares of CardioTech common stock for every share of Gish common stock that they could purchase under the Gish option, at an exercise price per share equal to the exercise price of the Gish option divided by 1.3422. 4,901,817 shares of CardioTech common stock were issued to the Gish stockholders, representing approximately 35% of the total share outstanding as of March 31, 2003.

Gish, a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. All of Gish’s products are single use disposable products or have a disposable component. Gish’s primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post-operative blood salvage. The Gish subsidiary will continue to conduct its business in the Rancho Santa Margarita facility.

As of March 31, 2004, the total updated purchase price, net of cash acquired, was $8,772,000. The value of the common stock issued was determined based on the average market price of CardioTech’s common stock over a 25-day period before the terms of the acquisition were agreed to and announced. The purchase price includes the fair market value of stock options issued based on a Black Scholes calculation. There are no contingent payments or commitments outstanding nor was there any major restructuring of personnel or operations. The former president of Gish Biomedical, Inc., resigned as president of Gish on April 30, 2003 and per his contract, CardioTech agreed to pay him $372,000 over the next nineteen months. This amount was recorded as a compensation charge in the first quarter of fiscal 2004, and included in severance payment in the accompanying statement of operations.

The operating results of Gish have been included in the Company’s statement of operations beginning April 1, 2003.  The tables below summarize the fair values of the assets and liabilities assumed as of the date of acquisition.

From the third party valuations, the Company originally recorded intangible assets of  $906,000 and goodwill of $631,000.  Goodwill was adjusted to $554,000 during the three months ended December 31, 2003.  Analysis of Gish’s allowance for doubtful accounts resulted in a reduction of $77,000 in the carrying value of the goodwill.  The intangible assets are for customer intangibles of $644,000 and technology intangibles of $262,000.  The customer intangibles that meet the criteria for recognition include customer lists, order or production backlog, customer contracts and the related customer relationships, and non-contractual customer relationships.  Customer intangible assets are assumed to have a seven-year life.  The technology intangible assets represent value attributable to propriety knowledge and processes that have been developed or purchased by a company and are recognized as actually providing, or having the potential to provide, significant competitive advantages or product differentiation.  The technology intangible assets are assumed to have a fifteen-year life.

The following table summaries the fair values of the assets and liabilities assumed on the date of acquisition.  CardioTech has obtained third-party valuations of tangible assets and their effect is included in the table below.

As of April 1, 2003 Adjusted
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

13.       Revolving Line of Credit

In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.0% at June 30, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000 and to achieve positive income on a rolling three-month basis.

At June 30, 2004, the Company had borrowed $152,000 under the revolving line of credit and would have been entitled to borrow an additional $2,012,000.

14.       Stockholders’ Equity

During the three months ended June 30, 2004, the Company issued 24,412 shares of common stock as a result of the exercise of options by employees, generating cash proceeds of $41,000. During the three months ended June 30, 2004, the Company purchased 9,000 shares of common stock at a cost of $35,000.

During the three months ended June 30, 2003, the Company issued 124,216 shares of common stock as a result of the exercise of options by employees and consultants generating cash proceeds of $89,000 and a promissory note of $26,250. The Company also issued 4,901,817 shares of common stock as part of the Gish Biomedical merger transaction.

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

For the three months ended June 30, 2004 and 2003, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carrybacks.

16.  Investment in CorNova, Inc.

An Exchange and Venture Agreement (the “Agreement”) were entered into on March 5, 2004 by and between CardioTech, Implant Sciences Corporation and CorNova, Inc. (“CorNova”).  CorNova is a start-up company, incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus will be the development of a next generation drug-eluting stent.  On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock.  The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common Stock as of November 18, 2003, for an aggregate value of $75,000 each.  This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,00 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant will each issue additional shares of their common Stock (the “Investment Shares”), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding each relevant closing of the Series A Financing.  In addition to the issuance of its common stock upon the completion of a Series A Financing, CardioTech will also grant to CorNova an exclusive license for the technology consisting of Chronoflex DES Polymer, and or poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

Both the Contributory Shares and the Investments Shares (collectively, the “Securities”) are restricted securities within the meaning of Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended (the, “Securities Act”), and none of the Securities may be sold except pursuant to an effective registration statement under the Securities Act or under the securities laws of any state, or in a transaction exempt from registration under the Securities Act.

During the three months ended June 30, 2004, the Company used the equity method of accounting and recorded equity in the net loss of CorNova of $12,000, reducing its investment to $24,000 at June 30, 2004, and equity in comprehensive loss of CorNova of $14,000 (related to unrealized holding losses on securities classified as available for sale).

17.  Authorization of Company Buy-Back of Common Stock

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 133,255 shares have been purchased at June 30, 2004. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

18.  Common Stock Options

On April 1, 2004 the Board of Directors granted Michael Szycher options to purchase 250,000 shares of the Company’s common stock, of which 200,000 are subject to achieving certain fiscal 2005 performance requirements.

On January 26, 2004, the Board of Directors of CardioTech retained a consultant for a period of six months to continue to represent CardioTech to the investment community.  Services to be performed are 1.) create greater awareness in the brokerage community for CardioTech and, 2.) to advise CardioTech on market conditions.  Fees for these services will include (a) all pre-approved out of pocket expenses, and (b) the periodic grant of stock options in tranches, up to a maximum aggregate grant of 1,000,000 shares.  The options will have an exercise price equal to 75% of the closing price for the day prior to the date of each grant, and will expire three months from the grant date.  This agreement may be renewed by the mutual consent of the parties hereto at such terms as shall be mutually agreed to by the parties.  No options under this consulting agreement were granted during the three months ended June 30, 2004.

 During the three month period ended March 31, 2004, the Company granted options under this consulting agreement to purchase 150,000 shares.  The consultant exercised the options during the three month period ended March 31, 2004 and proceeds from the exercise of these options totaled $697,000.  In the three month period ended March 31, 2004,  the  Company  recorded  an  expense of $232,000 for the difference between the proceeds received and the fair market value of the options on the date of grant.  During the fiscal year ended March 31, 2002 the Company wrote-off a note from this consultant for $280,000 as it deemed it uncollectible at the time.  The Company reasoned that this note receivable was over two years old, therefore it was appropriate to record the expense during the fiscal year ended March 31, 2002. The note was originally issued by the Company for the exercise of 200,000 options to purchase shares of common stock.  The Company received payments totaling $237,000 during fiscal 2004, which were recorded as other income in fiscal 2004, none of which was received in the three months ended June 30, 2003.  The Company expects to recover the remaining $43,000 during fiscal 2005; during fiscal 2004, this same consultant exercised options, granted (at the fair market value on the date of grant) and vested in fiscal years prior to fiscal 2004, for 1,000,000 shares at a total purchase price of $2,695,000.

19.       Subsequent Event – Acceleration of Vesting of Stock Options

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004 all outstanding options are fully vested.  This action resulted in the immediate vesting of  options to purchase 922,503 shares of the Company’s common stock. No compensation cost is currently recognizable because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize a compensation expense. The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting. At July 8, 2004 the total potential compensation cost was $149,000.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2004 vs. June 30, 2003

The Company has adopted a Plan of Operation, which has a dual focus on the development of new cardiovascular products and the continued improvement and expansion of its medical device operations. The Company has managed its business in fiscal 2005 and 2004 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales. However, within this segment the Company serves a variety of customer needs.

The Company plans to continue its efforts towards the receipt of marketing approval in the European Union for its synthetic layered microporous coronary artery bypass graft trade named CardioPass.  The Company intends to seek approval from its notified body of a requirements list for the receipt of European Union marketing approval. The Company anticipates that research and development expenses will continue at a rate comparable with the current year until the requirements list for marketing approval is agreed to with the selected notified body. Future research and development expenses will depend on the requirements list. However, the Company has the ability to exercise a great deal of control over research and development expenditures to insure the efforts undertaken match the funds available. The Company is currently unable to estimate if or when it will receive marketing approval, however, its Plan is to receive the notified body’s approval of the requirements in this fiscal year, 2005. Research and development costs  for the three months ended June 30, 2004 and 2003 related to CardioPass, were not significant and comparable between the respective periods.

The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty per cent equity interest in CorNova. CorNova intends to complete its initial funding with the next twelve months by obtaining private investments totaling between $1,000,000 and $3,000,000, at which time the Company will be required to contribute shares of its common stock with a market value at the time of contribution of twenty-five per cent of the amount raised. CorNova’s Plan is to commence its product development activities prior to the completion of the initial funding. The stent will utilize a design similar to the CardioPass and the Company’s Chronoflex material. CorNova is in its initial stage of product development and is unable to accurately estimate when, or if, it will complete its product development efforts, obtain marketing approval or commence sales, however, it is CorNova’s Plan to have an initial non–drug eluding stent obtain market approval in the European Union in the next twelve months. The Company accounts for its investment in CorNova using the equity method of accounting and anticipates that CorNova will incur operating losses during its development stage period, the length of which cannot be determined at this time. For the three months ended June 30, 2004, the Company recorded a $12,000 charge for its equity in the net loss of CorNova, Inc. for the same period.

The cardiac surgery market is the primary market within the medical device industry that the Company serves. The Company generates revenue form the manufacture and sale of single use, disposable medical devices, from the  operation as an outsourcing source for medical device OEM and development companies,  from the manufacture, sale or license of technology of specialized  polymer based materials and the sale of wound dressings. Revenues of the Company for the three months ended June 30, 2004 and 2003 are comparable.

The Company’s Plan is to continue its gradual increase in market share and to identify strategic alliances and acquisition opportunities that are synergistic with its available production capabilities and/or our sales organization. The company has also previously announced that it is now marketing Gish Biocompatible Surface (GBS™) coating, which will now allow the Company to compete in the significant portion of the market that will only purchase coated products.

The increase in gross margin percentage to 29.6% for the three months ended June 30, 2004 from 28.6% for the three months ended June 30, 2003 resulted primarily from the mix of  disposable medical devices sold.

Research and development expenses for the three months ended June 30, 2004 and 2003 are comparable. The increase in selling and marketing expenses of  $96,000 for the three months ended June 30, 2004 compared to the same prior year period is due primarily to marketing efforts of the wound dressings and the Gish Biocompatible Surface (GBS™) coating. The increase in general and administrative expenses of $48,000 for the three months ended June 30, 2004 compared to the same prior year period, is due to an increase in the Company’s allowance for doubtful accounts at June 30, 2004.

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

During fiscal 2004, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent pursuant to a technology and license agreement relating to Chronoflex RC. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the three months ended June 30, 2003.

Liquidity and Capital Resources

Through June 30, 2004, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; the performance of outsourced research and development and manufacturing contracts and the manufacture and sale of specialized disposable medical devices.

During the three months ended June 30, 2004 the company used cash totaling $156,000 in operating activities as compared to generating cash of $188,000 for the same period in the prior year. The change related primarily to the increase in accounts receivable at June 30, 2004 compared to a decrease in accounts receivable at June 30, 2003. Fluctuations in accounts receivable balances are normal between periods.

During the three months ended June 30, 2004, stock options for 24,412 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $41,000 to the Company. No warrants were outstanding during the three months ended June 30, 2004. During the three months ended June 30, 2003, stock options for 124,216 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $89,000 to the Company. No warrants were exercised during the three months ended June 30, 2003.

During the three months ended June 30, 2004, the Company made open market purchases of 9,000 shares of the Company’s common stock at an aggregate cost of approximately $35,000. Accordingly, total shares held in treasury as of June 30, 2004 is 54,077 at an approximate cost of $216,000. During the three months ended June 30, 2003, the Company made open market purchases of 15,005 shares of the Company’s common stock at an aggregate cost of approximately $26,000.

In December 2000, Gish entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.00% at June 30, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve positive income on a rolling three-month basis, effective March 2003. At June 30, 2004, Gish had borrowed $152,000 under the revolving line of credit and would have been entitled to borrow an additional $2,012,000.

The Company’s future growth may depend upon its ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. CardioTech may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech’s capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech’s development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

As of June 30, 2004, CardioTech was conducting its operations with approximately $6,263,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. The Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA. in fiscal 2004 and will evaluate various options to subsequently mortgage the new building, if funds are required. Additionally, the Company had available $2,012,000 on its revolving line of credit at Gish. However, Gish’s loan agreement requires lender approval prior to the transfer or distribution of funds to an affiliate for other than normal business expense reimbursement.

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2004.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ending June 30, 2004.

Risk Factors and Forward Looking Statements

The following factors should be considered carefully in evaluating the Company and its business:

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results  of  operations.  The  reader  is  therefore  cautioned  not  to  place  undue  reliance  on  forward-looking  statements contained herein, which speak solely as of the date of this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.  This information in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB as of and for the year ended March 31, 2004, filed with the Securities and Exchange Commission.

Controls and Procedures

At the end of the period covered by this Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                   OTHER INFORMATION

Item 1.         Legal Proceedings

Not applicable

Item 2.         Changes in Securities and Use of Proceeds

Not applicable

Item 3.         Defaults upon Senior Securities

Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

Not applicable

Item 6.         Exhibits and Reports on Form 8-K:

(a)  Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On June 17, 2004 the Company filed a Form 8-K Item 7 to report the financial results for the year ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOTECH INTERNATIONAL, INC.

/s/ Michael Szycher, Ph.D.
Michael Szycher, Ph.D.
Chairman and Chief Executive Officer

/s/ Leslie M. Taeger
Leslie M. Taeger
Chief Financial Officer

Dated: August 11, 2004