Form 10QSB
period 2004-09-30
CARDIOTECH INTERNATIONAL INC
filed 2004-11-10
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s class of Common Stock as of October 30, 2004 was 17,684,221. The Company held 67,177 shares in treasury as of October 30, 2004.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	March 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$5,460,000	$7,117,000
Accounts receivable - trade, net	3,414,000	3,280,000
Accounts receivable - other	168,000	265,000
Inventory	4,882,000	4,567,000
Prepaid expenses and other current assets	381,000	109,000
Total Current Assets	14,305,000	15,338,000

Property and equipment, net	4,763,000	4,661,000
Amortizable intangible assets, net	872,000	968,000
Goodwill	1,638,000	1,638,000
Other non-current assets	289,000	220,000
Investment in CorNova, Inc.	9,000	50,000

Total Assets	$21,876,000	$22,875,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Revolving line of credit	$46,000	$730,000
Accounts payable	1,544,000	1,641,000
Accrued expenses	694,000	760,000
Deferred revenue	370,000	156,000
Total Current Liabilities	2,654,000	3,287,000

Deferred rent	197,000	220,000

Stockholders’ Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and none outstanding as of September 30, 2004
Common stock, $.01 value, 50,000,000 shares authorized; 17,744,398 and 17,699,931 issued; and 17,678,121 and 17,654,854 outstanding, as of September 30, 2004 and March 31, 2004, respectively	177,000	177,000
Additional paid-in capital	32,110,000	32,041,000
Accumulated deficit	(12,993,000)	(12,675,000)
Accumulated other comprehensive income (loss)	(12,000)	7,000
	19,282,000	19,550,000
Less: treasury stock, 66,277 and 45,077 shares, at cost, as of September 30, 2004 and March 31, 2004, respectively	(257,000)	(182,000)
Total Stockholders’ Equity	19,025,000	19,368,000

Total Liabilities and Stockholders’ Equity	$21,876,000	$22,875,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE SIX MONTHS ENDED September 30,
	2004	2003	2004	2003

Revenue:
Product sales	$5,108,000	$5,330,000	$10,458,000	$10,738,000
Royalties	181,000	125,000	362,000	193,000
	5,289,000	5,455,000	10,820,000	10,931,000
Operating Expense:
Cost of product sales	3,804,000	3,668,000	7,571,000	7,491,000
Research and development	267,000	332,000	541,000	624,000
Selling and marketing	691,000	649,000	1,395,000	1,258,000
General and administrative	886,000	705,000	1,597,000	1,369,000
Severance payment	—	—	—	372,000
Non-cash compensation	—	348,000	1,000	348,000
	5,648,000	5,702,000	11,105,000	11,462,000
Loss from operations	(359,000)	(247,000)	(285,000)	(531,000)

Interest and Other Income and Expense:
Interest expense	(7,000)	(20,000)	(20,000)	(41,000)
Interest income	8,000	14,000	16,000	21,000
Other income (Expense)	—	9,000	(5,000)	390,000
	1,000	3,000	(9,000)	370,000
Equity in loss of CorNova, Inc.	(10,000)	—	(22,000)	—

Net loss	$(368,000)	$(244,000)	$(316,000)	$(161,000)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.01)

Shares used in computing net loss per common share, basic and diluted	17,670,533	15,113,824	17,669,526	14,146,704

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net Loss	$(316,000)	$(161,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to treasury shares issued		293,000
Fair value ascribed to options granted to nonemployees	1,000	55,000
Other non cash expenses		4,000
Equity in net loss of CorNova, Inc.	22,000
Depreciation and amortization	511,000	539,000
Deferred rent	(23,000)	(25,000)
Changes in assets and liabilities:
Accounts receivable - trade, net	(134,000)	(76,000)
Accounts receivable - other	97,000	90,000
Inventory	(315,000)	(258,000)
Prepaid expenses and other current assets	(272,000)	127,000
Accounts payable	(97,000)	392,000
Accrued expenses	(66,000)	(74,000)
Deferred revenue	214,000	(52,000)

Net cash provided by (used in) operating activities	(378,000)	854,000

Cash flows from investing activities:
Purchase of property and equipment	(517,000)	(213,000)
Decrease (increase) in other non-current assets	(69,000)	16,000
Payment of acquisition costs, net of cash acquired		(441,000)

Net cash used in investing activities	(586,000)	(638,000)

Cash flows from financing activities:
Net Repayments on credit line	(684,000)	(216,000)
Net proceeds from issuance of common stock	69,000	2,048,000
Purchase of treasury stock	(78,000)	(63,000)

Net cash provided by (used in) financing activities	(693,000)	1,769,000

Net increase (decrease) in cash and cash equivalents	(1,657,000)	1,985,000

Cash and cash equivalents at beginning of period	7,117,000	2,939,000

Cash and cash equivalents at end of period	$5,460,000	$4,924,000

Supplemental Disclosure of Cash Flow Information:
Interest received	$16,000	$17,000
Interest paid	$20,000	$41,000
Taxes paid	$5,000	$1,000

Non Cash Items:
Issuance of shares, Gish acquisition	$—	$8,211,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three and six months ending September 30, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period.  The results of operations for the three and six months ending September 30, 2004 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2004 filed with the Securities and Exchange Commission.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the three months ended September 30, 2004 and 2003 totaled $102,000 and $125,000, respectively, and for the six months ended September 30, 2004 and 2003 totaled $215,000 and $235,000, respectively, and have been recorded as revenue.

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three months ended September 30,		Six months ended ,September 30,
	2004	2003	2004	2003
Net loss, as reported	$(368,000)	$(244,000)	$(316,000)	$(161,000)
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	(3,224,000)	(260,000)	(3,680,000))	, (1,270,000))
Pro forma, net loss	$(3,592,000)	$(504,000)	$(3,996,000)	$(1,431,000)
Basic and diluted loss per share
As reported	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Pro forma	$(0.20)	$(0.03)	$(0.23)	$(0.10)

The significant difference between “As reported” and “Pro forma” results for the three and six months ended September 30, 2004 relates primarily to the effect of the acceleration of the vesting of stock options on July 8, 2004, as described in Note 18 to these condensed consolidated financial statements.

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

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB is planning on issuing the final statement in December 2004. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. We are in the process of determining the impact of this statement on our unaudited condensed consolidated financial statements.

5.    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the three and six months ended September 30, 2004 and 2003, the Company’s only item of other comprehensive loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova, Inc.

6.    Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a one-year consulting agreement with Dr. Ryan which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $125,000 to $150,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $56,000 based on the achievement of certain milestones related to other products of the Company.  At September 30, 2004, none of the contract milestones had been achieved and, accordingly, no expense related to performance under this contract has been recognized as of September 30, 2004.

7.    Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following :

	September 30, 2004	March 31, 2004

Raw materials	$2,100,000	$2,063,000

Work in progress	942,000	768,000

Finished goods	1,840,000	1,736,000

Total inventories	$4,882,000	$4,567,000

8.    Property and Equipment

Property and equipment consists of the following:

	September 30, 2004	March 31, 2004

Land	$500,000	$500,000

Building	2,026,000	1,633,000

Machinery, equipment and tooling	2,256,000	2,244,000

Furniture, fixtures and office equipment	495,000	391,000

Leasehold improvements	1,292,000	1,285,000

	6,569,000	6,053,000

Less accumulated depreciation and amortization	(1,806,000)	(1,392,000)

	$4,763,000	$4,661,000

Depreciation expense for property and equipment for the three months ended September 30, 2004 and 2003 was approximately $204,000 and $230,000, respectively and for the six months ended September 30, 2004 and 2003 was approximately $415,000 and $444,000, respectively.

9.    Earnings Per Share

The Company computes basic and diluted earnings/loss per share in accordance with Statement of Financial Accountings Standards No. 128, “Earnings Per Share.”  Basic earnings/loss per share is based upon the weighted average number of common shares outstanding during the periods.

Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus additional weighted average common equivalent shares issued during the periods. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

Options totaling 3,801,138 were antidilutive, and were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2004. For the six months ended September 30, 2004, options totaling 3,901,168 were antidilutive and excluded from the diluted earnings per share computation.

Options totaling 3,806,210 were antidilutive, and were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2003. For the six months ended September 30, 2003, options totaling 3,606,211 were antidilutive and excluded from the diluted earnings per share computation.

10.  Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2005 and 2004 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales.

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $969,000 and $813,000 in the three months ended September 30, 2004 and 2003, respectively, and approximately $1,914,000 and $1,686,000 in the six months ended September 30, 2004 and 2003, respectively.

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

The total updated purchase price, net of cash acquired, is $8,772,000. The value of the common stock issued was determined based on the average market price of CardioTech’s common stock over a 25-day period before the terms of the acquisition were agreed to and announced. The purchase price includes the fair market value of stock options issued based on a Black Scholes calculation. There are no contingent payments or commitments outstanding nor was there any major restructuring of personnel or operations. The former president of Gish Biomedical, Inc., resigned as president of Gish on April 30, 2003 and per his contract, CardioTech agreed to pay him $372,000 over the next nineteen months. This amount was recorded as a compensation charge in the first quarter of fiscal 2004, and included in severance payment in the accompanying statement of operations.

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

13.  Revolving Line of Credit

In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at September 30, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000 and to achieve positive income on a rolling three-month basis.

At September 30, 2004, the Company had borrowed $46,000 under the revolving line of credit and would have been entitled to borrow an additional $2,169,000.

14.  Stockholders’ Equity

During the six months ended September 30, 2004, the Company issued 48,349 shares of common stock as a result of the exercise of options by employees, generating cash proceeds of $69,000. During the six months ended September 30, 2004, the Company purchased 21,200 shares of common stock at a cost of $78,000.

The Company issued 1,243,408 shares of common stock during the six months ended September 30, 2003, as a result of the exercise of options by employees and consultants, generating cash proceeds of $1,806,000 and the exercise of      warrants for 161,000 shares of common stock, generating cash proceeds of $241,000. As part of the Gish Biomedical merger transaction, the Company issued 4,901,817 shares of common stock. In Fiscal 2003 the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. Subsequently, two board members gave the stock back to the Company. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Condensed Statements of Operations. The Company also recorded non-cash compensation expense of $55,000 related to options granted to non-employees.

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

For the three and six months ended September 30, 2004 and 2003, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

16.  Investment in CorNova, Inc.

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and between CardioTech, Implant Sciences Corporation and CorNova, Inc. (“CorNova”).  CorNova is a start-up company, incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus will be the development of a next generation drug-eluting stent.  On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock.  The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common Stock as of November 18, 2003, for an aggregate value of $75,000 each.  This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant will each issue additional shares of their common Stock (the “Investment Shares”), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding each relevant closing of the Series A Financing.  In addition to the issuance of its common stock upon the completion of a Series A Financing, CardioTech will also grant to CorNova an exclusive license for the technology consisting of Chronoflex DES Polymer, and or poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

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

During the six months ended September 30, 2004, the Company used the equity method of accounting and recorded equity in the net loss of CorNova of $22,000, reducing its investment to $9,000 at September 30, 2004, and equity in comprehensive loss of CorNova of $19,000 (related to unrealized holding losses on securities classified as available for sale).

17.  Authorization of Company Buy-Back of Common Stock

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 154,455 shares have been purchased at September 30, 2004. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

18.  Acceleration of Vesting of Stock Options

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004 all outstanding options are fully vested.  This action resulted in the immediate vesting of  options to purchase 922,503 shares of the Company’s common stock. No compensation cost is currently recognizable because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize a compensation expense. The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting. At July 8, 2004 the total potential compensation cost was $149,000, and no compensation cost has been incurred for the six months ended September 30, 2004.

19.       Subsequent Event – CorNova, Inc. Series A Financing

Subsequent to September 30, 2004 CorNova, Inc. obtained deposits in excess of $2,000,000 for its Series A Financing (described in Note 16).  CorNova, Inc. expects to obtain a total of $3,000,000 in deposits and to complete its Series A Financing transaction in the three months ending December 31, 2004. At that time, the Company will be obligated to contribute shares of its common stock equal to $750,000 (assuming the maximum transaction value of $3,000,000).  The number of shares will be determined based on the five (5) day average closing price immediately preceding the closing date, which has not been determined at this time.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three and Six Months Ended September 30, 2004 vs. September 30, 2003

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

The Company plans to continue its efforts towards the receipt of marketing approval in the European Union for its synthetic layered microporous coronary artery bypass graft tradenamed CardioPass. The Company intends to seek approval from its notified body of a requirements list for the receipt of European Union marketing approval. The Company anticipates that research and development expenses will continue at a rate comparable with the current year until the requirements list for marketing approval is agreed to with the selected notified body. Future research and development expenses will depend on the requirements list. However, the Company has the ability to exercise a great deal of control over research and development expenditures to insure the efforts undertaken match the funds available. The Company is currently unable to estimate if or when it will receive marketing approval, however, its Plan is to receive the notified body’s approval of the requirements in this fiscal year, 2005. Research and development costs for the three and six months ended September 30, 2004 and 2003 related to CardioPass, were not significant and comparable between the respective periods.

The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty per cent equity interest in CorNova. CorNova intends to complete its initial funding in the fiscal quarter ending December 31, 2004 by obtaining private investments totaling $3,000,000, at which time the Company will be required to contribute shares of its common stock with a market value at the time of contribution of twenty-five per cent of the amount raised. The stent will utilize the Company’s Chronoflex polyurethane as a drug depot. CorNova is in its initial stage of product development and is unable to accurately estimate when, or if, it will complete its product development efforts, obtain marketing approval or commence sales, however, it is CorNova’s Plan to have an initial non–drug eluding stent obtain market approval in the European Union in calendar year 2005. The Company accounts for its investment in CorNova using the equity method of accounting and anticipates that CorNova will incur operating losses during its development stage period, the length of which cannot be determined at this time. For the six months ended September 30, 2004, the Company recorded a $22,000 charge for its equity in the net loss of CorNova, Inc.

The cardiac surgery market is the primary market within the medical device industry that the Company serves. The Company generates revenue from the manufacture and sale of single use, disposable medical devices, from the  operation as an outsourcing source for medical device OEM and development companies,  from the manufacture, sale or license of technology of specialized  polymer based materials and the sale of wound dressings. Revenues of the Company for the three and six months ended September 30, 2004 have declined slightly from the comparable periods in the prior fiscal year due to higher than normal contract manufacturing revenues in the prior year. The Company does not expect a further decline in contract manufacturing revenues and is optimistic towards contract manufacturing revenue growth.

The Company’s Plan is to continue its gradual increase in market share and to identify strategic alliances and acquisition opportunities that are synergistic with its available production capabilities and/or our sales organization. The company has also previously announced that it is now marketing the Gish Biocompatible Surface (GBS™) heparin coating, which will now allow the Company to compete in the significant portion of the market that will only purchase heparin coated cardiopulmonary bypass products.

The decrease in gross margin percentage to 28% and 30% for the three and six months ended September 30, 2004 from 33% and 31% for the three and six months ended September 30, 2003 relates primarily to the decline in contract manufacturing revenues, which resulted in a decline in certain production efficiencies and decline in higher than average margin contribution associated with contract manufacturing revenue.

Research and development expenses for the three and six months ended September 30, 2004 compared with the same periods in the prior year declined slightly, but is expected to increase in future quarters as the CardioPass graft development accelerates. The increase in selling and marketing expenses for the three and six months ended September 30, 2004 compared with the same periods in the prior year is due primarily to marketing efforts of the wound dressings and increased contract manufacturing revenue generation efforts. The increase in general and administrative expenses for the three and six months ended September 30, 2004 compared to the same prior year period, is due to an increase in the Company’s allowance for doubtful accounts of $80,000 at September 30, 2004 and a general increase in costs related to a variety of business activities.

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

In Fiscal 2003 the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. Subsequently, two board members gave the stock back to the Company. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Condensed Statements of Operations. In Fiscal 2003 the Company also recorded non-cash compensation expense of $55,000 related to options granted to non-employees.

During fiscal 2004, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent pursuant to a technology and license agreement relating to Chronoflex RC. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the three months ended June 30, 2003.

Liquidity and Capital Resources

Through September 30, 2004, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials, the performance of contract research and development and manufacturing contracts and the manufacture and sale of specialized disposable medical devices.

During the six months ended September 30, 2004 the company used cash totaling $378,000 in operating activities as compared to generating cash of $854,000 for the same period in the prior year. The change related primarily to the increase in net loss and fluctuations in working capital balance sheet accounts at September 30, 2004 compared to September 30, 2003. Fluctuations in working capital balance sheet accounts are normal between periods.

During the six months ended September 30, 2004, stock options for 48,349 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $69,000 to the Company. No warrants were outstanding during the six months ended September 30, 2004. During the six months ended September 30, 2003, stock options and warrants for 1,404,408 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $2,048,000 to the Company.

During the six months ended September 30, 2004, the Company made open market purchases of 21,200 shares of the Company’s common stock at an aggregate cost of approximately $78,000. Accordingly, total shares held in treasury as of September 30, 2004 is 66,277 at an approximate cost of $257,000. During the six months ended September 30, 2003, the Company made open market purchases of 23,134 shares of the Company’s common stock at an aggregate cost of approximately $63,000.

In December 2000, Gish entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of Gish and bear interest at prime (4.75% at September 30, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000, and to achieve positive income on a rolling three-month basis, effective March 2003. At September 30, 2004, Gish had borrowed $46,000 under the revolving line of credit and would have been entitled to borrow an additional $2,169,000.

As of September 30, 2004, CardioTech was conducting its operations with approximately $5,460,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. The Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA. in fiscal 2004 and will evaluate various options to subsequently mortgage the new building, if funds are required. Additionally, the Company had available $2,169,000 on its revolving line of credit at Gish. However, Gish’s loan agreement requires lender approval prior to the transfer or distribution of funds to an affiliate for other than normal business expense reimbursement.

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2004.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the six months ended September 30, 2004.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases or Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31, 2004	5,100	$3.86	5,100
August 1-31, 2004	3,300	$3.34	3,300
Sept. 1-30, 2004	3,800	$2.85	3,800
Total	12,200	$3.41	12,200	595,545

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. In June 2001, the board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 154,455 shares have been purchased at September 30, 2004. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On August 3, 2004 the Company filed a Form 8-K Item 9 to report financial presentations to investors.

On August 9, 2004 the Company filed a Form 8-K Item 9 to report an investor conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOTECH INTERNATIONAL, INC.

/s/ Michael Szycher, Ph.D.
Michael Szycher, Ph.D.
Chairman and Chief Executive Officer

/s/ Leslie M. Taeger
Leslie M. Taeger
Chief Financial Officer

Dated: November 10, 2004