Form 10QSB
period 2004-12-31
CARDIOTECH INTERNATIONAL INC
filed 2005-02-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☐Yes          ☐No

Registrant’s telephone number, including area code	(978) 657-0075

The number of shares outstanding of the registrant’s class of Common Stock as of January 30, 2005 was  18,862,030.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2004	March 31, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$7,756,000	$7,117,000
Accounts receivable - trade, net	3,119,000	3,280,000
Accounts receivable - other	165,000	265,000
Inventory	4,590,000	4,567,000
Prepaid expenses and other current assets	276,000	109,000
Total Current Assets	15,906,000	15,338,000

Property and equipment, net	4,641,000	4,661,000
Amortizable intangible assets, net	824,000	968,000
Goodwill	1,638,000	1,638,000
Other non-current assets	368,000	220,000
Investment in CorNova, Inc.	(10,000)	50,000
Total Assets	$23,367,000	$22,875,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Revolving line of credit	$—	$730,000
Accounts payable	1,455,000	1,641,000
Accrued expenses	588,000	760,000
Deferred revenue	291,000	156,000
Total Current Liabilities	2,334,000	3,287,000

Deferred rent	186,000	220,000

Stockholders’ Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and none outstanding as of December 31, 2004 and March 31, 2004
Common stock, $.01 value, 50,000,000 shares authorized; 18,922,984 and 17,699,931 issued; and 18,787,230 and 17,609,777 outstanding, as of December 31, 2004 and March 31, 2004, respectively	188,000	177,000
Additional paid-in capital	34,320,000	31,859,000
Accumulated deficit	(13,646,000)	(12,675,000)
Accumulated other comprehensive income (loss)	(15,000)	7,000
Total Stockholders’ Equity	20,847,000	19,368,000

Total Liabilities and Stockholders’ Equity	$23,367,000	$22,875,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED December 31,		FOR THE NINE MONTHS ENDED December 31,
	2004	2003	2004	2003

Revenue:
Product sales	$5,085,000	$4,976,000	$15,543,000	$15,713,000
Royalties	178,000	142,000	540,000	$336,000
	5,263,000	5,118,000	16,083,000	16,049,000
Operating Expense:
Cost of product sales	3,982,000	3,709,000	11,554,000	11,200,000
Research and development	436,000	141,000	976,000	765,000
Selling and marketing	669,000	617,000	2,064,000	1,876,000
General and administrative	823,000	761,000	2,420,000	2,130,000
Severance payment	—	—	—	372,000
Non-cash compensation	—	591,000	1,000	938,000
	5,910,000	5,819,000	17,015,000	17,281,000
Income (loss) from operations	(647,000)	(701,000)	(932,000)	(1,232,000)

Interest and Other Income and Expense:
Interest expense	—	(19,000)	(20,000)	(60,000)
Interest income	11,000	16,000	29,000	37,000
Other income (expense)	(1,000)	147,000	(8,000)	538,000
	10,000	144,000	1,000	515,000
Equity in loss of CorNova, Inc.	(15,000)	—	(37,000)	—

Net loss	$(652,000)	$(557,000)	$(968,000)	$(717,000)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.05)	$(0.05)

Shares used in computing net loss per common share, basic and diluted	17,794,611	15,965,703	17,712,671	14,790,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net Loss	$(968,000)	$(717,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to treasury shares issued	—	293,000
Fair value ascribed to options granted to nonemployees	1,000	92,000
Compensation expense related to modification of warrants	—	344,000
Non-cash research contract expense	—	210,000
Equity in net loss of CorNova, Inc.	37,000	—
Depreciation and amortization	764,000	799,000
Deferred rent	(35,000)	(29,000)
Changes in assets and liabilities:
Accounts receivable - trade, net	161,000	145,000
Accounts receivable - other	100,000	54,000
Inventory	(23,000)	(305,000)
Prepaid expenses and other current assets	(167,000)	86,000
Accounts payable	(186,000)	(21,000)
Accrued expenses	(172,000)	132,000
Deferred revenue	135,000	(97,000)

Net cash provided by (used in) operating activities	(353,000)	986,000

Cash flows from investing activities:
Purchase of property and equipment	(600,000)	(1,989,000)
Increase in other non-current assets	(148,000)	(35,000)
Payment of acquisition costs, net of cash acquired	—	(498,000)
Repayment of note receivables from officers and directors	—	50,000

Net cash used in investing activities	(748,000)	(2,472,000)

Cash flows from financing activities:
Net repayments on credit line	(730,000)	(422,000)
Net proceeds from issuance of common stock	2,553,000	4,602,000
Purchase of treasury stock	(83,000)	(96,000)

Net cash provided by financing activities	1,740,000	4,084,000

Net increase in cash and cash equivalents	639,000	2,598,000

Cash and cash equivalents at beginning of period	7,117,000	2,939,000

Cash and cash equivalents at end of period	$7,756,000	$5,537,000

Supplemental Disclosure of Cash Flow Information:
Interest received	$29,000	$37,000
Interest paid	$20,000	$61,000
Taxes paid	$6,000	$7,000

Non Cash Items:
Issuance of shares, Gish acquisition	$—	$8,211,000

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Effective March 5, 2004, the Company exchanged 12,931 shares of its common stock for 1,500,000 shares of common stock of CorNova, Inc. which currently represents an ownership interest of 30%. CorNova is a development stage enterprise, formed to develop a drug eluding stent based upon the Company’s Chronoflex technology.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company’s investment in CorNova is accounted for using the equity method of accounting.

2.              Interim Financial Statements

The condensed consolidated financial information for the three and nine months ending December 31, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for this period.  The results of operations for the three and nine months ending December 31, 2004 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ending March 31, 2004 filed with the Securities and Exchange Commission.

3.    Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company also receives license and royalty fees for the use of its proprietary biomaterials. The Company recognizes these fees as revenue in accordance with the terms of the contracts.  Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the three months ended December 31, 2004 and 2003 totaled $105,000 and $133,000, respectively, and for the nine months ended December 31, 2004 and 2003 totaled $320,000 and $368,000, respectively, and have been recorded as revenue.

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three months ended December 31,		Nine months ended, December 31,
	2004	2003	2004	2003
Net loss, as reported	$(652,000)	$(557,000)	$(968,000)	$(717,000)
Add: Stock-based employee compensation expense determined under fair value based method for all employee awards	(914,000)	(241,000)	(4,285,000)	(1,484,000)
Pro forma, net loss	$(1,566,000)	$(798,000)	$(5,253,000)	$(2,201,000)

Basic and diluted (loss) per share
As reported	$(0.04)	$(0.03)	$(0.05)	$(0.05)
Pro forma	$(0.09)	$(0.05)	$(0.30)	$(0.15)

The effects of applying SFAS 123 in this pro forma disclosure are based on the following assumptions:

	2004	2003

Dividend yield	None	None

Expected volatility	80.00%	80.00%

Risk-free interest rate	3.87-4.72%	4.47-5.21%

Expected life	10 years	10 years

Fair value of options granted	$3.79	$1.01

The significant difference between “As reported” and “Pro forma” results for the nine months ended December 31, 2004 relates primarily to the effect of the acceleration of the vesting of stock options on July 8, 2004, as described in Note 19 to these condensed consolidated financial statements.

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

The FASB issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after December 15, 2005. Retroactive application of the requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged.  The FASB has concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on our unaudited condensed consolidated financial statements.

5.    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the three and nine months ended December 31, 2004, the Company’s only item of other comprehensive loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova, Inc. of $15,000 and $37,000, respectively. During the three and nine months ended December 31, 2003, the Company had no items of comprehensive income or loss.

6.    Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a one-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $125,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $56,000 based on the achievement of certain milestones related to other products of the Company.  At December 31, 2004, several of the contract milestones had been achieved and, accordingly, costs totaling $73,000 related to performance under this contract has been recognized as a research and development expense as of December 31, 2004.

In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units as part of the Fechtor Detwiler 1998 private placement offering of the Company’s common stock and warrants exercisable until December 15, 2003 to purchase the Company’s common stock. A note in the aggregate principal amount of $200,000 issued by these officers to the Company funded the purchase of the units. The terms of the note provide for each executive to repay the note with interest at 4.25% annum, within five years. The promissory notes, which are full recourse against the maker with respect to any amount due under the promissory notes, were secured by the common stock and warrants underlying the units. The principal balance outstanding of $150,000 was due on December 15, 2003. The Company received notification from a former officer and a current board member of their intention to exercise the warrants prior to December 15, 2003. Their payments for the exercise of the warrants were received after the December 15, 2003 expiration date, however the Company allowed for the exercise of those warrants. This effective modification of the warrants resulted in a non-cash compensation expense of $344,000. In applying generally accepted accounting principles (GAAP), the acceptance of the late payments on the warrant exercise represents a modification of the award and is treated as if a new award was granted on the date of modification. The intrinsic value of the awards on the date of the modification was recorded as non-cash compensation expense in the accompanying statement of operations.

7.    Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following :

	December 31, 2004	March 31, 2004

Raw materials	$2,078,000	$2,063,000

Work in progress	860,000	768,000

Finished goods	1,652,000	1,736,000

Total inventories	$4,590,000	$4,567,000

8.    Property and Equipment

Property and equipment consists of the following:

	December 31, 2004	March 31, 2004

Land	$500,000	$500,000

Building	2,030,000	1,633,000

Machinery, equipment and tooling	2,321,000	2,244,000

Furniture, fixtures and office equipment	510,000	391,000

Leasehold improvements	1,292,000	1,285,000

	6,653,000	6,053,000

Less accumulated depreciation and amortization	(2,012,000)	(1,392,000)

	$4,641,000	$4,661,000

Depreciation expense for property and equipment for the three months ended December 31, 2004 and 2003 was approximately $206,000 and $240,000, respectively and for the nine months ended December 31, 2004 and 2003 was approximately $620,000 and $655,000, respectively.

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

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $912,000 and $641,000 in the three months ended December 31, 2004 and 2003, respectively, and approximately $2,827,000 and $2,327,000 in the nine months ended December 31, 2004 and 2003, respectively.

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

13.  Revolving Line of Credit

In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (5.25% at December 31, 2004) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000 and to achieve positive income on a rolling three-month basis.

At December 31, 2004, the Company had no outstanding balance due under the revolving line of credit and the revolving line of credit agreement was terminated by the Company in January 2005.

14.  Stockholders’ Equity

During the nine months ended December 31, 2004, the Company issued 77,349 shares of common stock as a result of the exercise of options by employees, generating cash proceeds of $101,000. During the nine months ended December 31, 2004, the Company purchased 22,800 shares of common stock at a cost of $83,000.

Effective July 1, 2004, companies incorporated in Massachusettes became subject to the Massachusettes Business Corporation Act, which provides that shares that are reacquired by a company become authorized but unissued shares. As a result, the concept of "treasury shares" is eliminated and shares reacquired by a company become "authorized but unissued" shares. Accordingly, the Company has reclassified treasury stock at December 31, 2004 and March 31, 2004 as a reduction of common stock at the par value amount of  $.01 share and the excess of the cost of the treasury stock over the par value has been recorded as a reduction of additional paid-in capital. At December 31, 2004 and March 31, 2004, 67,877 shares, and 45,077 shares, respectively, of treasury stock with a cost of $263,000 and $182,000 respectively, have been so reclassified.

The Company issued 1,892,305 shares of common stock during the nine months ended December 31, 2003, as a result of the exercise of options by employees and consultants, generating cash proceeds of $3,058,000 and the exercise of      warrants for 1,021,400 shares of common stock, generating cash proceeds of $1,544,000. As part of the Gish Biomedical merger transaction, the Company issued 4,901,817 shares of common stock. In Fiscal 2003 the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. Subsequently, two board members gave the stock back to the Company. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Condensed Consolidated Statements of Operations. The fair market value was based upon the closing stock price of the Company’s common stock at the date of grant. The Company also recorded non-cash compensation expense of $92,000 related to options granted to non-employees. The compensation expense was determined by estimating the fair market value of the options granted by using the Black-Scholes option valuation model with the following weighted average assumptions; dividends yield – none; expected volatility – 80%; risk-free interest rate – 2.84% - 4.27%; expected life – 10 years. During the nine months ended December 31, 2003 the Company purchased 30,384 shares of the Company’s common stock at a cost of $96,000.

15.  Private Placement

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,006 in gross proceeds, less placement agent fees and related transaction costs of approximately $284,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. In addition, the investors have rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which are exercisable for a period commencing on December 22, 2004 and ending on the earlier of (i) December 22, 2005 or (ii) ninety (90) business days after the effective date of a registration statement, which was filed January 19, 2005. We also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. Should the investors exercise the additional investment rights (described above), the placement agent will receive an additional warrant up to 113,959 shares of common stock at an exercise price of $2.40 per share. If all warrants and additional investment rights are exercised, the Company would receive gross proceeds of $5,162,326, less related transaction costs.

The fair market value of the warrants and additional investment rights granted was estimated to be 1,606,000 calculation and 768,000 on the date of grant respectively. These amounts are disclosed for information purposes only as the actual amount to be recorded by the Company upon exercise of the warrants or additional investment rights will be the net cash proceeds of the exercise.

The fair market value of the warrants and additional investment rights granted was determined by estimating the fair market value by using the Black-Scholes option valuation model with the following weighted average assumptions: dividends yield - none; expected volatility - 80%; risk free interest rate 3.60% - 5yr. rate in Dec '04.; expected life - 5 years; fair value of options granted - $1.60 ($2.40 warrants and additional investment rights) - $2.03 ($3.00 warrants).

16.  Income Taxes

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

For the three and nine months ended December 31, 2004 and 2003, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

17.  Investment in CorNova, Inc.

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

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant will each issue additional shares of their common Stock (the “Investment Shares”), where the number of Investment Shares to be issued will be equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding each relevant closing of the Series A Financing.  In addition to the issuance of its common stock upon the completion of a Series A Financing, CardioTech will also grant to CorNova an exclusive license for the technology consisting of Chronoflex DES Polymer, and or poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents. (See note 21).

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

During the nine months ended December 31, 2004, the Company used the equity method of accounting and recorded equity in the net loss of CorNova of $37,000, reducing its investment to ($10,000) at December 31, 2004, and equity in comprehensive loss of CorNova of $22,000 (related to unrealized holding losses on securities classified as available for sale.)

18.  Authorization of Company Buy-Back of Common Stock

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 156,055 shares have been purchased at December 31, 2004, of which 22,800 were purchased during the nine months ended December 31, 2004. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

19.  Acceleration of Vesting of Stock Options

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004 all outstanding options are fully vested.  This action resulted in the immediate vesting of options to purchase 922,503 shares of the Company’s common stock. No compensation cost is currently recognizable because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize a compensation expense. The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting. At July 8, 2004 the total potential compensation cost was $149,000, and no compensation cost has been incurred for the nine months ended December 31, 2004.

20.  Other Non-Cash Charges for Fiscal 2004

On November 26, 2003, the Company concluded a joint research project with Implant Sciences Corporation (Implant) which awarded Implant the right to purchase 40,000 shares of the Company’s common stock at $1 a share. This award resulted in a non-cash expense of $210,000 in the three and nine months ended December 31, 2003 to record the excess of the fair value of the award. The fair value of the award was based on the closing market price of the Company’s common stock at the date of grant.

21. Subsequent Event – CorNova, Inc. Series A Financing

Prior to December 31, 2004, CorNova, Inc. obtained deposits of $3,000,000 for its Series A Financing (described in Note 17).  CorNova, Inc. completed its Series A Financing transaction on February 4, 2005.  At that time, the Company became obligated to contribute shares of its common stock equal to $750,000. The number of shares was determined to be 308,642 and was based on the five (5) day average closing price immediately preceding the closing date.

22.  Pending Acquisition

On November 19, 2004, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities of CarTika Medical, Inc., a privately owned medical device contract manufacturer headquartered in Plymouth, Minnesota (“CarTika”). As part of the transaction, the Company will issue consideration to the stockholders of CarTika consisting of shares of the Company’s common stock, equal in value to $1,662,000, with the number of shares based upon the fair market value of the common stock at the date of closing (“Stock Consideration”), and $4,985,000 in cash (“Cash Consideration”). The transaction is expected to be completed between March 31, 2005, and June 30, 2005. However, the transaction closing is subject to a variety of closing conditions, including the successful filing and SEC approval of a registration statement covering the Stock Consideration shares. Accordingly, while the Company believes the closing conditions will be successfully completed, no assurance can be given that the conditions necessary to close the transaction will be completed or be completed in the previously estimated time period. At December 31, 2004, the Company had paid $150,000 of the Cash Consideration and incurred other acquisition related expenses of $28,000. These amounts are included in other non-current assets at December 31, 2004.

CarTika operates from a FDA Registered, leased, state of the art 17,000 square feet facility, has about 50 employees, two Certified Class 10,000 clean rooms, and specializes in complete catheter assemblies, injection molding, pad printing and thermoformed polymer products.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three and Nine Months Ended December 31, 2004 vs. December 31, 2003

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

The Company plans to continue its efforts towards the receipt of marketing approval in the European Union for its synthetic layered microporous coronary artery bypass graft trade named CardioPass. The Company intends to seek approval from its notified body of a requirements list for the receipt of European Union marketing approval. The Company anticipates that research and development expenses will continue to increase as it continues its efforts toward receipt of the requirements list for marketing approval and it commences actions required to receive European marketing approval.  Future research and development expenses will depend on the requirements list. However, the Company has the ability to exercise a great deal of control over research and development expenditures to ensure the efforts undertaken match the funds available. The Company is currently unable to estimate if or when it will receive marketing approval, however, its Plan is to receive the notified body’s approval of the requirements in this fiscal year, 2005.

The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty per cent equity interest in CorNova. CorNova completed its initial funding February 4, 2005 by obtaining private investments totaling $3,000,000, at which time the Company became obligated to contribute 308,642 shares of its common stock with a market value at the time of contribution of twenty-five per cent of the amount raised ($750,000). The stent will utilize the Company’s Chronoflex polyurethane as a drug depot. CorNova is in its initial stage of product development and is unable to accurately estimate when, or if, it will complete its product development efforts, obtain marketing approval or commence sales, however, it is CorNova’s Plan to have an initial non–drug eluding stent obtain market approval in the European Union in calendar year 2005. The Company accounts for its investment in CorNova using the equity method of accounting and anticipates that CorNova will incur operating losses during its development stage period, the length of which cannot be determined at this time. For the nine months ended December 31, 2004, the Company recorded a $37,000 charge for its equity in the net loss of CorNova, Inc. for the same period.

The cardiac surgery market is the primary market within the medical device industry that the Company serves. The Company generates revenue from the manufacture and sale of single use, disposable medical devices, from the operation as an outsourcing source for medical device OEM and development companies, from the manufacture, sale or license of technology of specialized polymer based materials and the sale of wound dressings. Product sales of the Company for the three months ended December 31, 2004 increased when compared to the three months ended December 31, 2003, as disposable medical device sales and biomaterial sales each increased approximately $100,000, but this increase was partially offset by a decrease of outsourcing revenue of approximately $100,000. Product sales of the Company for the nine months ended December 31, 2004 decreased compared to the nine months ended December 31, 2003 as outsourcing revenue decreased approximately $550,000, which was partially offset by an increase in disposable medical device and biomaterial sales of approximately $300,000 and $75,000, respectively.

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

The decrease in gross margin percentage to 22% and 26% for the three and nine months ended December 31, 2004 from 25% and 29% for the three and nine months ended December 31, 2003 resulted primarily from the loss of certain economies of scale and loss of the higher than average margin contribution due to the decline in outsourcing revenues. Additionally, the Company in the three months ended December 31, 2004, recorded an increase of $100,000 to its reserve for slow-moving inventory.

Research and development expenses for the three and nine months ended December 31, 2004 compared with the same periods in the prior year increased due to an increase in CardioPass related expenditures of approximately $180,000, and is expected to increase in future quarters as the CardioPass graft development accelerates. The increase in selling and marketing expenses for the three and nine months ended December 31, 2004 compared with the same periods in the prior year is due primarily to marketing efforts of the wound dressings and increased outsourcing revenue generation efforts. The increase in general and administrative expenses for the nine months ended December 31, 2004 compared to the same prior year period is due to an increase in the Company’s allowance for doubtful accounts of $230,000 at December 31, 2004 and a general increase in costs related to a variety of business activities. The increase in the allowance for doubtful accounts relates to one customer for which the Company performs outsourcing services ($80,000) and one customer to which the Company sells disposable medical devices ($150,000).

Effective April 30, 2003, the former CEO of Gish resigned from his position.  In accordance with his employment agreement, he was to receive severance payments equal to two years of his base salary, which totaled  $360,000. An initial payment of $90,000 was made in May 2003 and the remaining was paid in eighteen equal monthly payments. The full amount of the severance obligation, including estimated payroll taxes, of $372,000, was recorded as severance payment in April 2003.

In Fiscal 2003, the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. Subsequently, two board members gave the stock back to the Company. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the accompanying Condensed Statements of Operations. The Company also recorded non-cash compensation expense of $55,000 related to options granted to non-employees.

During fiscal 2004, Credent paid CardioTech $400,000 due to the sale of a controlling interest in Credent pursuant to a technology and license agreement relating to Chronoflex RC. The payment was net against $17,000 of accounts receivable due from Credent and is recorded as other income of $383,000 in the three months ended June 30, 2003.

Liquidity and Capital Resources

Through December 31, 2004, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; the performance of outsourced research and development and manufacturing contracts and the manufacture and sale of specialized disposable medical devices.

During the nine months ended December 31, 2004, the Company used cash totaling $353,000 in operating activities as compared to generating cash of $986,000 for the same period in the prior year. The change related primarily to non cash stock and compensation expenses of $939,000 included in operating results for the nine months ended December 31, 2003 and fluctuations in working capital balance sheet accounts at December 31, 2004 compared to December 31, 2003. Fluctuations in working capital balance sheet accounts are normal between periods.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,006 in gross proceeds, less placement agent fees and related transaction costs of approximately $284,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. In addition, the investors have rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which are exercisable for a period commencing on December 22, 2004 and ending on the earlier of (i) December 22, 2005 or (ii) ninety (90) business days after the effective date of a registration statement, which was filed January 19, 2005. We also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. Should the investors exercise the additional investment rights (described above), the placement agent will receive an additional warrant up to 113,959 shares of common stock at an exercise price of $2.40 per share. If all warrants and additional investment rights are exercised, the Company would receive gross proceeds of $5,162,326, less related transaction costs.

During the nine months ended December 31, 2004, stock options for 77,349 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $101,000 to the Company. During the nine months ended December 31, 2003, stock options and warrants for 2,913,705 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $4,602,000 to the Company.

During the nine months ended December 31, 2004, the Company made open market purchases of 22,800 shares of the Company’s common stock at an aggregate cost of approximately $83,000.  During the nine months ended December 31, 2003, the Company made open market purchases of 30,384 shares of the Company’s common stock at an aggregate cost of approximately $96,000.

In December 2000, Gish entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. At December 31, 2004, Gish had no outstanding balance under the revolving line of credit and the revolving line of credit agreement was terminated by the Company in January 2005.

On November 19, 2004, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities of CarTika Medical, Inc., a privately owned medical device contract manufacturer headquartered in Plymouth, Minnesota (“CarTika”). As part of the transaction, the Company will issue to the stockholders of CarTika, consideration, consisting of shares of the Company’s common stock, equal in value to $1,662,000, with the number of shares based upon the fair market value of the common stock at the date of closing (“Stock Consideration”), and $4,985,000 in cash (“Cash Consideration”). The transaction is expected to be completed by March 31, 2005.  The Company had paid $150,000 of the Cash Consideration at December 31, 2004.

As of December 31, 2004, CardioTech was conducting its operations with approximately $7,756,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months, and to fund the cash requirement related to the CarTika acquisition.  The Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA. in fiscal 2004 and will evaluate various options to subsequently mortgage the new building, if funds are required.  At December 31, 2004 the Company had no long-term debt.

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2004.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the nine months ended December 31, 2004.

Risk Factors and Forward Looking Statements

The following factors should be considered carefully in evaluating the Company and its business:

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue its acquisition policies and to develop and market the CardioPass graft and its other products; the market may not accept the Company’s existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development or acquisition costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-QSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.  This information in this Form 10-QSB should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB as of and for the year ended March 31, 2004, filed with the Securities and Exchange Commission.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2004	700	$3.78	700

November 1-30, 2004	700	$2.87	700

December 1-31, 2004	200	$2.88	200

Total	1,600	$3.27	1,600	593,945

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. In June 2001, the board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 156,055 shares have been purchased at December 31, 2004. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

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

(b)  Reports on Form 8-K

On November 19, 2004 the Company filed a Form 8-K Item 1.01 to report its entry into a definitive agreement to acquire all of the assets and assume certain liabilities of Cartika Medical, Inc.

On December 22, 2004 the Company filed a Form 8-K Item 3.02 to report unregistered sales of equity securities in a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOTECH INTERNATIONAL, INC.

/s/ Michael Szycher, Ph.D.
Michael Szycher, Ph.D.
Chairman and Chief Executive Officer

/s/ Leslie M. Taeger
Leslie M. Taeger
Chief Financial Officer

Dated:  February 14, 2005