Form 10KSB/A
period 2004-03-31
CARDIOTECH INTERNATIONAL INC
filed 2005-03-17
CIK 1011060

Use these links to rapidly review the document
INDEX
Item 7. Financial Statements

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 is being filed solely to correct an error in the wording of the officer certifications included as Exhibits 31.1 and 31.2 to the Company's previously filed annual report on Form 10-KSB and to indicate that the required directors and officers had signed the Form 10-KSB, as shown in the Signatures section of the Form 10-KSB.

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, June 25, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

                      /s/ Ernst & Young LLP

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

Dated: March 17, 2005	CardioTech International, Inc.

	By:	/s/ MICHAEL SZYCHER Michael Szycher
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2005	/s/ MICHAEL SZYCHER Michael Szycher Chairman, Chief Executive Officer (Principal Executive Officer)
Dated: March 17, 2005	/s/ MICHAEL F. ADAMS Michael F. Adams Director
Dated: March 17, 2005	/s/ MICHAEL BARRETTI Michael Barretti Director
Dated: March 17, 2005	/s/ ANTHONY J. ARMINI Anthony J. Armini Director
Dated: March 17, 2005	/s/ JERRY DORSEY Jerry Dorsey Director
Dated: March 17, 2005	/s/ WILLIAM O'NEILL, JR. William O'Neill, Jr. Director
Dated: March 17, 2005	/s/ LESLIE M. TAEGER Leslie M. Taeger Chief Financial Officer