Form 10KSB
period 2005-03-31
CARDIOTECH INTERNATIONAL INC
filed 2005-06-29
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
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

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $21,841,000

As of June 10, 2005, 19,257,589 shares of the registrant’s Common Stock were outstanding, and the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $33,672,000 based on the last sale price as reported by the American Stock Exchange on such date.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CardioTech International, Inc

FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2005

PART I

Item 1.                        Description of Business

Forward Looking Statements

The Annual Report on Form 10-KSB contains statements which are not historical and constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies for the future. We intend that all forward-looking statements we make in this public filing be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. For a discussion of important factors that could affect the Company’s results, please refer to “Risk Factors” below.

Except to the extent required by applicable laws or rules, we do not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

CardioTech International, Inc. (“CardioTech” or the “Company”) was founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”). In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $.01 per share, that PMI owned, to PMI stockholders of record as of June 3, 1996. The Company is headquartered in Wilmington, Massachusetts where its biomaterial division is located; operates contract research and development services and outsourced manufacturing from its CDT facility in Plymouth, Minnesota; and manufactures and sells products used in open heart surgery, vascular access and orthopedic surgery from its Gish facility in Rancho Santa Margarita, California. CardioTech has managed its business in fiscal 2005 and 2004 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales. However, within this segment CardioTech serves a variety of customer needs.

The Company is using its proprietary manufacturing technology to develop and manufacture small bore vascular grafts, or synthetic blood vessels, made of ChronoFlex, a family of polyurethanes that has been demonstrated to be biocompatible and non-toxic. Vascular grafts are used to replace, bypass or provide a new lining or arterial wall for occluded, damaged, dilated or severely diseased arteries. The Company developed a vascular access graft tradenamed VascuLink Vascular Access Graft and was developing a peripheral graft tradenamed MyoLink Peripheral Graft. The Company sold the VascuLink and MyoLink products to Nervation Ltd in connection with the disposition of the Company’s UK subsidiary, CardioTech International, Ltd (“CTL”) in November 2000. The Company is currently developing a layered microporous coronary artery bypass graft tradenamed CardioPass, that utilizes similar material used in the grafts produced by CTL.

In 2001, the Company acquired Catheter and Disposables Technology, Inc., a Minnesota corporation (“CDT”). CDT is an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services. Some devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

Additionally, through its Biomaterials division, the Company develops, manufactures and markets polyurethane-based biomaterials for use in both acute and chronically implanted devices such as stents,

artificial hearts, and vascular ports. These premium biomaterials are sold under the tradenames: ChronoFlex, ChronoThane, HydroThane, ChronoFilm, HydroMed and Hydroslip.

CardioTech owns a number of patents relating to its vascular graft manufacturing technology. In addition, PMI has granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the “Implantable Device and Materials Field”). PMI also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the ChronoFlex polyurethane patents relating to the ChronoFlex technology (“Joint Technology”). PMI has granted to CardioTech a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

ChronoFilm is a registered trademark of PMI. ChronoFlex is a registered trademark of CardioTech. ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech. DuraGraft and CardioPass are trademarks of CardioTech.

On April 7, 2003, a subsidiary of the Company merged with Gish Biomedical, Inc., a California corporation (“Gish”), with its corporate headquarters in Rancho Santa Margarita, California. Each outstanding share of Gish common stock was converted into 1.3422 shares of CardioTech common stock. CardioTech issued 4,901,817 shares to former holders of Gish stock, which equaled approximately 35% of the total shares outstanding. Gish specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”), was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech International, Inc. effective March 12, 2004 and is now a wholly owned subsidiary of CardioTech. Due to CardioTech’s controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc. as of December 31, 2003, which was approximately $21,000.

Dermaphylyx, in the fourth quarter of fiscal 2004, started marketing its wound dressing products and currently has two moist wound dressings available for sale, AlgiMed and HydroMed and Blist-Rx, a blister prevention dressing. AlgiMed wound dressings are designed for exudating and bleeding wounds and HydroMed is an absorbent dressing designed for low exudating wounds. Both dressings have been granted Medicare billing codes. Blist-Rx is a breathable polyurethane foam dressing intended to be used by sports enthusiasts to prevent blisters. In October 2004, Deramphylyx introduced a hydrating mask, trade named AloeGlow, which will be sold directly to beauty salons, professional outlets and regional distributors.

In March 2004, CardioTech joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. CardioTech currently has a thirty percent equity interest in CorNova. CorNova completed its initial funding on February 5, 2005 by obtaining private investments totaling approximately $3,000,000, at which time CardioTech contributed 308,642 shares of its common stock with a market value at the time of contribution of twenty-five per cent of the amount raised ($750,000). The stent will utilize a design similar to the CardioPass and the Chronoflex material. CorNova is in its initial stage of product development. CardioTech accounts for its investment in CorNova using the equity method of accounting.

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

Product in Pre-clinical Development

CardioPass Coronary Artery Bypass Graft

Coronary artery bypass graft (“CABG”) surgery is performed to treat the impairment of blood flow to portions of the heart. CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.

Autogenous grafts (using the patient’s own saphenous vein, radial artery, or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with no risk of tissue rejection. However, the surgical harvesting of vessels for autogenous grafts involves significant trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryo-preserved saphenous veins are available, but these veins often deteriorate due to attack by the body’s immune system.

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

The Company estimates that approximately 650,000 CABG procedures were performed worldwide during fiscal 2004, of which nearly 300,000 were performed in the United States. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

The CardioPass Coronary Artery Bypass Graft has conducted limited clinical trials in Brazil. The Company announced that three adult human implants have occurred and, as of March 31, 2005, all three patients and grafts are performing uneventfully. The Company has announced that it is planning the commencement of clinical trials in Europe to obtain European marketing approval and  Phase II clinical trials in Brazil, in Fiscal 2006.

The Company estimates that approximately 100,000 patients in the United States are diagnosed by their physicians as having native vessels that are inadequate for use in bypass surgery. If the CardioPass Graft is successfully developed, the Company believes that the graft may initially be used for these patients. The Company also believes that if long-term clinical results are acceptable to clinicians (generally, greater than 50% patency five years after implant), the graft may ultimately be used as a direct substitute for autogenous saphenous veins.

Custom Cardiovascular Tubing Systems

During open-heart surgery, the patient’s blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator device, which oxygenates the blood before it is returned to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear MediflexTM tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish’s specialty distributors, which service such hospitals.

Custom tubing systems are sold separately and combined with an oxygenator. Revenue from sales of custom tubing systems sold separately equaled 12% of total Company revenue for fiscal 2005.

Arterial Filters

The arterial filter is the last device the blood passes through in the cardiovascular bypass circuit as it is being returned to the patient. The purpose of the filter is to remove gaseous micro emboli and debris, which are generated by the oxygenation system, from the patient’s blood.

The Company introduced its first arterial filters in 1985. Gish’s first design contained a safety bypass loop incorporated into the filter housing. The Company received FDA approval to market an improved design, which became available for sale during the second quarter of fiscal 1994.

Cardiotomy Reservoirs

Cardiac suction is a technique employed in open-heart surgery to recover shed blood in the chest cavity and return it to the patient. The use of this technique reduces the requirements for whole blood replacement from donor sources, thereby reducing the risk of blood compatibility problems and blood-borne viral diseases such as AIDS and hepatitis.

The Company’s cardiotomy reservoir systems consist of a polycarbonate reservoir, defoaming and filtration cartridge, and mounting bracket. This enables the perfusion team to recover high volumes of shed blood, then defoam and filter it prior to returning it to the patient’s circulatory system.

In addition to the cardiotomy reservoirs’ use in the operating room, The Company has developed several systems that allow the cardiotomy reservoir to be used as a pleural drainage or autotransfusion system during recovery.

Vision(TM) Oxygenator

An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient’s blood. As a life sustaining device used during open-heart surgery, the oxygenator is a key component of the bypass circuit. Vision is assembled in a clean room using state of the art equipment and biocompatible materials, and then each unit is leak tested before shipment.           Vision’s gas transfer

performance is excellent, dependable and capable of maintaining the oxygen demands of patients of all sizes for periods of up to six hours.

Vision’s unique air separation channel utilizes an arterial outlet pressure gradient and the natural buoyancy of air to minimize the passage of gaseous emboli towards the patient. Unwanted emboli are safely purged for safe venting back to the reservoir. Through studies at an independent testing facility, Vision’s air handling abilities were proven superior to competitive devices.

Vision also eliminates common difficulties associated with other oxygenators. The blood ports are oriented on one side, gas and water on the other to reduce contamination. Different sized gas inlet and outlet ports resolve any gas line confusion. Angled water ports allow Vision’s heat exchanger to drain, minimizing the creation of water puddles on the floor. During long pump runs, a fluid dam and evacuation port divert condensation away from the gas scavenge port. Finally, a protective rib below the blood inlet port prevents any contact between the port and the floor.

The Vision oxygenator is sold separately, or with a reservoir, and also with a reservoir and custom tubing system. The Vision oxygenator was sold in selected accounts both domestically and internationally for the first half of fiscal 1998. The Company made its full market release of this product for sale in January 1998. The Company believes that the Vision oxygenator’s superior air handling capabilities provides The Company with a competitive advantage in the oxygenator market place. Revenue generated from sales that included an oxygenator equaled 32% of total Company revenue for fiscal 2005.

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

CAPVRF44

The Company’s CAPVRF44 hardshell venous reservoir combines a 360° rotational, top-entry  1/2" inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. The Company has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF44 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4400 ml, the CAPVRF44 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

The CAPVRF44 is a perioperative device, capable of operating in both the Operating Room and Recovery Room. Following surgery, through a simple conversion process, the CAPVRF44 collects blood shed from the chest cavity and removes unwanted debris before the filtered blood is reinfused back into the patient. Blood recovery and autotransfusion through the CAPVRF44’s closed system limits hospital staff exposure to potential blood infections. Recovered blood may be reinfused continuously, intermittently, or not at all, in support of all patients’ religious beliefs, including Jehovah’s Witnesses. The CAPVRF44’s dual role means fewer homologous blood products are needed, further reducing surgical costs and improving patient safety.

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

The Company has developed a complete line of cardioplegia delivery systems, including a new cardioplegia device. In April 2002, the FDA granted the Company clearance to sell the device in the United States of America. Additionally, the new cardioplegia device is CE marked, allowing sale in Europe. Multiple systems are required for this technique due to varying physician preferences. The Company’s original offerings for this procedure were a series of reservoirs with a recirculation valve (CPS) and a series of cooling coils (CCS series). The Company has since developed a line of cardioplegia systems and heat exchangers designed to utilize a blood and potassium mixture and allow the surgeon to quickly change the temperature delivered to the patient.

Oxygen Saturation Monitor

In February 1992, the Company introduced a digital blood saturation monitor for open-heart surgery, the StatSatTM. The StatSat is an electronic device that measures the oxygen content of the patient’s blood during surgery. These readings are taken continuously and the StatSatTM plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery.

Critical Care Central Venous Access Catheters and Ports

The Company’s Hemed central venous access catheter systems have applications in hyper-alimentation, chemotherapy, and long-term vascular access. These long-term indwelling catheters are surgically implanted to provide direct access to the central venous system for high protein intravenous solutions needed by patients having nonfunctional digestive systems and for rapid dilution and dispersion of highly concentrated drug administration in chemotherapy for cancer.

The product line includes sterile single, dual and triple lumen catheters and accessories sold in kits. The triple lumen catheter, which permit three substances to be administered through the same catheter, was introduced during fiscal 1997. In 1993, the Company introduced an enhancement to its Hemed catheter line, the CathCap. The CathCap reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

The Company has enhanced the Hemed line with the VasPort Implantable Ports and the VasTack Needle Support System. The VasPort consists of a silicone catheter with an implantable injection port, allowing vascular access through small needle sticks with the skin acting as a natural barrier to infection. This access method eliminates the need for a cumbersome external catheter. The Company introduced a detachable port/catheter system in fiscal 1994. The Company also introduced a dual VasPort in July 1996 to meet the needs of patients requiring multiple infusions. The VasTack consists of a specially designed needle and positioning system for use with the VasPort. The needle extends the life of the implanted injection port and the positioning system gives the nursing staff a sure, safe method for accessing the VasPort.

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

Orthofuser

The patented OrthofuserTM is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient’s own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc’s of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

FDA Clearance for Heparin Coated Products

In Fiscal 2004, the Company received FDA clearance for its heparin coating to be used in conjunction with Gish’s line of heart-lung bypass products. The GBS™ (Gish Biocompatible Surfaces) Coating is a heparin based, covalently bound biocompatible coating that will be used to cover the surfaces of  disposable products. Heparin coatings are known to inhibit blood coagulation, decrease the risk of Systemic Inflammatory Response Syndrome, reduce complement activation and platelet adhesion, reduce blood loss and hemolysis, provide stable antithrombotic activity and reduce thrombus formatiom, as well as decrease leucocyte (white blood cells) activation.

Biomaterials

CardioTech develops, manufactures and sells a range of polymer-based materials customized for use in the manufacture of certain medical devices to other medical device manufacturers. CardioTech sells these custom polymers under the tradenames ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld. The Company also provides development services relating to biomaterials to medical device customers.

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

Dermaphylyx

In October 2002, Dermaphylyx developed an advanced water absorbent wound and burn dressing. The dressing is trade named HydroMed, a name meaning “breathable artificial skin.” The wound dressing received FDA clearance for marketing on May 31, 2002 as a Class I Exempt device. Dermaphylyx currently has two moist wound dressings available for sale, AlgiMed and HydroMed and Blist-Rx, a blister prevention dressing. AlgiMed wound dressings are designed for exudating and bleeding wounds and HydroMed is an absorbent dressing designed for low exudating wounds. Both dressings have been granted Medicare billing codes. Blist-Rx is a breathable polyurethane foam dressing intended to be used by sports enthusiasts to prevent blisters. The wound dressings will be marketed by CardioTech. In October 2004, Deramphylyx introduced a hydrating mask, trade named AloeGlow, which will be sold directly to beauty salons, professional outlets and regional distributors.

Product Group Revenue

Company revenues were $21,841,000 and $21,799,000 for the years ended March 31, 2005 and 2004, respectively. For the year ended March 31, 2005, 80% of revenues were generated from our California operations, primarily disposable medical devices, 7% of revenues were generated from the Biomaterials division, and 13% of revenues were generated from contract development and manufacturing  activities by our Minnesota operation. For the year ended March 31, 2004, 81% of revenues were generated from our California operations, primarily disposable medical devices, 5% of revenues were generated from the Biomaterials division, and 14% of revenues were generated from contract development and manufacturing activities by our Minnesota operations.

Manufacturing

CardioTech currently manufactures limited quantities of ChronoFlex and HydroThane for sale to medical device manufacturers. To date, CardioTech’s manufacturing activities with respect to the specialized ChronoFlex materials used in vascular grafts have consisted primarily of manufacturing small quantities of such products for use in clinical trials. The Company has an agreement with CTL, formerly a subsidiary of Nervation Ltd., pursuant to which the Company is required to purchase from and CTL has agreed to sell to the Company the vascular grafts it needs, subject to the Company’s ability to obtain another supplier or to obtain “technology transfer.” In May 2003, all of the assets of CTL were sold to LeMaitre Vascular Inc. By requesting “technology transfer,” CardioTech retained the right to undertake large scale commercial production of vascular grafts, when, and if it elects to do so. This would entail, among other things, the purchase of specialized extrusion equipment capable of producing the grafts. To achieve profitability, vascular graft products must be manufactured in larger commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in larger commercial quantities will require CardioTech to expand its manufacturing capabilities significantly and to hire and train additional personnel.

The development and manufacture of CardioTech’s products are subject to good laboratory practice (“GLP”) and good manufacturing practice (“GMP”) requirements prescribed by the Food and Drug Administration (“FDA”) and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that CardioTech will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that it or any suppliers can comply with GLP or GMP, as applicable, or that it or such suppliers will be able to manufacture an adequate supply of products. Both the California and Minnesota facilities are EN ISO 13485 certified and include a “Class 10,000” clean room.

Competition

Competition in the medical device industry in general is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

Competition among products is based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor is the timing of the market introduction of CardioTech’s or competitors’ products. Accordingly, the relative speed with which CardioTech can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. CardioTech’s competitive position depends upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

The market for medical devices of the type sold by the Company is extremely competitive. The Company believes that product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which it competes. Most of the Company’s competitors are larger and possess greater financial and other resources than the Company. The Company has approximately four competitors within each of the hospital markets in which it competes. No one competitor is a dominant force in this market. The Company believes it has achieved its position in the marketplace for its present principal products by means of superior design, quality, and service, and the Company intends to continue to utilize these means of competing.

At March 31, 2005, we know of only one other company, CABG Medical Inc., that is developing an artificial graft similar to the Company’s CardioPass coronary artery bypass graft. CABG Medical is now listed in the NASDAQ as “CABG,” having raised $30,250,000 in an initial public offering on December 13, 2004.

Research and Development, Regulatory and Engineering

CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies. CardioTech’s development decisions are based on (1) development costs, (2) product need, (3) third-party interest and funding availability, and (4) regulatory considerations. Research and development, regulatory and engineering expenditures for the years ended March 31, 2005 and 2004 were $1,258,000 and $1,065,000, respectively, and consisted primarily of salaries and related costs (60% in fiscal 2005 and 72% in fiscal 2004), and are expensed as incurred. In this income statement category, the Company has six full time employees and allocates a portion of Dr. Szycher’s salary and related costs to this income statement category. These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs. The staffing level is consistent with prior years and the Company anticipates that it will continue at a similar level in the future. The costs related to this minimum level of operations totaled $888,000 and $975,000 in fiscal 2005 and 2004, respectively. Research and development costs will increase significantly should the Company enter into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products.

In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K.(“ Credent”). Total consideration paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC was $500,000. Credent paid CardioTech $400,000 in fiscal year  2004 and  $100,000 in fiscal year 2003.

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

Government Regulation

CardioTech’s research and development activities are also subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. In the United States, the development, manufacturing and marketing of synthetic vascular grafts are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act. Synthetic vascular grafts are subject to rigorous FDA regulation, including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for marketing a medical device is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all. Furthermore, CardioTech or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to CardioTech’s products. If clinical studies are suspended, CardioTech may be unable to continue the development of the investigational products affected.

The Company’s products are also subject to the Federal Food, Drug and Cosmetic Act (the “Act”) and regulations issued there under. The Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes, which apply to the manufacturing and marketing of  products. The Company’s California operations (Gish) and Minnesota operations (CDT) operate quality systems certified to EN ISO 13485, a standard for quality recognized worldwide. In addition, Gish has been found in compliance with the European Economic Community (“EEC”) Medical Device Directive, which equivocates to portions of the United States FDA Current Good Manufacturing Practices (“CGMP”) Quality System Regulations. This allows Gish to export and distribute its products with free movement within the European Community.

Gish  and CDT are registered as a medical device manufacturer with the FDA and state agencies. Gish and CDT are inspected periodically by both the FDA and the state agencies for compliance with the FDA’s GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA Quality System Regulations (“QSR”), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well. Much of the new QSR is based on the ISO9001 Quality Standard, and is, as such in harmony with the thrust towards world harmonization of medical device requirements. The FDA’s GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business.

The Company believes all of its present products are in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products. Most of Gish’s products have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products. Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA. If the FDA were to classify use of Gish’s cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

Regulations under the Act permit export of products which comply with the laws of the country to which they are exported. Gish relies upon its foreign distributors for the necessary certifications and compliances in their countries, except in the EEC where the Medical Device Directive prescriptively defines requirements.

Marketing and Distribution

Internationally, Gish is represented by specialty medical distributors in over fifty countries around the world. Gish’s international sales represented approximately 17% and 15% of total Company sales in fiscal 2005 and 2004, respectively. The Company’s sales to foreign customers are primarily in Europe and Asia. All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations. The Company does not have any facilities, property or other assets, except sales representative supplies, located in any geographic area other than the United States of America.

The Company has not experienced, and does not expect to experience sales of the Company’s products to be subject to seasonality in any material respect.

Components and Parts

Gish purchases components for its various products from vendors who sell such components generally to the medical device industry. Most components for the Company’s proprietary products are manufactured from tooling owned by the Company. Other components are manufactured by outside suppliers in accordance with the Company’s specifications.

Certain components of Gish’s custom tubing sets are purchased from competitors. Gish has not experienced difficulty in obtaining such components in the past and believes adequate sources of supply for such items are available on reasonable terms.

Membrana GmbH is a principal supplier of the Company and provides a polyester wrap thread for use in the Vision™ Oxygenator.

Patents and License Agreements

The Company has been issued or has patents pending on several of its products. There can be no assurance that any patents issued would afford the Company adequate protection against competitors which sell similar inventions or devices. There also can be no assurance that the Company’s patents will not be infringed upon or designed around by others. However, the Company intends to vigorously enforce all patents it has been issued.

Customer Information

The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of March 31, 2005, the Company believes it has no significant concentrations of credit risk.

One of Gish’s sales representative organizations comprised 8% of the Company’s net sales in fiscal 2005. The Company believes that the loss of this sales representative organization would not have a material effect on its business.

Backlog

Almost all of Gish’s products are repetitive purchase, single use, disposable products, which are shipped shortly after receipt of a customer’s purchase order. Therefore, Gish believes that the Company and its distributors generally maintain an adequate finished goods inventory to fulfill the customer’s needs on demand. Accordingly, Gish believes that the backlog of orders at any given point in time is not indicative of the Company’s future level of sales.

CDT had a backlog of $1,602,000 at March 31, 2005.

Contracts

The Company has no contracts with customers where cancellation or renegotiation would have a material impact on the Company’s sales or profit margins.

Environmental Compliance

The Company’s direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2005, the Company has 11 full-time employees at its headquarters in Massachusetts, consisting of 4 in Biomaterials and the remaining in management, administrative, and marketing positions.

At March 31, 2005, the Company has 46 full-time employees in Minnesota, 12 are in contract research and development, 32 are in manufacturing and production, and 2 are in management, administrative, and marketing positions.

As of March 31, 2005, the Company’s California operations had 111 full-time employees, of whom 9 were engaged in sales and sales management, 89 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed. In that case the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we may face.

Liquidity

We have reported net losses in the last two fiscal years and may continue to report net losses in the future. We cannot assure you that our revenue will be maintained at the current level or increase in the future.

The Company’s future growth may depend upon its ability to raise capital for acquisitions and to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. CardioTech may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech’s capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech’s development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

Risks Related to Our Growth Strategy

We could experience rapid growth that could strain our managerial and other resources.

Since becoming listed in June of 1996 we have grown organically, and through the acquisition of three separate businesses. In July 1999, we acquired the business of Tyndale-Plains Hunter, Ltd.; in May 2001, we acquired Catheter and Disposables Technology; and in April 2003, we acquired Gish Biomedical, Inc.

We may make additional acquisitions of complementary medical manufacturing service providers that bring desired capabilities, customers or geographic coverage and either strengthen our position in our target markets or provide us with a presence in a new market. Although we are not currently negotiating with any additional acquisition targets, it is likely that we will consider additional potential acquisitions in the future. The risks we may encounter in pursuing these acquisitions, if any, include expenses associated with, and difficulties in identifying, potential targets, costs associated with acquisitions we ultimately are unable to complete and higher prices for acquired companies due to competition for attractive targets. Completing acquisitions also may result in dilution to our existing stockholders and may require us to seek additional capital, if available, including increasing our indebtedness.

Once acquired, the successful integration and operation of a business requires communication and cooperation among key managers, the transition of customer relationships, the management of ongoing projects of acquired companies and the management of new projects across previously independent facilities.

Customer satisfaction or performance problems with an acquired company could also harm our reputation as a whole, and any acquired business could significantly under perform relative to our expectations. For all these reasons, our pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may adversely affect the realization of our strategic goals.

In addition, while we anticipate cost savings, operating efficiencies and other synergies as a result of our acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges.

The acquisition of new operations can also introduce new types of risks to our business. For example, new acquisitions may require greater effort to address United States Food and Drug Administration, or FDA, regulation or similar foreign regulation.

If we cannot obtain the additional capital required to fund our operations and finance acquisitions on favorable terms or at all, we may have to delay or abandon our fast growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing acquisitions of companies and customers’ product lines and manufacturing assets, integrating acquired companies and assets, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if we desire to make additional acquisitions, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we raise additional capital by issuing equity or convertible debt securities, the issuance may dilute the share ownership of the existing investors. In addition, we may grant future investors rights that are superior to those of our existing investors. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness.

Risks Related to Our Business

We have incurred substantial operating losses and we may never generate any meaningful revenue or earn any profits.

Our sales were $21,841,000 and $21,799,000 for the years ended March 31, 2005 and 2004, respectively. We had net losses of $1,595,000 and $1,515,000 in fiscal 2005 and 2004, respectively. There is a risk that we will never be profitable. None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•       size of market;

•       competition and other solutions;

•       extent of patent and intellectual property protection afforded to our products;

•       cost and availability of raw material and intermediate component supplies;

•       changes in governmental (including foreign governmental) initiatives and requirements;

•       changes in domestic and foreign regulatory requirements;

•       costs associated with equipment development, repair and maintenance; and

•       the ability to manufacture and deliver products at prices that exceed our costs.

A substantial amount of our assets comprise goodwill and other intangibles, and our net income will be reduced if our goodwill becomes impaired.

As of March 31, 2005, goodwill represented approximately $1,638,000, or 7%, of our total assets and amortizable intangibles represented approximately $776,000, or 3%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142. Instead, goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Amortizable intangible assets are subject to SFAS No. 144, and are subject to periodic reviews for impairment, or as events and circumstances indicate that they carrying amount may not be recoverable. We could be required to recognize reductions in our net income caused by the write-down of goodwill and other intangibles, if impaired, that, if significant, could materially and adversely affect our results of operations.

Our operating results fluctuate significantly. If we fail to meet the expectations of securities analysts or investors, our stock price may decrease. Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control, including:

•       changing demand for our products and services;

•       the timing of actual customer orders and requests for product shipment and the accuracy of our customers’ forecasts of future production requirements;

•       the reduction, rescheduling or cancellation of product orders and development and design services requested by customers;

•       difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•       the introduction and market acceptance of our customers’ new products and changes in demand for our customers’ existing products;

•       changes in the relative portion of our revenue represented by our various products, services and customers, including the relative mix of our business across our target markets;

•       changes in competitive or economic conditions generally or in our customers’ markets;

•       competitive pressures on selling prices;

•       the amount and timing of costs associated with product warranties and returns;

•       changes in availability or costs of raw materials or supplies;

•       fluctuations in manufacturing yields and yield losses and availability of production capacity;

•       changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•       the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year;

•       the amount and timing of investments in research and development;

•       difficulties in integrating acquired assets and businesses into our operations;

•       charges to earnings resulting from the application of the purchase method of accounting following acquisitions; and

•       pressure on our selling prices as a result of healthcare industry cost containment measures.

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this report, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

The medical device industry is cyclical, and an industry downturn could adversely affect our operating results.

Business conditions in the medical device industry have rapidly changed between periods of strong and weak demand. The industry is characterized by:

•       periods of overcapacity and production shortages;

•       cyclical demand for products;

•       changes in product mix in response to changes in demand of products;

•       variations in manufacturing costs and yields;

•       rapid technological change and the introduction of new products by customers;

•       price erosion; and

•       expenditures for product development.

These factors could harm our business and cause our operating results to suffer.

The failure to complete development of our medical technology, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could delay or limit introduction of our proposed products, negatively impact our operations and result in failure to achieve revenues or maintain our ongoing business.

Our research, development and production activities, including the manufacture and marketing of our intended coronary artery bypass graft product, are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad.

Before receiving FDA clearance to market our proposed graft, we will have to demonstrate that our grafts are safe and effective on the patient population. While we have done some preliminary animal trials and have seen acceptable results, there can be no assurance that acceptable results will be obtained in human trials. Clinical trials, manufacturing and marketing of medical devices are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval of the coronary artery bypass graft can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

In order to be commercially viable, we must successfully research, develop, obtain regulatory approval, manufacture, market and distribute our grafts. For each device incorporating our artificial grafts, we must successfully meet a number of critical developmental milestones, including:

•       demonstrate benefit from the use of our grafts in various contexts such as coronary artery bypass surgery;

•       demonstrate through pre-clinical and clinical trials that our grafts are safe and effective; and

•       establish a viable Good Manufacturing Process capable of potential scale up.

The time frame necessary to achieve these developmental milestones may be long and uncertain, and we may not successfully complete these milestones for any of our intended products in development.

In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because we or our clinical investigators do not follow the FDA’s requirements for conducting clinical trials. If we are unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, we would not be able to achieve any revenue from such product as it is illegal to sell any medical device for human consumption without FDA approval.

We are also a medical devices contract manufacturing services provider. Some of the products and components of products that we manufacture may be considered finished medical devices, and the manufacturing processes used in the production of finished medical devices are subject to FDA inspection and assessment, and must comply with the FDA quality system regulation. The FDA quality system regulation establishes good manufacturing practice requirements for product design, manufacture, management, packaging, labeling, distribution, and installation for medical devices. Additional FDA regulations impose requirements for record keeping, reporting, facility and product registration, product safety and effectiveness, and product tracking. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. Our products must also comply with state and foreign requirements. Also, in order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems.

In addition, the FDA and state and foreign governmental agencies regulate many of our customers’ products as medical devices. FDA approval is required for those products prior to commercialization in the United States, and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions.

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products primarily in cardiothoracic surgery.

The cardiothoracic market for our products is characterized by:

•       changing technologies;

•       changing customer needs;

•       frequent new product introductions and enhancements;

•       increased integration with other functions; and

•       product obsolescence.

The Company’s success is dependent in part on the design and development of new products in the medical device industry. To develop new products and designs for our cardiothoracic market, we must develop, gain access to and use leading technologies in a cost effective and timely manner and continue to expand our technical and design expertise. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company’s business, financial condition and results of operations.

The number of patients undergoing bypass surgery may continue to decline, resulting in a reduction of our market potential.

Over the past several years, the total number of patients undergoing bypass surgery has decreased as a result of new, less invasive therapies such as pharmacotherapy, angioplasty and stenting. We cannot assure you that the number of patients will not continue to decline as further medical advances are introduced. Any future decline in the total number of patients undergoing bypass surgery could result in lost revenue and therefore could have a material adverse effect on our business, financial condition and results of operations.

We have limited manufacturing experience and if our coronary bypass graft is approved, we may not be able to manufacture sufficient quantities at an acceptable cost.

We remain in the research and development phase of our arterial grafts. Accordingly, if our products are approved for commercial sale, we will need to establish the capability to commercially manufacture our product(s) in accordance with FDA and other regulatory requirements. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products. We do not presently own manufacturing facilities necessary to provide clinical or commercial quantities of our intended graft. We may not be able to obtain such facilties at an economically feasible cost, or at all.

We presently rely on a third party contractor, LeMaitre Vascular Products, Inc., to manufacture all of our coronary grafts for our limited use. This exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process. This contractor may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable events that may delay production. Furthermore, LeMaitre has developed an expertise in the manufacturing process with machinery that may not get transferred to us. If we elect to produce the grafts ourselves, this may delay production and adversely affect our business. Pursuant to an agreement, we have requested that LeMaitre act in good faith to transfer the technology to us in exchange for payment of personnel time plus 40% uplift. Such transfer has not yet been requested by the Company.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

The Company has various “sole source” suppliers who supply key components for the Company’s products. Our outside suppliers may fail to develop and supply us with products and components on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

A significant portion of the revenue comes from relatively few large customers, and any decrease in sales to these customers could harm our operating results.

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations. Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies. We are likely to continue to experience a high degree of customer concentration in our disposable medical device and contract manufacturing operations, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

Our ability to grow and sustain growth levels may be adversely affected by the recent slowdown in the U.S. economy.

Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets. We are primarily susceptible when clients stop placing orders for us to build prototypes or develop certain specialized medical devices through our contract manufacturing operations. The medical commercial markets, including bio-medical research and development and medical device manufacturing, have been affected by the past slowdown in the U.S. economy. If an economic slowdown continues and capital spending for research and development from our clients decreases, our business, financial condition and results of operations may be adversely affected.

We could be harmed by litigation involving patents and other intellectual property rights.

None of our patents or other intellectual property rights has been successfully challenged to date. However, in the future, we could be accused of infringing the intellectual property rights of other third parties. We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. No assurance can be provided that any future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted or that assertions of infringement, if proven to be true, will not harm our business.

In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us.

Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology. More specifically, we cannot assure you that any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties. Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us.

Our future success depends on the continued service of management, engineering and sales personnel and our ability to identify, hire and retain additional personnel.

Our success depends, to a significant extent, upon the efforts and abilities of Dr. Michael Szycher, our president and chief executive officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants.

There is intense competition for qualified employees in the medical industry, particularly for highly skilled design, applications and engineers and sales people. We may not be able to continue to attract and retain technologists, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who could leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be harmed.

Periods of rapid growth and expansion could place a significant strain on our resources, including our employee base.

To manage our possible future growth effectively, we will be required to continue to improve our operational, financial and management systems. In doing so, we will periodically implement new software and other systems that will affect our internal operations regionally or globally. Presently, we are upgrading our enterprise resource planning software to integrate our operations. The conversion process is complex and requires, among other things, that data from our existing system be made compatible with the upgraded system. During the transition to this upgrade, we could experience delays in ordering materials, inventory tracking problems and other inefficiencies, which could cause delays in shipments of products to our customers.

Future growth will also require us to successfully hire, train, motivate and manage our employees. In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources. We may not be able to effectively manage the growth and evolution of our current business.

We are exposed to product liability and clinical and pre-clinical liability risks which could place a substantial financial burden on us, if we are sued. Although we have 5 million dollars in product liability insurance coverage, that amount may not be sufficient to cover all potential claims made against us.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of medical products. We cannot assure you that such potential claims will not be asserted against us. In addition, the use in our clinical trials of medical products that our potential collaborators may develop and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations. We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

We may be affected by environmental laws and regulations.

We are subject to a variety of laws, rules and regulations in the United States related to the use, storage, handling, discharge and disposal of certain chemical materials such as isocyanates, alcohols, dimethylacetamide, and glycols used in our research and manufacturing process. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Our failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations

If we are unable to complete our assessments as to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

We face the risk of financial exposure to product liability claims alleging that the use of devices that incorporate our products resulted in adverse effects.

We currently assist in the development of certain medical products and prototypes for third parties, including components in other products. Our contract manufacturing operation produces components for medical manufacturers used in products such as catheters and disposable devices. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale or even for products undergoing regulatory review. We currently carry 5 million dollars in product liability insurance. Any defects in our products used in these devices could result in significant product liability costs to us, which may exceed 5 million dollars. We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the past fiscal year, our stock price ranged from $1.80 to $5.20. The future market price of our common stock may also fluctuate significantly due to:

•       variations in our actual or expected quarterly operating results;

•       announcements or introductions of new products;

•       technological innovations by our competitors or development setbacks by us;

•       the commencement or adverse outcome of litigation;

•       changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•       announcements of acquisition or acquisition transactions; or

•       general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many medical and biotechnology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of companies in our industry, and could harm the market price of our common stock.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2005, there were 19,258,983 shares of common stock issued and outstanding, respectively. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights. As of March 31, 2005, we had outstanding stock options, warrants and additional investment rights to purchase approximately 8,584,690 shares of our common stock, the exercise price of which range between $0.28 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised, the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition, should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of the outstanding derivative securities, will reduce the percentage of common stock held by our current stockholders. Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

In addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board. We presently have 500,000 issued and no outstanding shares of preferred stock and while we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Limitation on director/officer liability.

As permitted by Massachusetts law, our Restated Articles of Organization limit the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our charter provision and Massachusetts law, stockholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our bylaws provide that we shall indemnify our directors, officers, employees and agents if such persons acted in good faith and reasoned that their conduct was in our best interest.

The anti-takeover provisions of our Restated Articles of Organization and of the Massachusetts corporation law may delay, defer or prevent a change of control.

Our board of directors has the authority to issue up to 4,500,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. In addition, our bylaws and Massachusetts law provide for staggered board members with each member elected for three years. In addition, directors may be removed by stockholders only for cause and by a vote of 80% of the stock.

Competition

The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices, which compete with devices manufactured by Gish, including Maquet, COBE Cardiovascular, a division of Sorin Biomedica, Terumo, Medtronic, Inc. and Stryker Surgical. Most of the Company’s competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company’s competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company’s current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company’s technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risk of Pricing Pressure

CardioTech is currently facing and may continue to face intense competition in the cardiovascular surgery products market. Additionally, CardioTech faces aggressive cost-containment pressures from governmental agencies and third party payors. There can be no assurances that CardioTech will be able to maintain current prices in the face of continuing pricing pressures. Over time, the average price for CardioTech’s products may decline as the markets for these products become more competitive. Any material reduction in product prices would negatively affect CardioTech’s gross margin, necessitating a corresponding increase in unit sales to maintain net sales.

Dependence on International Sales

International net revenues accounted for approximately 17% and 15% of the Company’s total net sales in fiscal 2005 and 2004, respectively. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company’s products to international customers. The foregoing factors could reduce international sales of the Company’s products and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risk of Market Withdrawal of Product Recall

Complex medical devices, such as the Company’s products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

There can be no assurance that the Company will be able to successfully take corrective actions if required, nor can there be any assurance that any such corrective actions will not force the Company to incur significant costs. In addition, there can be no assurance any future recalls will not cause the Company to face increasing scrutiny from its customers, which could cause the Company to lose market share or incur substantial costs in order to maintain existing market share. We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

Risks Associated with Extensive Government Regulation

The manufacture and sale of medical devices, including products currently sold by the Company and the Company’s other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS. In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) pre-market notification or approval or a more extensive submission known as a pre-market approval (“PMA”) application. In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sales internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The Company has entered into distribution agreements for the foreign distribution of its products. These agreements generally require that the foreign distributor is responsible for obtaining all necessary regulatory approvals in order to allow sales of the Company’s products in a particular country. There can be no assurance that the Company’s foreign distributors will be able to obtain approval in a particular country for any future products of the Company.

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses. In addition product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to applicable FDA GMP regulations and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirement, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company’s products.

There can be no assurance that the Company will be able to obtain FDA 510(k) clearance or PMA for its products under development or other necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearance or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with Healthcare Reform Proposals

Political, economical and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reforms proposed over the last several years have included mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes in the healthcare delivery system. In addition, some states in which the Company operates are also considering various healthcare reform proposals. The Company anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on the Company’s business, operating results or financial condition. In addition, the actual announcement of reform proposals and the investment community’s reaction to such proposals, as well as announcements by competitors and third-party payors of their strategies to respond to such initiatives, could produce volatility in the trading and market price of the Company’s common stock.

Item 2. Description of Property

Effective November 26, 2003 the Company purchased an approximately 27,000 square foot building and underlying land located at 229 Andover Street, Wilmington, MA, for $1,750,000 in cash. The Company moved the current corporate and biomaterials manufacturing operations from the facility in Woburn, MA to the new facility in Wilmington, MA, during the three months ended March 31, 2004.

The Company also leases approximately 16,000 square feet in Plymouth, Minnesota under a lease which expires April 2009. Within this facility, the Company has constructed a Class 10,000 clean room for the assembly of its products.

The Company’s California office and manufacturing facilities are located in Rancho Santa Margarita, California in a building containing approximately 52,000 square feet of space under a lease, which expires in February 2011. Within this facility, The Company has constructed a Class 10,000 clean room for the assembly of its products. The Company’s finished goods storage facility is located in Irvine, California in a building containing approximately 23,000 square feet of space under a lease, which expires in January 2006.

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

Item 4: Submission of Matters to a Vote of Security Holders—NONE

PART II

Item 5. Market Information for Common Equity and Related Stockholder Matters

The common stock trades on the American Stock Exchange under the symbol “CTE.” The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

FiscalYear Ended March 31, 2005	High	Low
June 30	$5.20	$3.20
September 30	$4.21	$2.55
December 31	$3.10	$2.40
March 31	$2.99	$1.80

Fiscal Year Ended March 31, 2004	High	Low
June 30	$3.89	$0.90
September 30	$4.48	$2.30
December 31	$6.54	$3.31
March 31	$7.20	$3.95

As of June 10, 2005, there were approximately 420 stockholders of record and 6,415 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The last sale price as reported by the American Stock Exchange on June 10, 2005, was $1.79. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of 2005
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options warrant and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by stockholders	6,590,035(1)	2.30	257,046
Equity compensation plans not approved by stockholders	-0-	n/a	-0-
Total	6,590,035	2.30	257,046

(1)          This total includes shares to be issued upon exercise of outstanding options under two equity compensation plans that have been approved by CardioTech’s stockholders (i.e.—the 1996 Plan and the 2003 Plan).

Recent Sales of Unregistered Securities

In fiscal 2005, the Company sold the following unregistered securities, that were not reported on Form 8-K:

In February 2005, CardioTech contributed 308,642 shares of its common stock to CorNova, Inc. to participate in the funding of CorNova. As the issuance represented a transaction by an issuer not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 - 31, 2005	100	$2.47	100
February 1 - 28, 2005	100	$2.63	100
March 1 - 31, 2005	1,000	$2.16	1,000
Total	1,200	$2.22	1,200	581,323

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. In June 2001, the board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 168,677 shares have been purchased at March 31, 2005. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

The Company plans to continue its efforts towards the receipt of marketing approval in the European Union for its synthetic layered microporous coronary artery bypass graft trade named CardioPass. The Company intends to seek approval from its notified body of a requirements list for the receipt of European Union marketing approval. The Company anticipates that research and development expenses will continue to increase as it continues its efforts toward receipt of the requirements list for marketing approval and it commences actions required to receive European marketing approval. Future research and development expenses will depend on the requirements list. However, the Company has the ability to exercise a great deal of control over research and development expenditures to ensure the efforts undertaken match the funds available. Subsequent to March 31, 2005, the Company submitted information and a request to its notified body for approvals necessary for the Company to commence European clinical trials of CardioPass, but the Company is currently unable to estimate if or when it will receive the approval to commence clinical trials or marketing approval.

The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug-eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty percent equity interest in CorNova. CorNova completed its initial funding February 4, 2005 by obtaining private investments totaling $3,000,000, at which time the Company became obligated to contribute 308,642 shares of its common stock with a market value at the time of contribution of twenty-five percent of the amount raised ($750,000). The stent will utilize the Company’s Chronoflex polyurethane as a drug depot. CorNova is in its initial stage of product development and is unable to accurately estimate when, or if, it will complete its product development efforts, obtain marketing approval or commence sales, however, it is CorNova’s Plan to have an initial non—drug eluting stent obtain market approval in the European Union in calendar year 2005. The Company accounts for its investment in CorNova using the equity method of accounting and anticipates that CorNova will incur operating losses during its development stage period, the length of which cannot be determined at this time. For the 2005 fiscal year, the Company recorded a $113,000 charge for its equity in the net loss of CorNova, Inc. The Company has no further obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

The cardiac surgery market is the primary market within the medical device industry that the Company serves. The Company generates revenue from the manufacture and sale of single use, disposable medical devices, from the operation as an outsourcing source for medical device OEM and development companies, from the manufacture, sale or license of technology of specialized polymer based materials and the sale of wound dressings. Product sales of the Company for fiscal 2005 decreased 1% when compared to fiscal 2004, as disposable medical device sales and outsourcing revenue each decreased, but this decrease was partially offset by an increase in biomaterial revenue.

Product revenue by product group for the presented periods is as follows:

	Fiscal Year Ended March 31,
	2005	2004
Sales of medical devices	$17,435,000	$17,781,000
Outsourcing services and manufacturing	2,804,000	2,966,000
Other revenues	828,000	576,000
	$21,067,000	$21,323,000

The Company’s Plan is to continue its gradual increase in market share and to identify strategic alliances and acquisition opportunities that are synergistic with its available production capabilities and/or our sales organization.

Royalty revenue increased 62% when compared with the prior fiscal year and has the potential for continued gradual increase as the Company continues to explore other uses for its patented materials.

The decrease in gross margin percentage to 25.7% for fiscal year 2005 from 26.5% in fiscal year 2004 relates primarily to an increase of $100,000 to its reserve for slow-moving inventory recorded in December 2004 in its wound dressing operations and the expensing of initial contract start-up costs for an outsourcing manufacturing contract in the Company’s fiscal fourth quarter.

	Fiscal Year Ended
	03/31/05	03/31/04
Research and development, Regulatory and Engineering	$1,258,000	$1,065,000
Selling and marketing	$2,838,000	$2,572,000
General and administrative	$3,177,000	$3,083,000
Severance payment		$372,000
Non-cash compensation and research contract expense	$78,000	$1,171,000
CarTika acquisition expenses	$333,000

CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies and GBS coating applications. Research and development, regulatory and engineering expenditures for the years ended March 31, 2005 and 2004 consisted primarily of salaries and related costs ( 60% in fiscal 2005 and 72% in fiscal 2004), and are expensed as incurred. In this income statement category, the Company has six full time employees and allocates a portion of Dr. Szycher’s salary and related costs to this income statement category. These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs. The staffing level is consistent with prior years and the Company anticipates that it will continue at a similar level in the future. The costs related to this minimum level of operations totaled $888,000 and $975,000 in fiscal 2005 and 2004, respectively. Research and development costs will increase significantly when the Company enters into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products. Expenses for the year ended March 31, 2005 compared with the prior year increased due to an increase in CardioPass related expenditures.

The increase in selling and marketing expenses for the year ended March 31, 2005 compared to the prior year is due primarily to a full year of marketing efforts of the wound dressings ($200,000) and increased outsourcing revenue generation efforts.

The increase in general and administrative expenses for the year ended March 31, 2004 compared to the prior year is due to an increase in the Company’s allowance for doubtful accounts of $230,000 recorded in December 2004 and a general decrease in costs related to a variety of business activities. The increase in the allowance for doubtful accounts relates to one customer for which the Company performs outsourcing services ($80,000) and one customer to which the Company sells disposable medical devices ($150,000).

Effective April 30, 2003, the former CEO of Gish resigned from his position. In accordance with his employment agreement, he was to receive severance payments equal to two years of his base salary, which totaled $360,000. An initial payment of $90,000 was made in May 2003 and the remaining amount due was  paid in eighteen equal monthly payments. The full amount of the severance obligation, including estimated payroll taxes, of $372,000, was recorded as severance payment in April 2003.

For fiscal 2005, the Company had non-cash compensation expenses of $58,000 related to the granting of options to purchase 100,000 shares of the Company’s common stock at $3.50 per share in payment for  investment advisory services and $20,000 related to the acceleration in July 2004 of vesting of stock options. For fiscal 2004, the Company had a non-cash compensation expense of $1,171,000. These non-cash items were comprised of a $344,000 expense due to warrant modifications for 80,000 shares of common stock, a $210,000 expense due to the issuance of 40,000 shares of common stock to Implant pursuant to the joint research program on developing a drug-eluting stent and a $92,000 expense for stock options granted to two consultants. Additionally, there was a non-cash expense of $293,000 related to the issuance of 95,000 treasury shares to various employees and board members for their effort in the Gish transaction and a $232,000 expense related to stock options granted at a discount to a consultant.

On November 19, 2004, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities of CarTika Medical, Inc., a privately owned medical device contract manufacturer headquartered in Plymouth, Minnesota (“CarTika”).As part of the transaction, the Company was to issue consideration to the stockholders of CarTika consisting of shares of the Company’s common stock, equal in value to $1,662,000, with the number of shares based upon the fair market value of the common stock at the date of closing (“Stock Consideration”), and $4,985,000 in cash (“Cash Consideration”). The transaction closing was subject to a variety of closing conditions, including the successful filing of a registration statement covering the Stock Consideration shares. Because of the protracted time in obtaining regulatory clearance involving the acquisition, on June 14, 2005, CarTika terminated the proposed acquisition. The Company incurred CarTika related acquisition costs totaling $333,000, which have been charged to expense at March 31, 2005.

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

The Company had net losses of $1,595,000 and $1,515,000 in fiscal 2005 and 2004, respectively. Included in net losses in fiscal 2004 was an accrual for severance costs of $372,000 for the former president of Gish, non-cash compensation and research and development expenses of $1,171,000 and other income of $645,000, which included repayment of a note previously charged-off and a payment by Credent. Without these charges or credits, net loss for fiscal 2004 would have been $617,000 (Adjusted Net Loss). The increase in Adjusted Net Loss of $1,214,000 (Net Loss as Reported of $1,595,000 less $78,000 non-cash compensation expense and $333,000 of CarTika acquisition expenses) for fiscal 2005 compared to Adjusted Net Loss of $617,000 for fiscal 2004 relates primarily to the previously mentioned increases in operating expenses.

At March 31, 2005, the Company had $24,200,000 and $20,600,000 of Federal and State income tax net operating loss carryovers, respectively. In fiscal 2005, the Company paid income taxes totaling $12,000, primarily consisting of required minimum state tax payments.

Liquidity and Capital Resources

Through March 31, 2005, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; the performance of outsourced research and development and manufacturing contracts and the manufacture and sale of specialized disposable medical devices.

During the year ended March 31, 2005, the Company used cash totaling $487,000 in operating activities as compared to generating cash of $431,000 in the prior year. The change related primarily to the inclusion in net loss for the year ended March 31, 2004 of significantly more non-cash stock and compensation expenses than in the year ended March 31, 2005.

During fiscal 2005, the Company used cash totaling $1,023,000 in investing activities as compared to using $2,461,000 in fiscal 2004. The decrease reflects the completion of the build-out of the Company’s Wilmington, Massachusetts facility and the completion of the Gish acquisition in fiscal 2004, partially offset by  $333,000 of costs related to the termination of the  CarTika acquisition.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000. In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. In addition, the investors have rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which are exercisable for a period commencing on December 22, 2004 and ending on July 24, 2005. The Company also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. Should the investors exercise the additional investment rights (described above), the placement agent will receive an additional warrant up to 113,959 shares of common stock at an exercise price of $2.40 per share. If all warrants and additional investment rights are exercised, the Company would receive gross proceeds of $5,162,326, less related transaction costs.

In fiscal 2005, stock options for 179,501 shares of the Company’s common stock were exercised, resulting in net cash proceeds of approximately $254,000 to the Company. In fiscal 2005, the Company made open market purchases of 24,000 shares of the Company’s common stock at an aggregate cost of approximately $84,000.

In December 2000, Gish entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. At March 31, 2005, Gish had no outstanding balance under the revolving line of credit, as the revolving line of credit agreement was terminated by the Company in January 2005.

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

As of March 31, 2005, CardioTech was conducting its operations with approximately $7,469,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months beyond March 31, 2005. The Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA in fiscal 2004 and will evaluate various options to subsequently mortgage the new building, and/or explore other debt options, including a revolving  line of credit such as was previously  used  by Gish to fund its operations, if additional funds are required. At  March 31, 2005 the Company had no long-term debt.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Our critical accounting policies are as follows:

•       Accounts Receivable Valuation   We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectibility of the accounts such that the amounts reflect estimated net realizable value. If actual uncollectible amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

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

•       Intangibles   Our long-lived assets include intangible assets and goodwill. At March 31, 2005, we had $2,414,000 of intangible assets and goodwill, net, which accounted for approximately 10% of our total assets. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our intangible assets for impairment on a periodic basis thereafter. During the quarter ended March 31, 2005 the Company tested its intangible assets for impairments and based on the results of the first step of the goodwill impairment test, the Company has determined that the fair value of each of its reporting units exceeded the carrying amounts and, therefore, no goodwill impairment existed as of March 31, 2005. As a result, the second step of the goodwill impairment test is not required to be completed. The company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2006.

Item 7. Financial Statements

The following documents are filed as part of this report on Form 10-KSB

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 8a. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8b. Reports on Form 8-K—NONE

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

CardioTech’s board of directors is currently comprised of six directors. The directors and executive officers, their ages and positions at CardioTech as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2005.

Name	Age	Position(s)
Dr. Michael Szycher	66	Chairman of the Board, President, Chief Executive Officer and Treasurer
Leslie M. Taeger	54	Chief Financial Officer
Thomas Lovett	50	Vice President of Finance
Michael Adams	49	Director
Anthony J. Armini	67	Director
Michael Barretti	59	Director
Jerry Dorsey	60	Director
William O’Neill Jr.	62	Director

Dr. Michael Szycher has been Chairman of the Board, President, Chief Executive Officer and Treasurer of CardioTech since June 1996. From October 1989 until joining CardioTech in June 1996, Dr. Szycher served as Chairman of PolyMedica Industries, Inc. (“PMI”) and Chief Executive Officer of PMI from November 1990 to June 1996, and as a director of PMI from its inception until June 1996. Dr. Szycher is also a director of Implant Sciences Corporation (AMEX: IMX). Dr. Szycher is a recognized international authority on polyurethanes and blood compatible polymers. He is the author of over eighty original research articles, and was a pivotal force in the creation of the Medical Plastics Division of the SPE. He is the Editor of five books, “Biocompatible Polymers, Metals and Composites;” “Synthetic Biomedical Polymers;” “Blood Compatible Materials and Devices: Perspectives Towards the 21st Century;” High Performance Biomaterials: A Comprehensive Guide to Medical/Pharmaceutical Applications;” and “Szycher’s Dictionary of Biomaterials and Medical Devices,” and the acclaimed “Szycher’s Dictionary of Medical Devices.” He is also Editor-In-Chief of the quarterly Journal of Biomaterials Applications. Dr. Szycher received a Ph.D. in Cardiac Physiology from Boston University School of Medicine, and an MBA from Suffolk University.

Mr. Taeger became Chief Financial Officer of CardioTech in February 2004, and has been Chief Financial Officer of Gish since September 2000. Prior to joining Gish, Mr. Taeger was employed for more than five years as Chief Financial Officer of Cartwright Electronics, Inc., a division of Meggitt, PLC. Mr. Taeger is a CPA in the state of California and received a BS in Accounting from California State University at Fullerton.

Mr. Thomas F. Lovett has served as Vice President of Finance since May 2003. He served as the Corporate Controller of CardioTech from August 2000 through May 2003. From 1992 until joining CardioTech, Mr. Lovett served in the capacities of Controller and Cost Accounting Manager at Cynosure, Inc. Additionally, Mr. Lovett served in a number of capacities, including Cost Accounting Manager, for Candela Laser CardioTech from 1983 to 1992. Mr. Lovett holds a BS degree in Accounting from Northeastern University.

Mr. Michael Adams has been a director of CardioTech since May 1999. He is also the Vice President of PLC Systems, Inc. Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc., (“Assurance Medical”). Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality

Assurance of CardioTech from June 1998 to May 1999. From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation.

Dr. Anthony J. Armini has been a director of CardioTech since August 2000. Dr. Armini has been the President, Chief Executive Officer, and Chairman of the Board of Directors of Implant Science Corporation since 1984. From 1972 to 1984, prior to founding Implant Sciences, Dr. Armini was Executive Vice President at Spire Corporation. From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation. Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967. Dr. Armini is the author of eleven patents, fifteen patents pending and fourteen publications in the field of implant technology. Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields.

Mr. Michael Barretti has been a director of CardioTech since January 1998. Mr. Barretti is the executive in residence and professor of marketing at Suffolk University in Boston. Mr. Barretti has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996. From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers. From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry. From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field.

Mr. Jeremiah E. Dorsey has been a director of CardioTech since May, 2004. Mr. Dorsey retired in 2002. From 1992 to 2002, Mr. Dorsey was President and Chief Operating Officer of The West Company (Lionville, PA), a leading supplier of components to the pharmaceutical, medical device and dental businesses. From 1990 to 1992, Mr. Dorsey was President and Chief Executive Officer of Foster Medical (Waltham, MA), a supplier of hospital equipment. From 1988 to 1990, he was President of Towles Housewares Company (Newburyport, MA), and Vice President and Board Member of J&J Dental Products Company (East Windor, NJ), a world leader in composite materials, dental amalgams, cleaning and polishing products.

Mr. William J. O’Neill, Jr. has been a director of CardioTech since May 2004. Mr. O’Neill is currently the Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts. Prior to this appointment, Mr. O’Neill spent thirty years (1969-1999) with the Polaroid Corporation, where he held the positions of Executive Vice President of the Corporation, President of Corporate Business Development, and Chief Financial Officer. He was also Senior Financial Analyst at Ford Motor Company. Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute, and is currently a member of the Massachusetts Bar Association, a member of the Board of Directors of the Greater Boston Chamber of Commerce, and serves on the Board of Directors of Concord Camera. He earned a BA at Boston College in mathematics, a MBA in finance from Wayne State University, and a JD from Suffolk University Law School.

Committees; Attendance

Meeting Attendance.   During the fiscal year ended March 31, 2005, there were four (4) meetings of the Board. The various committees of the Board also met a total of three (3) times during fiscal 2005. Each director attended in excess of 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2005. In addition, from time to time, the members of the Board and its committees acted by unanimous written consent pursuant to Massachusetts law.

Audit Committee.   The Board has designated from among its members an Audit Committee, which consisted of Mr. O’Neill (Chairman), Mr. Michael Barretti, and Mr. Anthony Armini. Mr. O’Neill,

Mr. Barretti, and Mr. Armini are independent members. Mr. O’Neill meets the requirements to qualify as a financial expert. The Audit Committee has the responsibility to ascertain that the Company’s financial statements reflect fairly the financial condition and operating results of the Company and to appraise the soundness, adequacy and application of accounting and operating controls. The Audit Committee recommends the independent auditors to the Board, reviews the scope of the audit functions of the independent auditors and reviews the audit reports. The Audit Committee held a meeting each quarter during fiscal 2005. The responsibilities of the Audit Committee are outlined in a written charter, which was included as Annex A of the Proxy Statement for the 2004 shareholder meeting.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee, which met three (3) times during fiscal 2005, had three members, Mr. Barretti, Mr. Dorsey and Mr. Adams (Chairman). The Compensation and Stock Option Committee reviews, approves and makes recommendations on the Company’s compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation and Stock Option Committee administers the 1996 Plan and the 2003 Plan.

Nominating Committee.

The Nominating Committee, which was established in March 1998 and had one meeting in fiscal 2005, has three members, Mr. Dorsey, Mr. Barretti and Mr. Adams. The Nominating Committee nominates individuals to serve on the Board. The Nominating Committee considers nominees recommended by Stockholders.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Adams, no person serving on the Compensation and Stock Option Committee at any time during Fiscal Year 2005 was a present or former officer or employee of the Company or any of its subsidiaries. During Fiscal Year 2005, other than Dr. Szycher, no executive officer of the Company served as a member of the board of directors or compensation and stock option committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Company’s Board or Compensation and Stock Option Committee.

Directors’ Compensation

CardioTech’s policy is to pay $750 per diem compensation to non-employee members of the Board for attendance at Board meetings, and $1,500 per diem to Committee Chairmen. The chairman of the Audit Committee will also receive $1,500 for each special meeting with CardioTech’s Principal Accountants. All non-employee directors are reimbursed for travel and other related expenses incurred in attending meetings of the Board.

Directors are eligible to participate in the 1996 and 2003 Plans. In fiscal 2004, CardioTech granted each Director an option to purchase 10,000 shares of the Company’s Common Stock and additional 2,500 shares to chairmen of committees. In fiscal 2005, CardioTech granted the chairman of the Audit Committee an option to purchase 50,000 shares and granted each director an option to purchase 30,000 shares. Additionally, in fiscal 2005, one board member elected to receive stock options to purchase 5,000 shares for each Board meeting attended in fiscal 2005 in lieu of per diem compensation.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and vice president of finance. The code of ethics is posted on the Company’s website, the address of which is www.cardiotech-inc.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer, chief financial officer, or vice president of finance that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to CardioTech, we believe that all persons subject to the reporting requirements of Section 16(a) filed such reports on a timely basis in fiscal 2005.

Item 10. Executive Compensation

Summary Compensation Table:   The following table sets forth the aggregate compensation for services rendered in all capacities during the fiscal years ended March 31, 2005, 2004, and 2003 of all persons serving as Chief Executive Officer and all other executive officers whose salary and bonus exceed $100,000 (the “Named Executive Officers”)

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award	Securities Underlying Options (#)	All Other Compensation(1)
Michael Szycher, Ph.D, MBA	2005	$325,000			600,000	$4,797
Chairman, CEO and Treasurer	2004	$325,000		$55,200	1,017,330	$8,092
	2003	$325,000				$2,955
Douglas E. Whittaker	2005	$148,870			120,000	$250
President of Gish	2004	$147,239			150,000	$250
	2003	$131,060				$250
Leslie M. Taeger	2005	$144,527			150,000	$250
CFO	2004	$143,507	$15,000		100,000	$250
	2003	$150,470	$50,000			$250
Thomas F. Lovett	2005	$95,000			100,000	$5,451
Vice President of Finance	2004	$92,000		$18,400	100,000	$1,353
	2003	*(2)				$1,776

(1)          Includes premiums paid by the Company for long term disability insurance and term life insurance. Premiums paid in fiscal 2005, 2004 and 2003 for short and long-term disability insurance and life insurance, respectively, were $1,284, $885 and $960 for Dr. Szycher. Personal use of leased car for Dr. Szycher was $3,510, $6,247 and $1,737 respectively.

(2)          Less than 100,000 Annual

The Company has entered into an employment agreement (the “Employment Agreement”) with Dr. Michael Szycher, pursuant to which said individual serves as Chief Executive Officer of the Company. Pursuant to the terms of the Employment Agreement, Dr. Szycher is to receive an annual base salary of Three Hundred and Twenty Five Thousand ($325,000) dollars. Dr. Szycher’s salary will be reviewed annually by the Board. Additionally, Dr. Szycher may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation and Stock Option Committee of the Board.

The term of the Employment Agreement by and between the Company and Dr. Szycher is set to expire on December 31, 2007. After such time, the term of the Employment Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Dr. Szycher remains employed by the

Company. Dr. Szycher and CardioTech each have the right to terminate the Employment Agreement at any time, with or without cause (as defined in the Employment Agreement), upon thirty (30) days prior written notice. In the event that CardioTech terminates the applicable Employment Agreement without cause, or Dr. Szycher terminates his employment for good reason following a change in control (as such terms are defined in the Employment Agreement) or CardioTech fails to renew the Employment Agreement within two (2) years following the occurrence of a change in control, Dr. Szycher will be entitled to receive severance equal to 2.99 times his annual base salary at termination. In such event, Dr. Szycher will be bound by a noncompete covenant for one (1) year following termination of his employment.

The following table sets forth information regarding each stock option granted during the fiscal year ended March 31, 2005 to each of the named executive officers.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
Michael Szycher, Ph.D.(1)	250,000	12.1%	$5.15	3/31/2014
Michael Szycher, Ph.D.(1)	350,000	16.9%	$2.60	2/13/2015
Douglas E. Whittaker	120,000	5.8%	$2.60	2/13/2015
Leslie M. Taeger	100,000	4.8%	$4.19	6/30/2014
Leslie M. Taeger	150,000	7.2%	$2.60	2/13/2015
Thomas F. Lovett	100,000	4.8%	$2.60	2/13/2015

(1)          The Company granted options to purchase 2,073,500 shares of Common Stock to employees and consultants in the fiscal year ended March 31, 2005. All options were granted at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, determined by the closing price on the American Stock Exchange on the trading day immediately preceding the grant date. Options vested on the date of grant and normally expire ten years from the date of the grant.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values

The following table provides information regarding the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by each of the named executive officers as of March 31, 2005 and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Common Stock.

	Underlying Unexercised Options/SARs at Fiscal Year-End 2005		Value of the Unexercised in the Money Options/SARs at Fiscal Year-End(1)		Shares Aquired on	Value
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	Exercise(#)	Realized
Michael Szycher, Ph.D.	3,230,743		$1,667,316
Douglas E. Whittaker	270,000
Leslie M. Taeger	350,000
Thomas Lovett	335,000		$68,438

(1)          The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Common Stock of $1.90, the closing sale price per share of the Common Stock as reported on the American Stock Exchange for March 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock, as of March 31, 2005, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors, executive officers, and significant employees named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of March 31, 2005. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

The percentage of beneficial ownership for the following table is based on 19,258,983 shares of CardioTech common stock outstanding as of March 31, 2005. Unless otherwise indicated, the address for each listed stockholder is: c/o CardioTech International, Inc., 229 Andover Street, Wilmington, MA 01887. To CardioTech’s knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Outstanding Shares
Michael Szycher(1)	3,608,466	16.0%
Michael Barretti(2)	290,833	1.5%
Michael Adams(3)	242,589	1.2%
Anthony Armini(4)	143,520	0.7%
William O’Neill(5)	80,000	0.4%
Jermiah Dorsey(6)	45,000	0.2%
Douglas E. Whittaker(7)	270,000	1.4%
Leslie M. Taeger(8)	376,844	1.9%
Thomas F. Lovett(9)	355,000	1.8%
All executive officers and directors as a group (9 persons)(10)	5,412,252	22.3%

  (1)       Includes 3,230,743 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (2)       Includes 274,783 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (3)       Includes 242,589 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (4)       Includes 137,520 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (5)       Includes 80,000 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (6)       Includes 45,000 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (7)       Includes 270,000 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (8)       Includes 350,000 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

  (9)       Includes 335,000 shares of common stock, which may be purchased within 60 days of March 31, 2005 upon the exercise of stock options and/or warrants.

(10)       See footnotes (1) through (9).

Item 12. Certain Relationships and Related Transactions (See Financial Stattements for Additional Disclosure)

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a one-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $125,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $56,000 based on the achievement of certain milestones related to other products of the Company. At March 31, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $73,000 related to performance under this contract have been recognized as a research and development expense as of March 31, 2005.

CardioTech has entered into an employment arrangement with Scott Szycher, the son of Dr. Michael Szycher, our Chairman, President, Chief Executive Officer and Treasurer. Mr. Scott Szycher is the worldwide sales manager for the DermaPhylyx division and is responsible for coordinating the sales and marketing activities of the DermaPhlyx division. Mr. Scott Szycher is paid an annual salary of $65,000 per year.

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

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 10-KSB

(a)           The following are filed as part of this Form 10-KSB:

(1)         Financial Statements: For a list of financial statements which are filed as part of this
Form 10-KSB, See Page 34

(2)         Exhibits

Exhibit Number:	Exhibit Title:
2.1

Agreement and plan of merger and reorganization by and among Cardiotech International, Inc., Gish Acquisition Corp. and Gish Biomedical, Inc., incorporated by reference to Annex A of CardioTech’s Registration Statement on Form S-4 filed on December 23, 2002.

2.2

Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and among CardioTech International, Inc., Gish Acquisition Corp. and Gish Biomedical Inc., incorporated by reference to Exhibit 2.2 to CardioTech’s Registration Statement on Form S-4 filed on January 16, 2003.

3.1

Restated Articles of Organization of CardioTech International, Inc., filed with the Secretary of State of Massachusetts on May 9, 1996 and incorporated herein by reference to Exhibit 3.1 of CardioTech’s Registration Statement on Form 10-12G/A filed on May 10, 1996.

3.1.1

Certificate of Vote of Directors Establishing a Class or Series of Stock for Series A Preferred Stock was filed as Exhibit 3.1 to CardioTech’s Form 10-Q for the quarter ended September 30, 1998, filed on November 17, 1998, and incorporated herein by reference.

3.1.2	Certificate of Correction dated May 8, 1996 and incorporated herein by reference to Exhibit 3.1 to CardioTech’s Form 10-Q for the quarter ended December 31, 1998, filed on February 16, 1999.
3.2	Bylaws of CardioTech International, Inc., incorporated by reference to Exhibit 3.2 of CardioTech’s Registration Statement on Form 10 filed on May 10, 1996.
4.1	Form of Warrant incorporated by reference to Exhibit 4.1 to CardioTech’s Form 8-K filed on December 23, 2004.
4.2	Form of Placement Agent Warrant incorporated by reference to Exhibit 4.2 to CardioTech’s Form 8-K filed on December 23, 2004.
4.3	Form of Additional Investment Right incorporated by reference to Exhibit 4.3 to CardioTech’s Form 8-K filed on December 23, 2004.
10.2	Tax Matters Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.
10.3	Amended and Restated License Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.
10.4

CardioTech 1996 Employee, Director and Consultant Stock Option Plan, as amended, was filed as Exhibit 10.4 to CardioTech’s Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

10.5

Employment Agreement of Michael Szycher, dated March 26, 1998, was filed as Exhibit 10.5 to CardioTech’s Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

10.10	Development, Supply and License Agreement between PMI and Bard Access Systems, dated November 11, 1992, was filed as Exhibit 10.10 of the Form 10 and is incorporated herein by reference.
10.11

Lease Agreement between CardioTech and Cummings Properties Management, Inc., dated June 26, 1998, was filed as Exhibit 10.11 to CardioTech’s Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

10.15

Note Purchase Agreement dated as of March 31, 1998 between CardioTech and Dresdner Kleinwort Benson Private Equity Partners, LP (“Kleinwort Benson”) was filed as Exhibit 99.1 to CardioTech’s Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 15, 1998 and is incorporated herein by reference.

10.15.1

Amendment, dated as of November 12, 1998, to Note Purchase Agreement and Registration Rights Agreement was filed as Exhibit 10.1 to CardioTech’s Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998 and is incorporated herein by reference.

10.18

Form of Unit Purchase Agreement between CardioTech and certain individuals was filed as Exhibit 99.1 to CardioTech’s Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

10.19

Form of Warrant to Purchase Shares of Common Stock of CardioTech issued to certain individuals was filed as Exhibit 99.2 to CardioTech’s Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

10.20	First Amendment Between Duke Realty Limited Partnership and CDT Dated May 1, 2004 Filed as an Exhibit to CardioTech’s Form 10-K for the year ended March 31, 2004.
10.21

Exchange and Venture Agreement by and among CardioTech International, Inc., Implant Sciences, Inc. and CorNova, Inc. dated March 5, 2004 filed as an exhibit to CardioTech’s Form 10-KSB for the fiscal year ended March 31, 2004.

10.22

Plan and Agreement of Merger and Reorganization dated March 12, 2004 between CardioTech International, Inc. and DermaPhylyx, Inc., filed as an exhibit to CardioTech’s Form 10-KSB for the year ended March 31, 2004.

10.23

Asset Purchase Agreement, dated as of November 19, 2004 by and among CardioTech International, Inc., CarTika Medical, Inc., Thomas C. Carlson and Sheila A. Carlson, incorporated by reference to Exhibit 99 to CardioTech’s Form 8-K filed on November 22, 2004.

10.24

Securities Purchase Agreement between Gryphon Master Fund, L.P., GSSF Master Fund, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Meadowbrook Opportunity Fund LLC, Capital Ventures International, Iroquois Capital, L.P. and CardioTech International, Inc. dated as of December 21, 2004 and incorporated herein by reference to Exhibit 10.1 to CardioTech’s Form 8-K filed on December 23, 2004.

10.25

Registration Rights Agreement between Gryphon Master Fund, L.P., GSSF Master Fund, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Meadowbrook Opportunity Fund LLC, Capital Ventures International, Iroquois Capital, L.P. and CardioTech International, Inc. dated as of December 21, 2004 and incorporated herein by reference to Exhibit 10.2 to CardioTech’s Form 8-K filed on December 23, 2004.

10.26

Lock-Up Agreement between CardioTech International, Inc. and certain of its officers and directors dated as of December 21, 2004 and incorporated herein by reference to Exhibit 10.3 to CardioTech’s Form 8-K filed on December 23, 2004.

21	**	Subsidiaries of CardioTech
23.1	**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**    Filed herewith

(b)          Reports on Form 8-K: None

Copies of these exhibits are available for a reasonable fee upon written request to the Company at its corporate headquarters: CardioTech International, Inc., 229 Andover Street, Wilmington, MA 01887. ATTN: Thomas F. Lovett.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the principal accountant, Ernst & Young LLP for professional services rendered for the fiscal years ended March 31, 2005 and 2004. The Audit Committee considered and discussed with Ernst & Young LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.

Fee Category	2005	2004
Audit Fees	$247,000	$239,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$247,000	$239,000

Audit Fees.   This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Audit-Related Fees.   This category consists of fees billed for assurance and related services that related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”.

Tax Fees.   This category consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and acquisitions.

Audit Committee Pre-approval Policies and Procedures

In addition to approving the engagement of the Principal Accountant to audit the Company’s consolidated financial statements, it is the policy of the Committee to approve all use of the Company’s Principal Accountant for non-audit services prior to any such engagement. To minimize relationships that could appear to impair objectivity of the Principal Accountant, it is the policy of the Committee to restrict the non-audit services that may be provided to the Company by the Company’s Principal Accountant primarily to services that clearly would not compromise the independence of the auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2005	CardioTech International, Inc.
	By:	/s/ MICHAEL SZYCHER
Michael Szycher Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2005	/s/ MICHAEL SZYCHER
Michael Szycher Chairman, Chief Executive Officer (Principal Executive Officer)
Dated: June 29 2005	/s/ MICHAEL F. ADAMS
Michael F. Adams Director
Dated: June 29 2005	/s/ ANTHONY J. ARMINI
Anthony J. Armini Director
Dated: June 29 2005	/s/ MICHAEL BARRETTI
Michael Barretti Director
Dated: June 29 2005	/s/ JERRY DORSEY
Jerry Dorsey Director
Dated: June 29 2005	/s/ WILLIAM O’NEILL, JR.
William O’Neill, Jr. Director
Dated: June 29 2005	/s/ LESLIE M. TAEGER
Leslie M. Taeger Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheet of CardioTech International, Inc. as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. at March 31, 2005 and the consolidated results of their operations and their cash flows for the years ended March 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 15, 2005

CARDIOTECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,469,000
Accounts receivable—trade, net of bad debt allowance of $326,000	3,399,000
Accounts receivable—other	221,000
Note receivable—related party	10,000
Inventory	4,802,000
Prepaid expenses	195,000
Total Current Assets	16,096,000
Property and equipment, net	4,549,000
Amortizable intangible assets, net	776,000
Goodwill	1,638,000
Other non-current assets	198,000
Investment in CorNova, Inc.	505,000
Total Assets	$23,762,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,664,000
Accrued expenses	652,000
Deferred revenue	263,000
Total Current Liabilities	2,579,000
Deferred rent	173,000
Stockholders’ Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and none outstanding as of March 31, 2005	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 19,258,983 issued and outstanding as of March 31, 2005	192,000
Additional paid-in capital	35,263,000
Accumulated deficit	(14,270,000)
Accumulated other comprehensive income	(175,000)
Total Stockholders’ Equity	21,010,000
Total Liabilities and Stockholders’ Equity	$23,762,000

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2005	2004
Revenue:
Product sales	$21,067,000	$21,323,000
Royalties	774,000	476,000
	21,841,000	21,799,000
Operating Expenses:
Cost of product sales	15,645,000	15,670,000
Research and development, regulatory and engineering	1,258,000	1,065,000
Selling and marketing	2,838,000	2,572,000
General and administrative	3,177,000	3,083,000
Severance payment		372,000
Non-cash compensation and research contract expense(1)	78,000	1,171,000
CarTika acquisition expenses	333,000	—
	23,329,000	23,933,000
Loss from operations	(1,488,000)	(2,134,000)
Interest and Other Income and Expense:
Interest expense	(20,000)	(70,000)
Interest income	38,000	45,000
Other income, (expense)	(12,000)	645,000
Other income, net	6,000	620,000
Equity in loss of CorNova, Inc.	(113,000)	(1,000)
Net Loss	$(1,595,000)	$(1,515,000)
Net loss per common share, basic and diluted	$(0.09)	$(0.10)
Shares used in computing net loss per common share, basic and diluted	18,023,102	15,420,736

(1)          For the year ended March 31, 2005, non-cash compensation expense was a general and administrative expense. For the year ended March 31, 2004, non-cash compensation and research contract expense included $210,000 of research contract costs and $961,000 of general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended March 31, 2005 and 2004

	Common Stock		Additional		Other	Subscription receivable		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	from related parties	Treasury Stock	Equity (Deficit)
Balance as of April 1, 2003	9,228,266	$92,000	$16,168,000	$(11,160,000)	—	$(178,000)	$(165,000)	$4,757,000
Issuance of common stock in connection with exercise of stock options	2,354,190	24,000	4,960,000	—	—	—	—	4,984,000
Issuance of common stock in connection with exercise of warrants	1,158,900	12,000	1,758,000	—	—	—	—	1,770,000
Fair value of options granted to consultants	—	—	92,000	—	—	—	—	92,000
Fair value due to modification of warrant terms	—	—	344,000	—	—	—	—	344,000
Issuance of shares related to the Gish merger	4,901,817	49,000	8,162,000	—	—	—	—	8,211,000
Issuance of shares related to the Dermaphylyx merger	3,827	—	21,000	—	—	—	—	21,000
Investment in CorNova, Inc.	12,931	—	75,000	—	—	—	—	75,000
Issuance of common stock to Implant Sciences per contract terms	40,000	—	249,000	—	—	—	—	249,000
Interest due on officer’s notes	—	—	—	—	—	(9,000)	—	(9,000)
Payment of interest due on officers’ notes	—	—	—	—	—	37,000	—	37,000
Note receivable from related party	—	—	—	—	—	(166,000)	—	(166,000)
Payment of note receivable from related party	—	—	—	—	—	26,000	—	26,000
Payment of subscription receivable	—	—	—	—	—	290,000	—	290,000
Issuance of treasury shares, at cost	—	—	212,000	—	—	—	163,000	375,000
Purchase of stock, at cost	—	—	—	—	—	—	(180,000)	(180,000)
Comprehensive income from CorNova	—	—	—	—	7,000	—	—	7,000
Net loss	—	—	—	(1,515,000)	—	—	—	(1,515,000)
Balance at March 31, 2004	17,699,931	177,000	32,041,000	(12,675,000)	7,000	—	(182,000)	19,368,000
Issuance of common stock in connection with exercise of stock options	179,501	2,000	252,000	—	—	—	—	254,000
Fair value of options granted to consultants	—	—	58,000	—	—	—	—	58,000
Issuance of common stock in connection with private placement, net of $314,000 of expenses	1,139,586	11,000	2,410,000	—	—	—	—	2,421,000
Investment in CorNova	308,642	3,000	747,000	—	—	—	—	750,000
Compensation expense related to acceleration of employee stock options	—	—	20,000	—	—	—	—	20,000
Purchase of stock, at cost	—	—	—	—	—		(84,000)	(84,000)
Reclass of repurchased stock as unissued according to Mass Business Corp. Act	(68,677)	(1,000)	(265,000)	—	—	—	266,000	—
Comprehensive loss from CorNova	—	—	—	—	(182,000)	—	—	(182,000)
Net loss	—	—	—	(1,595,000)	—	—	—	(1,595,000)
Balance at March 31, 2005	19,258,983	$192,000	$35,263,000	$(14,270,000)	$(175,000)	—	—	$(21,010,000)

The accompanying notes are an integral part of these consolidated financial statements

CARDIOTECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2005	2004
Cash flows from operating activities:
Net Loss	$(1,595,000)	$(1,515,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to treasury shares issued	—	293,000
Fair value ascribed to options granted to nonemployees	58,000	92,000
Discount value ascribed to options granted to consultant	—	232,000
Compensation expense related to modification of warrants and options	20,000	344,000
Non-cash research contract expense	—	210,000
Equity in net loss of CorNova, Inc.	113,000	1,000
Decrease in carrying value of CorNova, Inc.	—	32,000
Depreciation and amortization	1,016,000	1,092,000
Provision for doubtful accounts	202,000	24,000
Deferred rent	(47,000)	(42,000)
Changes in assets and liabilities:
Accounts receivable—trade	(321,000)	(141,000)
Accounts receivable—other	(29,000)	(71,000)
Inventory	(235,000)	(398,000)
Prepaid expenses and other current assets	(22,000)	155,000
Accounts payable	340,000	371,000
Accrued expenses	(94,000)	(139,000)
Deferred revenue	107,000	(109,000)
Net cash provided by (used in) operating activities	(487,000)	431,000
Cash flows from investing activities:
Purchases of property and equipment	(712,000)	(2,447,000)
Decrease in other non-current assets	22,000	484,000
Payment of acquisition costs, net of cash acquired	(333,000)	(498,000)
Net cash used in investing activities	(1,023,000)	(2,461,000)
Cash flows from financing activities:
Repayment on revolving line of credit	(730,000)	(474,000)
Net proceeds from issuance of common stock	2,676,000	6,503,000
Repayment of note receivables from officers and directors	—	290,000
Purchase of stock	(84,000)	(111,000)
Net cash provided by financing activities	1,862,000	6,208,000
Net increase in cash and cash equivalents	352,000	4,178,000
Cash and cash equivalents at beginning of period	7,117,000	2,939,000
Cash and cash equivalents at end of period	$7,469,000	$7,117,000

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

Effective March 5, 2004, the Company exchanged 12,931 shares of its common stock for 1,500,000 shares of common stock of CorNova, Inc., which currently represents an ownership interest of 30%. CorNova, Inc. completed its Series A Financing transaction on February 4, 2005. At that time, the Company contributed 308,642 shares of its common stock equal to $750,000. The number of shares was determined based on the five (5) day average closing price immediately preceding the closing date. CorNova is a development stage enterprise, formed to develop a drug eluding stent based upon the Company’s Chronoflex technology.

A. Summary of Significant Accounting Policies and Certain Other Disclosures

Basis of Presentation

CardioTech was incorporated in March 1993. CardioTech and CardioTech International, Ltd. (“CTL”) were spun off of PolyMedica Industries, Inc. (“PMI”) in June 1996. CardioTech Acquisition Corp, a wholly-owned subsidiary of the Company, was incorporated in April 1999. CTL was sold in November 2000. Catheters and Disposables Technology, Inc. (CDT), an original equipment manufacturer; supplier of specialized disposable medical devices to medical device companies from concept to finished packaged, sterile product; and  who uses its experience in the design, development, prototyping and manufacturing to provide turnkey contract services, was acquired in May, 2001. On April 7, 2003 the Company consummated a merger with Gish Biomedical, Inc. (“Gish”). Gish  specializes in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery. Gish is registered as a medical device manufacturer with the FDA, the European Union and state agencies, such as the California Department of Health Services.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies and Certain Other Disclosures (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with  maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account.

Supplemental Disclosure of Cash Flow Information

For fiscal years ended March 31, 2005 and 2004, the Company received interest income of $38,000 and $45,000, respectively. For fiscal years ended March 31, 2005 and 2004, the Company paid interest  of $20,000 and $70,000, respectively. For fiscal years ended March 31, 2005 and 2004, the Company paid income taxes of $12,000 and $7,000, respectively. During fiscal 2005, the Company had one non-cash item, the issuance of 308,642 shares related to the investment in CorNova, Inc. During fiscal 2004, the Company had the following three non-cash items: (i) the issuance of 4,901,817 shares related to the Gish merger, (ii) the issuance of 12,931 shares related to the investment in CorNova, Inc., and (iii) the issuance of 3,827 shares related to  the Dermaphylyx merger.

Revenue Recognition—Product, Research and Royalty Revenue

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and ETIF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted development fees from

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies and Certain Other Disclosures (Continued)

corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers by the Company for the year ended March 31, 2005 and 2004 of $409,000 and $481,000, respectively, have been recorded as revenue.

Research and Development, Regulatory and Engineering Expense

Research and development, regulatory and engineering expenditures for the years ended March 31, 2005 and 2004 were $1,258,000 and $1,065,000, respectively, and consisted primarily of salaries and related costs ( 60% in fiscal 2005 and 72% in fiscal 2004), and are expensed as incurred. In this income statement category, the Company has six full time employees and allocates a portion of Dr. Szycher’s salary and related costs to this income statement category. These individuals work on a variety of projects, including production support.

Reporting Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the years ended March 31, 2005 and 2004, the Company’s only item of other comprehensive income (loss) was its equity in unrecognized holding gains (losses) on securities classified as available for sale, recorded by CorNova, Inc. of ($182,000) and $7,000, respectively.

Basic and Diluted Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. At March 31, 2005 and March 31, 2004, exercisable options of 6,590,035 and 4,048,773, respectively, were excluded from the earnings per share calculation because they are considered antidilutive. At March 31, 2005, warrants issued to purchase 740,731 shares of common stock, additional investment rights to purchase 1,139,586 shares of common stock and warrants to purchase 113,959 shares of common stock if the additional investment rights are exercised, were excluded from the earnings per share calculation because they are considered antidilutive. At March 31, 2004, there were no warrants outstanding to purchase shares of the Company’s common stock.

Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies and Certain Other Disclosures (Continued)

stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease, and the Company’s building is depreciated using the straight-line method over 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company records construction in process in the appropriate asset category and commences depreciation upon completion and commencement of use of the asset.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following at March 31, 2005.

Raw materials	$2,343,000
Work in progress	1,182,000
Finished goods	1,277,000
Total inventories	$4,802,000

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes,” where deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using currently enacted tax rates. A valuation reserve against the net deferred assets is recorded, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Intangible Assets and Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include property and equipment and finite-lived intangible assets for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date. The Company evaluates the reliability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset or subsidiary. Property and equipment and amortizable intangibles are subject to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, “Goodwill and Other Intangible Assets.”

In accordance with the annual impairment test requirement of SFAS No. 142, the Company completed the first step of the traditional goodwill impairment test during the last quarter of fiscal 2005, based on the amount of goodwill as of December 31, 2004. The Company estimated the fair value of each of its reporting units based on a discounted cash flow model. Based on the results of the first step of the goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded the carrying amounts and, therefore, no goodwill impairment existed as of March 31, 2005. As a

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies and Certain Other Disclosures (Continued)

result, the second step of the goodwill impairment test is not required to be completed. As of March 31, 2005, management is not aware of any events that would cause them to conclude that any indicators of impairment exist. The Company will be required to continue to perform a goodwill impairment test on at least an annual basis and the next test is scheduled during the quarter ending March 31, 2006.

As of March 31, 2005, CardioTech had unamortized goodwill of $1,638,000 and amortizable identifiable intangible assets of $776,000. Amortization expense related to identifiable intangible assets that will continue to be amortized in the future is approximately $192,000 for the fiscal year ended March 31, 2005.

The estimated amortization expense related to other identifiable intangible assets for the next five years is as follows:

Year
2006	$192,000
2007	$118,000
2008	$110,000
2009	$110,000
2010	$110,000

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Year Ended March 31
	2005	2004
Net loss, as reported	$(1,595,000)	$(1,515,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20,000	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	$(7,418,000)	$(2,790,000)
Pro forma, net loss	$(8,993,000)	$(4,305,000)
Basic and diluted loss per share
As reported	$(0.09)	$(0.10)
Pro forma	$(0.50)	$(0.28)

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies and Certain Other Disclosures (Continued)

The significant difference between “As reported” and “Pro forma” results for the year ended March 31, 2005 relates primarily to the effect of the acceleration of the vesting of stock options on July 8, 2004, as described in Note I to these consolidated financial statements and the granting in fiscal 2005 of 2,073,500 fully vested stock options.

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

The fair value of each option granted during the fiscal years 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Dividend yield	None	None
Expected volatility	80.00%	80.00%
Risk-free interest rate	4.17% - 4.73%	3.38% - 4.40%
Expected life	10 years	10 years
Fair value of options granted	$2.61	$1.64

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and payables at March 31, 2005 approximate their carrying amount due to the short maturities of these items. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

All of the Company’s cash and cash equivalents are maintained at major financial institutions.

The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. The Company’s contract manufacturing operations requires new customers to pay a deposit prior to any work being performed, which is recorded as a current liability. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at March 31, 2005. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies and Certain Other Disclosures (Continued)

Recent Accounting Pronouncements

The FASB issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after December 15, 2005. Retroactive application of the requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB has concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on the consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs be recognized as an expense in the period incurred. In addition, other items, such as abnormal freight, handling costs and wasted materials, require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company does not expect the impact of the adoption of SFAS 151 to have a material effect on its consolidated financial statements.

B. Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a one-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $125,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $56,000 based on the achievement

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Related Party Transactions (Continued)

of certain milestones related to other products of the Company. At March 31, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $73,000 related to performance under this contract have been recognized as a research and development expense as of March 31, 2005.

CardioTech currently employs Scott Szycher, the son of Dr. Michael Szycher, our Chairman, President, Chief Executive Officer and Treasurer. Mr. Scott Szycher is the worldwide sales manager for the Dermaphylyx division and is responsible for coordinating the sales and marketing activities of the Dermaphylyx division. Mr. Scott Szycher is paid an annual salary of $65,000 per year.

In December 1998, certain executive officers of the Company purchased, in the aggregate, 160,000 units as part of the Fechtor Detwiler 1998 private placement offering of the Company’s common stock and warrants exercisable until December 15, 2003 to purchase the Company’s common stock. A note in the aggregate principal amount of $200,000 issued by these officers to the Company funded the purchase of the units. The terms of the note provided for each executive to repay the note with interest at 4.25% per annum, within five years. The promissory notes, which were full recourse against the maker with respect to any amount due under the promissory notes, were secured by the common stock and warrants underlying the units. The principal balance outstanding of $150,000 was due on December 15, 2003. The Company received notification from a former officer and a current board member of their intention to exercise the warrants prior to December 15, 2003. Their payments for the exercise of the warrants were received after the December 15, 2003 expiration date, however the Company allowed for the exercise of those warrants. This effective modification of the warrants resulted in a non-cash compensation expense of $344,000. In applying generally accepted accounting principles (GAAP), the acceptance of the late payments on the warrant exercise represents a modification of the award and is treated as if a new award was granted on the date of modification. The intrinsic value of the awards on the date of the modification was recorded as non-cash compensation expense in the accompanying statement of operations.

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. License Agreements

Polymedica Corporation (NASDAQ: “PLMD”) granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PLMD in the implantable devices and materials field (collectively, “PLMD Licensed Technology”). CardioTech, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to PLMD Licensed Technology and all such inventions shall be exclusively licensed to PLMD for use by PLMD in fields other than the implantable devices and materials field. There are no financial commitments of CardioTech related to this license.

D. Property and Equipment

Property and equipment at March 31, 2005 consists of the following:

Land	$500,000
Building	2,030,000
Machinery, Equipment, and Tooling	2,401,000
Furniture, fixtures and office equipment	541,000
Leasehold improvements	1,292,000
6,764,000
Less accumulated depreciation and amortization	(2,215,000)
$4,549,000

Depreciation expense for property and equipment for the fiscal years ended March 31, 2005 and 2004 was approximately $824,000 and $900,000, respectively.

E. Income Taxes

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	2005	2004
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	4.4%	5.0%
Non deductible expenses	(1.0)%	(17.0)%
Change in valuation allowance	(37.4)%	(22.0)%
Effective tax rate	0.0%	0.0%

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Income Taxes (Continued)

A valuation allowance has been recorded to offset the related deferred tax assets due to uncertainty of realizing the benefit of this asset. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2005:

Deferred Tax Assets:
Net operating loss carry forwards	$9,525,000
Tax credits	71,000
Inventory and receivable allowances	540,000
Accrued expenses deductible when paid	360,000
Depreciation and amortization	141,000
Deferred tax assets before valuation allowance	10,637,000
Deferred tax liability on basis difference of amortizable intangibles	(264,000)
Valuation allowance	$(10,373,000)
Net deferred tax asset	$—

As of March 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $24,200,000 and $20,600,000, respectively, available to offset future taxable income, that expire between 2019 through 2026. Approximately $11,349,000 of the Federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish.

F. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with high credit, quality financial institutions. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. As of March 31, 2005 the Company believes it has no significant concentration of credit risks. One sales representative organization comprised 8% of the Company’s net sales in fiscal 2005.

G. Lease Commitments

Aggregate future minimum rental payments required under operating leases for the Rancho Santa Margarita, Irvine, and Plymouth facilities are as follows:

Fiscal year ended March 31	Rancho Santa Margarita	Irvine	Plymouth
2006	$470,000	$124,000	$127,000
2007	484,000	—	131,000
2008	498,000	—	131,000
2009	514,000	—	131,000
2010	529,000	—	—
Thereafter	—	—	—
	$2,495,000	$124,000	$520,000

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. Lease Commitments (Continued)

Rent expense charged to operations was $732,000 and $786,000 for the years ended March 31, 2005 and 2004, respectively.

H. Revolving Line of Credit

When acquired, Gish had a $4,000,000 revolving line of credit, expiring in February 2005. Advances, based on eligible receivables, were secured by the operating assets of Gish and bear interest at prime plus 2%. The agreement also included various restrictive loan covenants, including a requirement for Gish to maintain a minimum net worth of $7,000,000 and to achieve positive net income on a rolling three-month basis.

At March 31, 2005, the Company had no outstanding balance due under the revolving line of credit, as the revolving line of credit agreement was terminated by the Company in January 2005.

I. Stockholders’ Equity

Common Stock Options and Warrants

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,006 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000.

In connection with the transaction,  the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. In addition, the investors have rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which are exercisable for a period commencing on December 22, 2004 and ending on July 24, 2005. We also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. Should the investors exercise the additional investment rights (described above), the placement agent will receive an additional warrant up to 113,959 shares of common stock at an exercise price of $2.40 per share. If all warrants and additional investment rights are exercised, the Company would receive gross proceeds of $5,162,326, less related transaction costs.

The fair market value of the warrants and additional investment rights granted was estimated to be $1,606,000 and $768,000 on the date of grant, respectively. These amounts are disclosed for information purposes only as the actual amount to be recorded by the Company upon the exercise of the warrants or additional investment rights will be the net cash proceeds of the exercise.

The fair market value of the warrants and additional investment rights granted were determined by estimating the fair market value by using the Black-Scholes option valuation method with the following weighted average assumptions: dividends yield—none; expected volatility—80%; risk free interest rate 3.60%—5 yr. rate in Dec ’04; expected life—5 years; fair value of options granted—$.67 (additional investment rights)—$1.59 ($2.40 warrants)—$1.99 ($3.00 warrants).

The Company issued 179,501 shares of common stock during year ended March 31, 2005, as a result of the exercise of options by employees and consultants, generating cash proceeds of $254,000. In fiscal 2005, the Company issued 308,642 shares of common stock to CorNova, as described in Note P. The

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Stockholders’ Equity (Continued)

Company issued 2,354,190 shares of common stock during year ended March 31, 2004, as a result of the exercise of options by employees and consultants, generating cash proceeds of $4,985,000 and issued 1,158,900 shares of common stock as a result of the exercise of warrants, generating cash proceeds of $1,770,000. The issuance of 40,000 shares of common stock in fiscal 2004 to Implant resulted in net proceeds of $40,000. During the first quarter of fiscal 2004, the Company issued 4,901,817 shares of common stock as part of the Gish Biomedical merger transaction. During the forth quarter of fiscal 2004 the Company issued 3,827 shares of common stock as part of the Dermaphylyx transaction and 12,931 shares of common stock in exchange for an equity interest in CorNova, Inc.

During the 2005 fiscal year, the Company recorded non-cash compensation expense for investment advisory services of $58,000 related to options granted to purchase 100,000 shares of the Company’s common at an exercise price of  $3.50, expiring September 2006. The compensation expense was determined by estimating the fair market value of the options granted by using the Black-Scholes option valuation model with the following weighted average assumptions; dividends yield—none; expected volatility—80%; risk-free interest rate—4.52%; expected life—18 months.

During the 2004 fiscal year, the Company recorded non-cash compensation expense of $92,000 related to options granted to non-employees. The compensation expense was determined by estimating the fair market value of the options granted by using the Black-Scholes option valuation model with the following weighted average assumptions; dividends yield—none; expected volatility—80%; risk-free interest rate—2.84% - 4.27%; expected life—10 years. On November 26, 2003, the Company concluded a joint research project with Implant Sciences Corporation (Implant) which awarded Implant the right to purchase 40,000 shares of the Company’s common stock at $1 a share. This award resulted in a non-cash expense of $210,000 in fiscal year 2005 to record the excess of the fair value of the award. The fair value of the award was based on the closing market price of the Company’s common stock at the date of grant.

On January 26, 2004, the Board of Directors of CardioTech retained a consultant for a period of six months to continue to represent CardioTech to the investment community. Services to be performed are 1) create greater awareness in the brokerage community for CardioTech and, 2) to advise CardioTech on market conditions. Fees for the these services will include (a) all pre-approved out-of-pocket expenses, and (b) the periodic grant of stock options in tranches, up to a maximum aggregate grant of 1,000,000 shares. The options will have an exercise price equal to 75% of the closing price for the day prior to the date of each grant, and will expire three months from the grant date. This agreement may be renewed by the mutual consent of the parties hereto at such terms as shall be mutually agreed to by the parties. During the three-month period ended March 31, 2004, the Company granted options under this consulting agreement to purchase 150,000 shares. The consultant exercised the options during the three-month period ended March 31, 2004 and proceeds from the exercise of these options totaled $697,000. The Company has recorded an expense of $232,000 for the difference between the proceeds received and the fair market value of the options on the date of grant. During the fiscal year ended March 31, 2003, the Company wrote-off a note receivable from this consultant for $280,000 as it deemed it uncollectible at that time. The Company reasoned that this note receivable was over two years old, therefore it was appropriate to record the expense during the fiscal year ended March 31, 2002. The note was originally issued by the Company for the exercise of 200,000 options to purchase shares of common stock. The Company has received payments totaling $237,000 during fiscal 2004, which have been recorded as other income in the accompanying consolidated statement of operations. The Consultant remains obligated to the Company

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Stockholders’ Equity (Continued)

for the remaining $43,000, which has been fully reserved for by the Company at March 31, 2005. During Fiscal 2004, this same consultant exercised options, granted (at the fair market value on the date of grant) and vested in fiscal years prior to fiscal 2004, for 1,000,000 shares at a total purchase price of $2,695,000.

The agreement with the Consultant expired January 25, 2005 and has not been renewed by the company. No options were granted to the Consultant in fiscal 2005.

Treasury Stock and other transactions

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 168,677 shares have been purchased at March 31, 2005, including 24,000 purchased during the year ended March 31, 2005. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, which provides that shares that are reacquired by a company  become authorized but unissued shares. As a result, the concept of “treasury shares” is eliminated and shares reaquired by a company become “authorized but unissued” shares. Accordingly, the Company has reclassified treasury stock at March 31, 2005 as a reduction of common stock at the par value amount of  $.01 share and the excess of the cost of the treasury stock over the par value has been recorded as a reduction of additional paid-in capital. At March 31, 2005, 68,677 shares of treasury stock with a cost of $266,000 have been so reclassified.

During the second quarter of fiscal 2004, the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the Consolidated Statement of Operations for 2004 fiscal year. Subsequently, two board members returned the stock to the Company. The 10,000 shares returned were recorded at the fair market value on December 9, 2003 by increasing additional paid in capital and treasury stock by $68,000 The fair market value was based upon the closing stock price of the Company’s common stock at the date of grant.

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

Acceleration of Vesting of Stock Options

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options are fully vested. The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R. This action resulted in the immediate vesting of  options to purchase 922,503 shares of the Company’s common

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Stockholders’ Equity (Continued)

stock. No compensation cost was recognizable because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense. The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting. At July 8, 2004 the total potential compensation expense was $149,000. Compensation cost due to the acceleration of $20,000 has been recorded for  fiscal year 2005. At March 31, 2005, the total remaining potential unrecognized compensation cost from the acceleration is $37,000.

J. Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2005 and 2004 on the basis of one reportable operating segment, Medical Device Manufacturing and Sales, in accordance with the qualitative and quantative ctiteria established by SFAS 131.

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $3,676,000 and $3,247,000 in 2005 and 2004, respectively. The Company has no long-lived assets outside of the United States.

Product revenue by product group for the presented periods is as follows:

	The Year Ended March 31,
	2005	2004
Sales of medical devices	$17,435,000	$17,781,000
Outsourcing services and manufacturing	2,804,000	2,966,000
Other revenues	828,000	576,000
	$21,067,000	$21,323,000

K. Supplemental Disclosures for Stock-Based Compensation

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company. A similar provision is not included the 2003 Plan. Normally options granted expire ten years from the grant date..

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Supplemental Disclosures for Stock-Based Compensation (Continued)

Activity under the Plans for the years ended March 31, 2005 and 2004 is as follows:

	Number of Options	Weighted average exercise price
Outstanding March 31,2003	4,373,222	$1.67
Granted	2,880,304	2.45
Cancelled	(54,488)	1.85
Exercised	(2,354,190)	2.11
Outstanding March 31, 2004	4,844,848	1.97
Granted	2,073,500	3.13
Cancelled	(148,812)	4.13
Exercised	(179,501)	1.41
Outstanding March 31, 2005	6,590,035	$2.30

Weighted average fair value of the options granted in fiscal 2005 was $3.11. As of March 31, 2005, 2,742,954 shares were issued under the 2003 Stock Option Plan.

Summarized information about stock options outstanding at March 31, 2005 is as follows:

		Weighted Average	Weighted	Exercisable
Range of Exercise Prices	Number of Options Outstanding	Remaining Contractual Life	Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.28—$0.92	1,484,302	7.1	$0.85	1,484,302	$0.85
$1.04—$1.95	1,811,479	5.0	$1.53	1,811,479	$1.53
$2.06—$3.06	1,818,339	9.0	$2.61	1,818,339	$2.61
$3.40—$4.19	1,064,000	8.2	$3.99	1,064,000	$3.99
$5.15—$5.40	411,915	8.9	$5.25	411,915	$5.25
$0.28—$5.40	6,590,035	7.3	$2.30	6,590,035	$2.30

Options exercisable at March 31, 2005 and March 31, 2004 were 6,590,035 and 4,048,773, respectively. At March 31, 2005 there were no shares remaining to be granted under the 1996 Stock Option Plan and 257,046 shares were available for grant under the 2003 Stock Option Plan.

At March 31, 2005, warrants issued to purchase 740,731 shares of common stock, additional investment rights to purchase 1,139,586 shares of common stock and warrants to purchase 113,959 shares of common stock issuable upon the exercise of the additional investment rights, were outstanding. During fiscal 2004, 1,158,900 warrants were exercised, resulting in net cash proceeds of approximately $1,770,000. No warrants were outstanding at March 31, 2004.

The Executive Compensation Structure that The Compensation Committee for the Gish transaction approved provided for an stock option grant to Dr. Michael Szycher that ensured that Dr. Michael Szycher’s percentage of ownership (20.8%) would be the same after the Gish transaction as it was before. In fiscal 2004,upon completion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92. Similar awards may be granted in the future for acquisitions or equity based transactions.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Intangible Assets

Intangible assets consist of the following at March 31:

	Estimated Useful Life	2005
Customer intangibles—CDT	5 years	$412,000
Less—Accumulated amortization		(323,000)
Customer intangibles, net		$89,000
Customer intangibles—Gish	7 years	$644,000
Less—Accumulated amortization		(184,000)
Customer intangibles, net		$460,000
Technology intangibles—Gish	15 years	$262,000
Less—Accumulated amortization		(35,000)
Technology intangibles, net		$227,000
Amortizable intangibles, net		$776,000
Goodwil		$2,367,000
Less—Accumulated amortization		(729,000
Goodwill, net		$1,638,000

M. Other Agreements

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. Other Agreements (Continued)

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

N. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Write Offs	Balance at End of Period
Year Ended March 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$201,000	$202,000	$7,000	$(84,000)	$326,000
Excess and obsolescence reserve	$372,000	$115,000		$(85,000)	$402,000
Total	$573,000	$354,000	$7,000	$(199,000)	$728,000
Year Ended March 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$92,000	$24,000	$80,000	$5,000	$201,000
Excess and obsolescence reserve	$15,000	$48,000	$472,000	$(163,000)	$372,000
Total	$107,000	$72,000	$552,000	$(158,000)	$573,000

O. Benefit Plan and Employment Agreement

The Company has several Salary Reduction Profit Sharing Plans (“the Plans”), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. Total Company contribution to the Plans was $27,000 in both fiscal 2005 and  2004.

The Company has entered into an employment agreement (the “Employment Agreement”) with Dr. Michael Szycher, pursuant to which said individual serves as Chief Executive Officer of the Company. Pursuant to the terms of the Employment Agreement, Dr. Szycher is to receive an annual base salary of Three Hundred and Twenty Five Thousand ($325,000) dollars. Dr. Szycher’s salary will be reviewed

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. Benefit Plan and Employment Agreement (Continued)

annually by the Board. Additionally, Dr. Szycher may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation and Stock Option Committee of the Board.

The initial term of the Employment Agreement by and between the Company and Dr. Szycher was set to expire on December 31, 2004, however, in fiscal 2005, the agreement was extended until December 31, 2007. After such time, the term of the Employment Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Dr. Szycher remains employed by the Company. Dr. Szycher and CardioTech each have the right to terminate the Employment Agreement at any time, with or without cause (as defined in the Employment Agreement), upon thirty (30) days prior written notice. In the event that CardioTech terminates the applicable Employment Agreement without cause, or Dr. Szycher terminates his employment for good reason following a change in control (as such terms are defined in the Employment Agreement) or CardioTech fails to renew the Employment Agreement within two (2) years following the occurrence of a change in control, Dr. Szycher will be entitled to receive severance equal to 2.99 times his annual base salary at termination. In such event, Dr. Szycher will be bound by a noncompete covenant for one (1) year following termination of his employment.

P. Investment in CorNova, Inc.

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant, and CorNova, Inc. (“CorNova”). Cornova is a start-up company, incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus will be the development of a next-generation drug-eluting stent. On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock. The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each. This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant were each required to issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued was equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding the closing of the Series A Financing. CorNova, Inc. completed its Series A Financing transaction on February 4, 2005. At that time, the Company became obligated to contribute shares of its common stock equal to $750,000. The number of shares was determined to be 308,642. The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur. In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the technology consisting of Chronoflex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

Both the Contributory Shares and the Investment Shares (collectively, the “Securities”) are restricted securities within the meaning of Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), and none of the Securities may be sold except pursuant to

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. Investment in CorNova, Inc. (Continued)

an effective registration statement under the Securities Act or under the securities laws of any state, or in a transaction exempt from registration under the Securities Act.

The Series A Financing transaction resulted in the issuance by CorNova of  3,050,000 shares of preferred stock. The preferred stock has a liquidation preference equal to $1 a share, the original preferred stock purchase price and the same voting rights as CorNova’s common stock. The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders. The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date. CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee. Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova’s common stock to employees and consultants. At March 31, 2005 CorNova has granted no options under the 2004 Plan.

CardioTech has a 30% ownership interest in the common stock of  CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB opinion no. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the results of CorNova in its consolidated financial statements for the fiscal years ended March 31, 2005 and 2004. During fiscal 2005, the Company recorded equity in the net loss of CorNova of $113,000, and equity in comprehensive loss of CorNova of $182,000 (related to unrealized holding losses on securities classified as available-for-sale). During fiscal 2004, the Company recorded equity in the net loss of CorNova of $1,000, equity in comprehensive income of CorNova of $7,000 (related to unrealized holding gains on securities classified as available-for-sale), and recorded a charge of $32,000, reducing its original $75,000 investment to $50,000 at March 31, 2004. Because of the liquidation preference of the preferred stock described above, if CorNova was liquidated at March 31, 2005, CardioTech would have incurred an additional loss of its investment of approximately $288,000. The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

At March 31, 3005, CorNova had total assets of $3,804,000, of which $2,581,000 was cash and short-term investments,  liabilities totaling $31,000 and  Stockholders’ Equity of $3,773,000 of which $429,000 is a  retained earnings deficit and $560,000 is comprehensive loss related to the decline in market value of the common stock of CardioTech and Implant Sciences held by CorNova and which was transferred to CorNova in the transactions discussed above.

Q. Terminated Acquisition of CarTika Medical,  Inc.

On November 19, 2004, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities of CarTika Medical, Inc., a privately owned medical device contract manufacturer headquartered in Plymouth, Minnesota (“CarTika”). As part of the transaction, the Company was to  issue consideration to the stockholders of CarTika consisting of shares of the Company’s common stock, equal in value to $1,662,000, with the number of shares based upon the fair market value of the common stock at the date of closing (“Stock Consideration”), and $4,985,000 in cash (“Cash Consideration”). The transaction closing was

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q. Terminated Acquisition of CarTika Medical,  Inc. (Continued)

subject to a variety of closing conditions, including the successful filing of a registration statement covering the Stock Consideration shares. Because of the protracted time in obtaining regulatory clearance involving the acquisition, on June 14, 2005, CarTika terminated the proposed acquisition. The Company incurred CarTika related acquisition costs totaling $333,000, which have been charged to expense at March 31, 2005.