Form 10-Q
period 2005-06-30
CARDIOTECH INTERNATIONAL INC
filed 2005-08-15
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No.  0-28034

CardioTech International, Inc.

(Name of business issuer as specified in its charter)

Massachusetts	04-3186647
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 657-0075

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s class of Common Stock as of August 1, 2005 was 19,256,489.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIOTECH INTERNATIONAL, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	March 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$6,905,000	$7,469,000
Accounts receivable - trade, net	3,313,000	3,399,000
Accounts receivable - other	192,000	231,000
Inventory	5,019,000	4,802,000
Prepaid expenses and other current assets	165,000	195,000
Total Current Assets	15,594,000	16,096,000

Property and equipment, net	4,450,000	4,549,000
Amortizable intangible assets, net	728,000	776,000
Goodwill	1,638,000	1,638,000
Other non-current assets	183,000	198,000
Investment in CorNova, Inc.	507,000	505,000

Total Assets	$23,100,000	$23,762,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,627,000	$1,664,000
Accrued expenses	604,000	652,000
Deferred revenue	249,000	263,000
Total Current Liabilities	2,480,000	2,579,000

Deferred rent	160,000	173,000

Stockholders’ Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, 500,000 issued and none outstanding as of June 30, 2005
Common stock, $.01 value, 50,000,000 shares authorized; 19,327,666 and 19,257,189 issued and outstanding as of June 30, 2005 and March 31, 2005, respectively	192,000	192,000
Additional paid-in capital	35,260,000	35,263,000
Accumulated deficit	(14,838,000)	(14,270,000)
Accumulated other comprehensive income (loss)	(154,000)	(175,000)
Total Stockholders’ Equity	20,460,000	21,010,000

Total Liabilities and Stockholders’ Equity	$23,100,000	$23,762,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	June 30,
	2005	2004
Revenue:
Product sales	$5,436,000	$5,350,000
Royalties	204,000	181,000
	5,640,000	5,531,000
Operating Expense:
Cost of product sales	4,472,000	3,767,000
Research and development, regulatory and engineering	318,000	274,000
Selling and marketing	648,000	705,000
General and administrative	761,000	712,000
	6,199,000	5,458,000
Income (loss) from operations	(559,000)	73,000

Interest and other Income and Expense:
Interest expense		(13,000)
Interest income	11,000	8,000
Other income (expense)	(1,000)	(5,000)
	10,000	(10,000)
Equity in loss of CorNova, Inc.	(18,000)	(12,000)

Net income (loss)	$(567,000)	$51,000

Net income (loss) per common share, basic	$(0.03)	$0.00

Net income (loss) per common share, diluted	$(0.03)	$0.00

Shares used in computing net income (loss) per common share, basic	19,257,817	17,664,498

Shares used in computing net income (loss) per common share, diluted	19,257,817	20,252,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net Income (loss)	$(567,000)	$51,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net loss of CorNova, Inc.	18,000	12,000
Depreciation and amortization	253,000	259,000
Deferred rent	(13,000)	(11,000)
Changes in assets and liabilities:
Accounts receivable - trade, net	86,000	(5,000)
Accounts receivable - other	221,000	(31,000)
Inventory	(217,000)	(204,000)
Prepaid expenses and other current assets	(152,000)	82,000
Accounts payable	(37,000)	(408,000)
Accrued expenses	(48,000)	(36,000)
Deferred revenue	(13,000)	135,000

Net cash used in operating activities	(469,000)	(156,000)

Cash flows used in investing activities:
Purchase of property and equipment	(107,000)	(154,000)
Decrease in other non-current assets	15,000	28,000

Net cash used in investing activities	(92,000)	(126,000)

Cash flows used in financing activities:
Net Borrowings (Repayment) on credit line		(578,000)
Net proceeds from issuance of common stock		41,000
Purchase of treasury stock	(3,000)	(35,000)

Net cash used in financing activities	(3,000)	(572,000)

Net decrease in cash and cash equivalents	(564,000)	(854,000)

Cash and cash equivalents at beginning of period	7,469,000	7,117,000

Cash and cash equivalents at end of period	$6,905,000	$6,263,000

Supplemental Disclosure of Cash Flow Information:
Interest received	$11,000	$8,000
Interest paid		$12,000
Taxes paid	$1,000	$5,000

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

The Company currently has two moist wound dressings available for sale, AlgiMed and HydroMed and Blist-Rx, a blister prevention dressing. AlgiMed wound dressings are designed for exudating and bleeding wounds and HydroMed is an absorbent dressing designed for low exudating wounds. Both dressings have been granted Medicare billing codes. Blist-Rx is a breathable polyurethane foam dressing intended to be used by sports enthusiasts to prevent blisters. In October 2004, the Company introduced a hydrating mask, trade named AloeGlow.

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

CardioTech has a 30% ownership interest in the common stock of  CorNova, Inc., a start-up company focused on the development of a next-generation drug-eluting stent.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

2.              Interim Financial Statements

The condensed consolidated financial information for the three months ending June 30, 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three months ending June 30, 2005 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ended March 31, 2005 filed with the Securities and Exchange Commission.

3.              Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts.  Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the three months ended June 30, 2005 and 2004 totaled $108,000 and $113,000, respectively, and have been recorded as revenue.

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three Months Ended June 30
	2005	2004
Net income (loss), as reported	$(567,000)	$51,000
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards	$(9,000)	$(456,000)

Pro forma, net loss	$(576,000)	$(405,000)
Basic and diluted net income (loss) per share
As reported	$(0.03)	$0.00
Pro forma	$(0.03)	$(0.02)

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

The fair value of each option granted during the three months ended June 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Dividend yield	None	None
Expected volatility	80.00%	80.00%
Risk-free interest rate	4.14%	3.38%—4.40%
Expected life	10 years	10 years

The weighted average fair value of options granted during the three months ended June 30, 2005 and 2004 was $2.10 and $1.64, respectively.

5.              Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the three months ended June 30, 2005 and 2004, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova, Inc.

6.              Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company.  At June 30, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $73,000 related to performance under this contract have been recognized as a research and development expense, none of which were recognized in the three months ended June 30, 2005.

7.              Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following :

	June 30, 2005	March 31, 2005

Raw materials	$2,263,000	$2,343,000

Work in progress	1,094,000	1,182,000

Finished goods	1,662,000	1,277,000

Total inventories	$5,019,000	$4,802,000

8.              Property and Equipment

Property and equipment consists of the following:

	June 30, 2005	March 31, 2005

Land	$500,000	$500,000

Building	2,030,000	2,030,000

Machinery, equipment and tooling	2,405,000	2,401,000

Furniture, fixtures and office equipment	603,000	541,000

Leasehold improvements	1,334,000	1,292,000

	6,872,000	6,764,000

Less accumulated depreciation and amortization	(2,422,000)	(2,215,000)

	$4,450,000	$4,549,000

Depreciation expense for property and equipment for the three months ended June 30, 2005 and 2004 was approximately $206,000 and $211,000, respectively.

9.              Earnings Per Share

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

At June 30, 2005, exercisable options of 6,590,035 were excluded from the earnings per share calculation because the effect would be antidilutive. At June 30, 2005, warrants issued to purchase 740,731 shares of common stock, additional investment rights to purchase 1,139,586 shares of common stock and warrants to purchase 113,959 shares of common stock if the additional investment rights are exercised, were excluded from the earnings per share calculation because the effect would be antidilutive.

At June 30, 2004, options totaling 4,729,583 were dilutive, the average market price of the Company’s common stock exceeded their exercise price, resulting in shares assumed purchased from the proceeds of 2,141,830 shares, therefore, 2,587,753 shares were included in the calculation of diluted earnings per share for the three months ended June 30, 2004. For the three months ended June 30, 2004, options totaling 488,336 were antidilutive and excluded from the diluted earnings per share computation. At June 30, 2004, there were no warrants or additional investment rights outstanding to purchase shares of the Company’s common stock.

10.       Enterprise and Related Geographic Information

The Company has managed its business in fiscal 2006 and 2005 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales.

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $694,000 and $945,000 in the three months ended June 30, 2005 and 2004, respectively. The Company has no long-lived assets that are located outside of the United States.

Revenue by product group for the presented periods is as follows:

	Three Months Ended
	June 30,
	2005	2004
Sales of medical devices	$4,321,000	$4,494,000
Outsourcing services and manufacturing	978,000	736,000
Other revenues	341,000	301,000

	$5,640,000	$5,531,000

11.       Stockholders’ Equity

During the three months ended June 30, 2005, no shares of the Company’s common stock were issued. During the three months ended  June 30, 2005, the Company purchased 1,800 shares of its common stock at a cost of $3,000.

During the three months ended June 30, 2004, the Company issued 24,412 shares of common stock as a result of the exercise of options by employees, generating cash proceeds of $41,000. During the three months ended June 30, 2004, the Company purchased 9,000 shares of its common stock at a cost of $35,000.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,006 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000. In connection with the transaction, the investors have rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which are exercisable for a period commencing on December 22, 2004 and ending on July 27, 2005. Should the investors exercise the additional investment rights (described above), the placement agent will receive an additional warrant to purchase up to 113,959 shares of common stock at an exercise price of $2.40 per share.

12.       Income Taxes

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

For the three months ended June 30, 2005 and 2004, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

13.       Investment in CorNova, Inc.

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant Sciences, Inc. (“Implant”), and CorNova, Inc. (“CorNova”). Cornova is a start-up company, incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus will be the development of a next-generation drug-eluting stent. On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock. The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each. This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant were each required to issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued was equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five

(5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding the closing of the Series A Financing. CorNova completed its Series A Financing transaction on February 4, 2005.  At that time, the Company became obligated to contribute shares of its common stock equal to $750,000. The number of shares was determined to be 308,642.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur. In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the technology consisting of Chronoflex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

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

The Series A Financing transaction resulted in the issuance by CorNova of  3,050,000 shares of preferred stock. The preferred stock has a liquidation preference equal to $1 a share, the original preferred stock purchase price, and the same voting rights as CorNova’s common stock. The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders.  The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date. CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee. Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova’s common stock to employees and consultants. At June 30, 2005 CorNova has granted options to purchase 670,000 shares of its common stock to employees and consultants  under the 2004 Plan.

CardioTech has a 30% ownership interest in the common stock of  CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, and recorded 30% of the results of CorNova in its condensed consolidated financial statements for the three month period ended June 30, 2005 and 2004. During the three month period ended June 30, 2005, the Company recorded equity in the net loss of CorNova of $18,000, and equity in comprehensive income of CorNova of $21,000 (related to unrealized holding gains/losses on securities classified as available-for-sale), resulting in a net investment of $507,000 at June 30, 2005. During the three month period ended June 30, 2004, the Company recorded equity in the net loss of CorNova of $12,000, and equity in comprehensive losses of CorNova of $14,000 (related to unrealized holding losses on securities classified as available-for-sale).

At June 30, 3005, CorNova had total assets of $3,295,000, of which $2,334,000 was cash and short-term investments and $834,000 was the market value at June 30, 2005 of the CardioTech and Implant common stock which was transferred to CorNova in the transactions discussed above, liabilities totaling $218,000, and  Stockholders’ Equity of $3,077,000 of which $441,000 is a  retained earnings deficit and $511,000 is comprehensive loss related to the decline in market value,  from the stocks’ market value on the dates transferred to CorNova in the transactions discussed above, of the common stock of CardioTech and Implant held by CorNova.

14.       Authorization of Company Buy-Back of Common Stock

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 170,477 shares have been purchased at June 30, 2005. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

15.       Subsequent Event – Expiration of Additional Investment Rights

As described in Note 11, as part of a private placement, the participating investors received rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which were exercisable for a period commencing on December 22, 2004 and ending on July 27, 2005. Effective July 28, 2005 these Additional Investment Rights remained unexercised and expired.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2005 vs. June 30, 2004

The Company has adopted a Plan of Operation, which has a dual focus on the development of new cardiovascular products and the continued improvement and expansion of its medical device operations. The Company has managed its business in fiscal 2006 and 2005 on the basis of one reportable operating segment: Medical Device Manufacturing and Sales. However, within this segment the Company serves a variety of customer needs.

The Company plans to continue its efforts towards the receipt of marketing approval in the European Union for its synthetic layered microporous coronary artery bypass graft trade named CardioPass. The Company intends to seek approval from its notified body of a requirements list for the receipt of European Union marketing approval. The Company anticipates that research and development expenses will continue to increase as it continues its efforts toward receipt of the requirements list for marketing approval and it commences actions required to receive European marketing approval. Future research and development expenses will depend on the requirements list. However, the Company has the ability to exercise a great deal of control over research and development expenditures to ensure the efforts undertaken match the funds available. The Company has submitted information and a request to its notified body for approvals necessary for the Company to obtain marketing approval for “no-option” patients and to commence European clinical trials of CardioPass, but the Company is currently unable to estimate if or when it will receive marketing approval or the approval to commence clinical trials.

The Company, in March 2004, joined with Implant Sciences, Inc. (IMX on American Stock Exchange) to participate in the funding of CorNova, Inc. CorNova, Inc. was formed to develop a novel coronary drug-eluting stent using the combined capabilities and technology of CorNova, Implant Sciences, Inc. and the Company. The Company currently has a thirty percent equity interest in CorNova. CorNova completed its initial funding February 4, 2005 by obtaining private investments totaling $3,050,000. The stent will utilize the Company’s Chronoflex polyurethane as a drug depot. CorNova is in its initial stage of product development and is unable to accurately estimate when, or if, it will complete its product development efforts, obtain marketing approval or commence sales, however, it is CorNova’s Plan to have an initial non—drug eluting stent obtain market approval in the European Union in calendar year 2005. The Company accounts for its investment in CorNova using the equity method of accounting and anticipates that CorNova will incur operating losses during its development stage period, the length of which cannot be determined at this time. For the 2005 fiscal year, the Company recorded a $18,000 charge for its equity in the net loss of CorNova, Inc. The Company has no further obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

The cardiac surgery market is the primary market within the medical device industry that the Company serves. The Company generates revenue from the manufacture and sale of single use, disposable medical devices, from the operation as an outsourcing source for medical device OEM and development companies, from the manufacture, sale or license of technology of specialized polymer based materials and the sale of wound dressings. Product sales of the Company for fiscal 2006 increased 2% when compared to fiscal 2005, as disposable medical device sales decreased, but this decrease was offset by an increase in outsourcing services and manufacturing and other revenue. Disposable medical device revenues declined due to reduced orders from the Company’s distributor in Japan, due to an overstocking condition. Outsourcing revenues were positively impacted ($193,000) by a new manufacturing contract, which is expected to continue to positively impact revenue in future quarters.

Product sales by product group for the presented periods is as follows:

	For the Three Months Ended June 30,
	2005	2004
Sales of medical devices	$4,321,000	$4,494,000
Outsourcing services and manufacturing	978,000	736,000
Other revenues	137,000	120,000
Total product sales	$5,436,000	$5,350,000

The Company’s Plan is to continue its gradual increase in market share and to identify strategic alliances and acquisition opportunities that are synergistic with its available production capabilities and/or our sales organization.

Royalty revenue increased 13% when compared with the comparable prior fiscal year period and has the potential for continued gradual increase as the Company continues to explore other uses for its patented materials.

The decrease in gross margin percentage to 17.7% for the three months ended June 30, 2005 from 29.6% for the three months ended June 30, 2004 relates primarily to initial contract start-up costs for an outsourcing manufacturing contract ($300,000) and the reduced gross margin caused by the decline in sales to the Company’s distributor in Japan.

	For the Three Months Ended
	6/30/05	6/30/04
Research and development, Regulatory and Engineering	$318,000	$274,000
Selling and marketing	$648,000	$705,000
General and administrative	$761,000	$712,000

CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies and GBS coating applications. Research and development, regulatory and engineering expenditures for the three months ended June 30, 2005 and 2004 consisted primarily of salaries and related expenses, and are expensed as incurred. In this income statement category, the Company has six full time employees and allocates a portion of Dr. Szycher’s salary and related costs to this income statement category. These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs. The staffing level is consistent with prior years and the Company anticipates that it will continue at a similar level in the future. Research and development costs will increase significantly when the Company enters into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products. Expenses for the three months ended June 30, 2005 compared with the comparable prior year period increased due to an increase in CardioPass related expenditures.

The decrease in selling and marketing expenses of $57,000 for the three months ended June 30, 2005 compared to the same prior year period is due primarily to the timing of planned expenditures. The increase in general and administrative expenses of $49,000 for the three months ended June 30, 2005 compared to the same prior year period, is due to Sarbanes Oxley compliance costs.

Liquidity and Capital Resources

Through June 30, 2005, the Company continued to generate revenues from the sale of biomaterials and royalties earned on biomaterials; the performance of outsourced research and development and manufacturing contracts and the manufacture and sale of specialized disposable medical devices.

During the three months ended June 30, 2005, the Company used cash totaling $469,000 in operating activities as compared to using cash of $156,000 for the same period in the prior year. The change related primarily to a smaller increase in inventory at June 30, 2005 compared to the increase in inventory at June 30, 2004, offset by the increase in operating losses in fiscal 2006. Fluctuations in inventory balances are normal between periods.

During the three months ended June 30, 2005, no stock options or warrants for shares of the Company’s common stock were exercised.

During the three months ended June 30, 2005, the Company made open market purchases of 1,800 shares of the Company’s common stock at an aggregate cost of approximately $3,000.

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

As of June 30, 2005, CardioTech was conducting its operations with approximately $6,905,000 in cash and cash equivalents. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months. The Company paid $1,750,000 in cash to purchase its new Corporate Headquarters in Wilmington, MA. in fiscal 2004 and will evaluate various options to subsequently mortgage the new building, and/or explore other debt options, including a revolving  line of credit such as was previously  used  by Gish to fund its operations,  if additional funds are required.  At June 30, 2005 the Company had no long-term debt.

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our 10-KSB as of March 31, 2005.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ending June 30, 2005.

Risk Factors and Forward Looking Statements

The following factors should be considered carefully in evaluating the Company and its business:

This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results  of  operations.  The  reader  is  therefore  cautioned  not  to  place  undue  reliance  on  forward-looking  statements contained herein, which speak solely as of the date of this Form 10-Q. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.  This information in this Form 10-Q should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB as of and for the year ended March 31, 2005, filed with the Securities and Exchange Commission.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At June 30, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

Foreign Currency

In fiscal 2005, the Company purchased approximately $1,000,000 of polyester wrap thread for its Vision™ Oxygenator from Membrana GmbH. Polyester wrap thread purchases are denominated in Euros. As a result, the Company is exposed to potential transaction gains or losses resulting from fluctuations in foreign currency exchange rates (Euro to U.S. Dollar). The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4.                                   Controls and Procedures

At the end of the period covered by this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 - 30, 2005	1,300	$1.84	1,300
May 1 - 31, 2005	100	$1.94	100
June 1 - 30, 2005	400	$1.89	400
Total	1,800	$1.86	1,800	579,523

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. In June 2001, the board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 170,477 shares have been purchased at June 30, 2005. The Company announced in June 2004 that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On June 20, 2005 the Company filed a Form 8-K Item 1.02 to report the termination of a material definitive agreement to acquire CarTika Medical, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOTECH INTERNATIONAL, INC.

/s/ Michael Szycher, Ph.D.
Michael Szycher, Ph.D.
Chairman and Chief Executive Officer

/s/ Leslie M. Taeger
Leslie M. Taeger
Chief Financial Officer

Dated:  August 15, 2005