Form 10-Q
period 2005-09-30
CARDIOTECH INTERNATIONAL INC
filed 2005-11-08
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The number of shares outstanding of the registrant’s class of Common Stock as of November 7, 2005 was 19,489,093.

CARDIOTECH INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CardioTech International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$7,032	$7,469
Accounts receivable-trade, net	3,451	3,399
Accounts receivable-other	309	231
Inventories	5,481	4,802
Prepaid expenses and other current assets	263	195
Total current assets	16,536	16,096

Property, plant and equipment, net	4,287	4,549
Amortizable intangible assets, net	680	776
Goodwill	1,638	1,638
Other assets	183	198
Investment in CorNova, Inc.	564	505
Total assets	$23,888	$23,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,805	$1,664
Accrued expenses	908	652
Deferred revenue	202	263
Total current liabilities	2,915	2,579
Deferred rent	147	173

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2005 and March 31, 2005, respectively	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 19,489,493 and 19,258,989 shares issued and outstanding as of September 30, 2005 and March 31, 2005, respectively	195	192
Additional paid-in capital	35,786	35,263
Accumulated deficit	(15,122)	(14,270)
Accumulated other comprehensive loss	(33)	(175)
Total stockholders’ equity	20,826	21,010
Total liabilities and stockholders’ equity	$23,888	$23,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Product sales	$5,763	$5,108	$11,200	$10,458
Royalties	271	181	475	362
	6,034	5,289	11,675	10,820

Operating expenses:
Cost of product sales	4,410	3,804	8,882	7,571
Research and development	386	267	703	541
Selling, general and administrative	1,538	1,577	2,948	2,993
	6,334	5,648	12,533	11,105
Loss from operations	(300)	(359)	(858)	(285)

Other income and expense:
Investment and other income	86	8	96	16
Interest and other expense	(6)	(7)	(7)	(25)
	80	1	89	(9)
Equity in net loss of CorNova, Inc.	(65)	(10)	(83)	(22)
Net loss	$(285)	$(368)	$(852)	$(316)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.02)

Shares used in computing net loss per common share, basic and diluted	19,350	17,671	19,304	17,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(852)	$(316)
Adjustments to reconcile net loss to net cash flows:
Fair value ascribed to options granted to nonemployees	—	1
Equity in net loss of CorNova, Inc.	83	22
Depreciation and amortization	503	511
Provision for doubtful accounts	27	—
Deferred rent	(26)	(23)
Changes in assets and liabilities:
Accounts receivable-trade, net	(79)	(134)
Accounts receivable-other	(78)	97
Inventories	(679)	(315)
Prepaid expenses and other current assets	(68)	(272)
Accounts payable	141	(97)
Accrued expenses	256	(66)
Deferred revenue	(61)	214

Net cash flows used in operating activities	(833)	(378)

Cash flows from investing activities:
Purchase of property, plant and equipment	(145)	(517)
Decrease (increase) in other assets	15	(69)

Net cash flows used in investing activities	(130)	(586)

Cash flows from financing activities:
Net repayments on credit line	—	(684)
Net proceeds from issuance of common stock	532	69
Purchase of treasury stock	(6)	(78)

Net cash flows provided by (used in) financing activities	526	(693)
Net change in cash and cash equivalents	(437)	(1,657)
Cash and cash equivalents at beginning of period	7,469	7,117

Cash and cash equivalents at end of period	$7,032	$5,460

Supplemental disclosure of cash flow information:
Interest received	$21	$16
Interest paid	4	20

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.              Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that develops, manufactures and sells advanced products for the treatment of cardiovascular disease.  Products under development address annual worldwide markets exceeding $1 billion.  The Company’s subsidiaries are Gish Biomedical, Inc. (“Gish”), Catheters and Disposables Technology, Inc. (“CDT”), and Dermaphylyx International, Inc. (“Dermaphylyx”).  The Company operates in one segment, medical manufacturing and sales.

The Company is using its proprietary technology to develop and manufacture the CardioPassTM synthetic coronary artery bypass grafts (“CABG”), made of ChronoFlexTM.  If successfully developed, the Company believes that the CardioPass graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in CABG surgery as a result of repeat procedures, trauma, disease or other factors.  Gish manufactures single use cardiopulmonary bypass products that have a disposable component.  CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products.  Dermaphylyx markets and sells proprietary moist wound dressings available for low exudating and bleeding wounds. The biomaterials division develops, manufactures and sells ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic.

CardioTech has partnered to develop a drug-eluting stent.  The Company has a 30% ownership interest in the common stock of CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent (See Note 13).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Company’s corporate headquarters are located in Wilmington, Massachusetts, with manufacturing operations in California and Minnesota.

Certain accounts in the condensed consolidated financial statements and related notes have been reclassified to conform to current period presentation.

2.              Interim Financial Statements

The condensed consolidated financial information for the three and six months ended September 30, 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ended March 31, 2005 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 2005 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.              Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”.  The Company recognizes revenue from product sales upon shipment, provided that i) a purchase order has been received or a contract has been executed, ii) there are no uncertainties regarding customer acceptance, iii) the sales price is fixed or determinable and iv) collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  Contracted product design and development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate and are included in product sales.

The Company also receives license and royalty fees for the use of its proprietary biomaterials.  CardioTech recognizes these fees as revenue in accordance with the terms of the contracts.

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers for the three months ended September 30, 2005 and 2004 totaled $99,000 and $102,000, respectively.  Delivery costs billed to customers for the six months ended September 30, 2005 and 2004 totaled $207,000 and $215,000, respectively.  Delivery costs billed to customers have been recorded as revenue.

4.              Stock-Based Compensation

The Company accounts for stock options granted to employees under the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which requires the use of option valuation models that were not developed for use in valuing employee stock options.  The Company has also issued options to non-employees for services provided to the Company.  Such options have been accounted for at fair value in accordance with the provisions of SFAS No. 123 and the EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services.”  Such compensation expense is recognized based on the vested portion of the compensation cost at the respective balance sheet dates.

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(285)	$(368)	$(852)	$(316)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all employee awards	(152)	(3,224)	(161)	(3,680)
Pro forma net loss	$(437)	$(3,592)	$(1,013)	$(3,996)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.02)	$(0.04)	$(0.02)
Pro forma	$(0.02)	$(0.20)	$(0.05)	$(0.23)

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options were fully vested.  The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R.  This action resulted in the immediate vesting of options to purchase 922,503 shares of the Company’s common stock.  No compensation cost was recognized at the date of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense.  The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting.  At July 8, 2004 the total potential compensation expense was $149,000.  Compensation cost due to the vesting acceleration of $20,000 has been recorded for fiscal year 2005 for optionees who were no longer employed as of March 31, 2005.  In connection with the accelerated vesting, no compensation expense was recognized for the six months ended September 30, 2005.  At September 30, 2005, the total remaining potential unrecognized compensation cost from the acceleration is approximately $5,000.

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

The fair value of each option granted during the three and six months ended September 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Dividend yield	None	None	None	None
Expected volatility	80.00%	80.00%	80.00%	80.00%
Risk-free interest rate	4.56%	3.94% - 5.21%	4.56%	3.94% - 5.21%
Expected life	10 years	10 years	10 years	10 years

The weighted average fair value of options granted was $2.16 and $4.05 during the three months ended September 30, 2005 and 2004, respectively and $2.16 and $4.49 during the six months ended September 30, 2005 and 2004, respectively.

5.              Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  During the three and six months ended September 30, 2005 and 2004, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Net loss	$(285)	$(368)	$(852)	$(316)
Other comprehensive income (loss)	121	(5)	142	(19)

Comprehensive loss	$(164)	$(373)	$(710)	$(335)

6.              Related Party Transactions

The Company has an investment in CorNova of which Dr. Eric Ryan is President and majority shareholder.  On July 15, 2004, the Company entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft.  Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company.  Cumulatively through September 30, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $73,000 related to performance under this contract have been recognized as a research and development expense, of which $38,000 were recognized in the six months ended September 30, 2005.

The Company has no other long-term research and development commitments.  As of September 30, 2005, the Company had $12,000 in Accounts receivable – trade from CorNova related to development being conducted at the Company for the drug-eluting stent.

7.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	March 31,
(In thousands)	2005	2005
Raw materials	$2,597	$1,984
Work in progress	1,101	1,182
Finished goods	1,783	1,636

Total inventories	$5,481	$4,802

8.              Property. Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	March 31,
(In thousands)	2005	2005
Land	$500	$500
Building	2,039	2,030
Machinery, equipment and tooling	2,413	2,401
Furniture, fixtures and office equipment	624	541
Leasehold improvements	1,334	1,292

	6,910	6,764

Less: accumulated depreciation and amortization	(2,623)	(2,215)
	$4,287	$4,549

Depreciation expense for property and equipment was approximately $202,000 and $204,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $408,000 and $415,000 for the six months ended September 30, 2005 and 2004, respectively.

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

Options and warrants totaling 4,956,753 and 4,906,561 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2005 because the effect would be antidilutive.

Options totaling 3,801,138 and 3,901,168 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2004, respectively, because the effect would be antidilutive.

10.       Enterprise and Related Geographic Information

The Company has managed its business in fiscal years 2006 and 2005 on the basis of one reportable operating segment: medical device manufacturing and sales.

Revenues from one customer were approximately $641,000 and $925,000 in the three and six months ended September 30, 2005, respectively.

Revenues from foreign customers (primarily Europe and Asia) comprised approximately $1,080,000 and $969,000 in the three months ended September 30, 2005 and 2004, respectively, and $1,770,000 and $1,914,000 in the six months ended September 30, 2005 and 2004, respectively.  Revenues from Japan comprised approximately $525,000 and $295,000 in the three months ended September 30, 2005 and 2004, respectively, and $677,000 and

$568,000 in the six months ended September 30, 2005 and 2004, respectively.  There were no revenues from Austria in the three months ended September 30, 2005 and approximately $243,000 in the three months ended September 30, 2004.  Revenues from Austria comprised approximately $60,000 and $410,000 in the six months ended September 30, 2005 and 2004, respectively. The Company has no long-lived assets that are located outside of the United States.

Product sales are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Medical devices	$5,520	$4,715	$10,593	$9,643
Contracted product design and development	243	393	607	815

	$5,763	$5,108	$11,200	$10,458

11.       Stockholders’ Equity

During the three and six months ended September 30, 2005, the Company issued 233,804 shares of the Company’s common stock as a result of the exercise of options by employees, generating cash proceeds of $532,000.  During the three and six months ended September 30, 2005, the Company purchased 1,500 and 3,300 shares of its common stock, respectively, at an aggregate cost of $3,000 and $6,000, respectively.

During the three and six months ended September 30, 2004, the Company issued 23,937 and 48,349 shares of common stock, respectively, as a result of the exercise of options by employees, generating approximate cash proceeds of $28,000 and $69,000, respectively.  During the three and six months ended September 30, 2004, the Company purchased 6,700 and 21,200 shares of its common stock, respectively, at an aggregate cost of $22,000 and $78,000, respectively.

During the three and six months ended September 30, 2005, the Company granted 100,000 options for 100,000 shares of its common stock, of which 10,000 shares were issued to a consultant.  Of the options granted during these periods, 25,000 shares were granted under Section 711 of the American Stock Exchange, subject to future registration.  During the three and six months ended September 30, 2004, the Company granted options for 245,000 and 533,500 shares of its common stock, respectively.  In October 2005, the Company granted an option for 200,000 additional shares of its common stock which were granted under Section 711 of the American Stock Exchange, subject to future registration.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000, resulting in net proceeds to the Company of $2,421,000.  In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  Additionally, the investors were provided rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share (the “Additional Investment Rights”), which were exercisable for a period commencing on December 22, 2004 and ending on July 27, 2005.  Effective July 28, 2005 these Additional Investment Rights remained unexercised and expired.  The Company also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.

12.       Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

For the three and six months ended September 30, 2005 and 2004, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

13.       Investment in CorNova

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant Sciences, Inc. (“Implant”), and CorNova.  CorNova is a privately-held, development stage company, incorporated as a Delaware corporation on October 12, 2003, which is developing a next-generation drug-eluting stent.  On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock.  The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each, for a total of $150,000, resulting in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Under the terms of the Agreement, when CorNova secures additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant are each required to issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued was equal to twenty-five percent (25%) of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding the closing of the Series A Financing.

CorNova completed its Series A Financing transaction on February 4, 2005.  At that time, the Company issued 308,642 shares of its common stock valued at $750,000, which represents twenty-five percent (25%) of the approximate $3 million raised.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

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

The Series A Financing transaction resulted in the issuance by CorNova of 3,050,000 shares of preferred stock.  The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price, and the same voting rights as CorNova’s common stock.  The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders.  The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date.  CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee.  Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova’s common stock to employees and consultants.  At September 30, 2005 CorNova has granted options to purchase 670,000 shares of its common stock to employees and consultants under the 2004 Plan.

CardioTech has a 30% ownership interest in the common stock of CorNova.  The Company uses the equity method of accounting in accordance with APB Opinion No. 18 and records 30% of the net loss of CorNova in its condensed consolidated financial statements for the three and six month periods ended September 30, 2005 and 2004.  During the three and six month periods ended September 30, 2005, the Company recorded equity in the net loss of CorNova of $65,000 and $83,000, respectively,, and equity in comprehensive income of CorNova of $121,000 and $142,000, respectively, (related to unrealized holding gains/losses on securities classified as available-for-sale), resulting in a net investment of $564,000 at September 30, 2005.  During the three and six month periods ended September 30, 2004, the Company recorded equity in the net loss of CorNova of $10,000 and $22,000, respectively, and equity in comprehensive losses of CorNova of $5,000 and $19,000, respectively (related to unrealized holding losses on securities classified as available-for-sale).

At September 30, 2005, CorNova had total assets of $3,356,000, of which $1,877,000 was cash and short-term investments and $1,237,000 was the market value at September 30, 2005 of the CardioTech and Implant common stock, which was transferred to CorNova in the transactions discussed above, liabilities totaling $254,000, and stockholders’ equity of $3,102,000, of which $656,000 is an accumulated deficit and $270,000 is comprehensive loss related to the net decline in market value, from the stock’s market value on the dates transferred to CorNova in the transactions discussed above, of the common stock of CardioTech and Implant held by CorNova.

14.       Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 171,977 shares have been purchased as of September 30, 2005.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

15.       New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Pro forma disclosure is no longer an alternative.  SFAS 123(R) is effective for the Company in its fiscal year beginning April 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods.  A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) that remain unvested on the effective date.  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company has yet to determine which method to use in adopting SFAS 123(R).  As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations.  The Company is currently evaluating SFAS 123(R) and have not yet determined the impact in future periods.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

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

Overview

History

CardioTech was founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $.01 per share, that PMI owned, to PMI stockholders of record.  The Company’s proprietary ChronoFlex polyurethane materials have been sold since the formation of the Company as biomaterials for the manufacture of medical devices.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”), was formed by certain affiliates of CardioTech to develop advanced wound healing products.  Dermaphylyx was merged into CardioTech effective March 2004 and is now a wholly-owned subsidiary of CardioTech.

In April 2001, the Company acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products.  Certain devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

In April 2003, a subsidiary of the Company merged with Gish Biomedical, Inc. (“Gish”).  Gish manufacturers single use cardiopulmonary bypass products that have a disposable component.

In March 2004, CardioTech joined with Implant Sciences, Inc. (“Implant”) to participate in the funding of CorNova.  CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. CardioTech currently has a thirty percent equity interest in CorNova. CorNova completed its initial funding on February 5, 2005 by obtaining private investments totaling approximately $3,050,000, at which time CardioTech contributed 308,642 shares of its common stock with a market value at the time of contribution of twenty-five percent (25%) of the maximum amount raised ($750,000), as defined in the Exchange and Venture Agreement.

Technology and Intellectual Property

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

Research and Development

The Company is currently developing new products that address annual worldwide markets exceeding $1 billion.  The CardioPass graft is the Company’s proprietary, synthetic coronary artery bypass graft (“CABG”).  The Company is developing the CardioPass graft, using specialized ChronoFlex polyurethane materials, to be a synthetic graft of 4mm in diameter specifically designed for use in CABG surgery.  If successfully developed, the Company believes that the CardioPass Graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels (“no option patients”) for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors.  The Company believes, however, that the CardioPass Graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

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

The Company has conducted limited clinical trials of the CardioPass graft in Brazil.  The Company announced that three adult human implants have occurred and, as of September 30, 2005, all three patients are performing uneventfully.  The Company has announced that it is planning the commencement of clinical trials in Europe to obtain European marketing approval and Phase II clinical trials in Brazil, in fiscal 2006.

The Company estimates that approximately 100,000 patients in the United States are diagnosed by their physicians as having native vessels that are inadequate for use in bypass surgery.  If the CardioPass graft is successfully developed, the Company believes that the graft may initially be used for these patients.  The Company also believes that if long-term clinical results are acceptable to clinicians (generally, greater than 50% patency five years after implant), the CardioPass graft may ultimately be used as a direct substitute for autogenous saphenous veins.

Manufacturing Operations

The Company generates more than 95% of its product sales from manufacturing operations at Gish, located in California, and CDT, located in Minnesota.

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-KSB as of March 31, 2005.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended September 30, 2005.

Results of Operations

Three Months Ended September 30, 2005 vs. September 30, 2004

Revenues

The following table presents product sales by group expressed as a percentage of total product sales for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
(In thousands)	Product Sales	% Product Sales	Product Sales	% Product Sales
Medical devices	$5,520	95.8%	$4,715	92.3%
Contracted product design and development	243	4.2%	393	7.7%
	$5,763	100.0%	$5,108	100.0%

Medical device revenues for the three months ended September 30, 2005 were $5,520,000 as compared to $4,715,000 for the comparable prior year period, an increase of $805,000 or 17.1%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, wound dressings, and biomaterials typically used for implantable devices.  Medical device revenues increased principally due to increases in the sales of private label products (an increase of approximately $800,000), offset in part by decreases in shipments of cardiopulmonary bypass products (a decrease of approximately $100,000).

In September 2005, the Company announced that it received FDA approval for its heparin coated products for the cardiopulmonary bypass surgery market.  The Company is currently applying for CE Mark in Europe for its heparin coated products and anticipates approval in calendar year 2006.  Management believes the introduction of our heparin coated products will contribute to improvements in sales of products for the cardiopulmonary surgery market.  The Company recently hired a Director of Sales and Marketing-Worldwide, to accelerate product sales overseas, primarily in Japan, where the Company generates higher overall gross margins.

Contracted product design and development revenues for the three months ended September 30, 2005 were $243,000 as compared to $393,000 for the comparable prior year period, a decrease of $150,000 or 38.2%.  Contracted product design and development services are provided to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards increases in the manufacture and shipment of private-label medical device products as previously discussed.

Royalties for the three months ended September 30, 2005 were $271,000 as compared to $181,000 for the comparable prior year period, an increase of $90,000 or 49.7%.  The Company has agreements to license its proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials.

Gross Margin

Gross margin as a percentage of product sales for the three months ended September 30, 2005 was 23.5%, as compared to 25.5% for the comparable prior year period.  This decrease is primarily related to production start-up costs associated with the setting-up of a private-label manufacturing line dedicated for a major customer, and a change in product mix to a higher percentage of lower margin, private-label products.  The Company expects that the benefit from the investment in start-up costs for its private-label manufacturing line will lead to a higher reportable gross margin.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2005 were $386,000 as compared to $267,000 for the comparable prior year period, an increase of $119,000 or 44.6%.  This increase is primarily a result of increased expenditures in the development of and clinical efforts associated with the CardioPass graft.  CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of salaries and related expenses, and are expensed as incurred.  In this income statement category, the Company has six full time employees and allocates a portion of the salary of Michael Szycher, Ph.D., Chairman and CEO, and related costs to this income statement category.  These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs.  The staffing level is consistent with prior years and the Company anticipates that it will continue at a similar level in the future.

The Company also entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass graft.  Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company.  For the three months ended September 30, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 related to performance under this contract have been recognized as a research and development expense.  The Company has no other long-term research and development commitments.

Research and development costs will increase significantly when the Company enters into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 were $1,538,000 as compared to $1,577,000 for the comparable prior year period, a decrease of $39,000 or 2.5%.  The decrease in selling, general and administrative expenses is due primarily to reduced sales and marketing expenditures in the wound care business.

Other Income and Expense

Other income, net for the three months ended September 30, 2005 was $80,000 as compared to $1,000 for the comparable prior year period, an increase of $79,000.  The increase is a result of the net recovery of approximately $75,000 related to transaction costs incurred and paid in connection with the proposed acquisition of Cartika Medical, Inc.  These transaction costs were expensed in the year ended March 31, 2005.

Six Months Ended September 30, 2005 vs. September 30, 2004

Revenues

The following table presents product sales by group expressed as a percentage of total product sales for the six months ended September 30, 2005 and 2004:

	Six Months Ended September 30,
	2005		2004
(In thousands)	Product Sales	% Product Sales	Product Sales	% Product Sales
Medical devices	$10,593	94.6%	$9,643	92.2%
Contracted product design and development	607	5.4%	815	7.8%
	$11,200	100.0%	$10,458	100.0%

Medical device revenues for the six months ended September 30, 2005 were $10,593,000 as compared to $9,643,000 for the comparable prior year period, an increase of $950,000 or 9.9%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, wound dressings, and biomaterials typically used for implantable devices.  Medical device revenues increased principally due to increases in the sales of private label products (an increase of approximately $1,100,000), offset in part by decreases in shipments of cardiopulmonary bypass products (a decrease of approximately $275,000).

Contracted product design and development revenues for the three months ended September 30, 2005 were $607,000 as compared to $815,000 for the comparable prior year period, a decrease of $208,000 or 25.5%.  Contracted product design and development services are provided to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards increases in the manufacture and shipment of private-label medical device products as previously discussed.

Royalties for the six months ended September 30, 2005 were $475,000 as compared to $362,000 for the comparable prior year period, an increase of $113,000 or 31.2%.  The Company has agreements to license its proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials.

Gross Margin

Gross margin as a percentage of product sales for the six months ended September 30, 2005 was 20.7%, as compared to 27.6% for the comparable prior year period.  This decrease is primarily related to production start-up costs associated with the setting-up of a private-label manufacturing line dedicated for a major customer, and a change in product mix to a higher percentage of lower margin, private-label products.  The Company expects that the benefit from the investment in start-up costs for its private-label manufacturing line will lead to a higher reportable gross margin as production begins to accelerate.

Research and Development Expenses

Research and development expenses for the six months ended September 30, 2005 were $703,000 as compared to $541,000 for the comparable prior year period, an increase of $162,000 or 29.9%.  This increase is primarily a result of increased expenditures in the development of and clinical efforts associated with the CardioPass graft.  CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of salaries and related expenses, and are expensed as incurred.

The Company also entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass graft.  Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company.  For the six months ended September 30, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 related to performance under this contract have been recognized as a research and development expense.  The Company has no other long-term research and development commitments.

Research and development costs will increase significantly when the Company enters into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2005 were $2,948,000 as compared to $2,993,000 for the comparable prior year period, a decrease of $45,000 or 1.5%.  The decrease in selling, general and administrative expenses is due primarily to reduced sales and marketing expenditures in the wound care business.

Other Income and Expense

Other income, net for the six months ended September 30, 2005 was $89,000 as compared to other expense, net of $9,000 for the comparable prior year period, a net increase in other income of $98,000.  The increase is a result of the net recovery of approximately $75,000 related to transaction costs incurred and paid in connection with the proposed acquisition of Cartika Medical, Inc.  These transaction costs were expensed in the year ended March 31, 2005.

Liquidity and Capital Resources

During the six months ended September 30, 2005, the Company had net cash outflows of $833,000 from operating activities as compared to net cash outflows of $378,000 for the comparable prior year period.  The increase in net cash outflows used in operating activities was primarily a result of larger net loss and increased investment in inventories during the six months ended September 30, 2005 as compared to the comparable prior year period.  Raw materials inventory increased by approximately $613,000 as of September 30, 2005 when compared to March 31, 2005, primarily due to: (i) increased shipments of private label products during the six months ended September 30, 2005 and the need for higher levels of materials and (ii) bulk purchases of materials at favorable pricing for cardiopulmonary bypass products during the six months ended September 30, 2005.

During the six months ended September 30, 2005, the Company issued 233,804 shares of the Company’s common stock as a result of the exercise of options by employees, generating approximate cash proceeds of $532,000.  During the six months ended September 30, 2005, the Company purchased 3,300 shares of its common stock at an approximate cost of $6,000.

With respect to the Exchange and Venture Agreement with CorNova, the Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

As of September 30, 2005, CardioTech was conducting its operations with approximately $7,032,000 in cash and cash equivalents.  At September 30, 2005 the Company had no debt.  CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

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

Factors Affecting Future Operating Results

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

We have incurred substantial operating losses and we may never be profitable.

Our revenues were $11,675,000 and $10,820,000 for the six months ended September 30, 2005 and 2004, respectively.  Our net losses were $852,000 and $316,000 for the six months ended September 30, 2005 and 2004, respectively.  There is a risk that we will never be profitable.  None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

As of September 30, 2005, goodwill represented approximately $1,638,000, or 6.9%, of our total assets and amortizable intangibles represented approximately $680,000, or 2.9%, of our total assets.  Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire.  Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142.  Instead, goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit.  Amortizable intangible assets are subject to SFAS No. 144, and are subject to periodic reviews for impairment, or as events and circumstances indicate that they carrying amount may not be recoverable.  We could be required to recognize reductions in our net income caused by the write-down of goodwill and other intangibles, if impaired, that, if significant, could materially and adversely affect our results of operations.

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

Our ability to grow and sustain growth levels may be adversely affected by slowdowns in the U.S. economy.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. While we continue to develop the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, the Company is required to comply with the requirements of Section 404 by March 31, 2007.

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

We are authorized to issue 50,000,000 shares of our common stock.  As of September 30, 2005, there were 19,489,493 shares of common stock issued and outstanding, respectively.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of September 30, 2005, we had outstanding stock options and warrants of approximately 6,979,962 shares of our common stock, the exercise price of which range between $0.28 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised, the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition, should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

Item 3.           Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired. Cash equivalents represent a deposit in a money market account. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs. At September 30, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

Foreign Currency

For the six months ended September 30, 2005 and the year ended March 31, 2005, the Company purchased approximately $550,000 and $1,000,000, respectively, of polyester wrap thread for its Vision™ Oxygenator from Membrana GmbH. Polyester wrap thread purchases are denominated in Euros.  As a result, the Company is exposed to potential transaction gains or losses resulting from fluctuations in foreign currency exchange rates (Euro to U.S. Dollar).  The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

Item 4.           Controls and Procedures

At the end of the period covered by this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As reported in Item 6 (b), the Company appointed a new Chief Financial Officer and Principal Accounting Officer in October 2005.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 - 30, 2005	1,300	$1.84	1,300
May 1 - 31, 2005	100	$1.94	100
June 1 - 30, 2005	400	$1.89	400
July 1 - 31, 2005	700	$1.79	700
August 1 - 31, 2005	600	$1.84	600
September 1 - 30, 2005	200	$2.40	200
Total	3,300	$1.87	3,300	578,023

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 171,977 shares have been purchased as of September 30, 2005.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on September 29, 2005.  Michael Szycher, Ph.D., and Mr. Jeremiah E. Dorsey were elected as Class III directors of the Company to hold office until the 2008 annual meeting of the shareholders.  Dr. Szycher received 17,014,839 votes for and 296,718 votes withheld.  Mr. Dorsey received 16,633,900 votes for and 677,657 votes withheld.  There were 19,256,489 shares of the Company’s common stock outstanding as of the record date of August 1, 2005.

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

31.1     Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1               Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2               Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On October 6, 2005 the Company filed a Form 8-K Item 5.02 to report the appointment of a new

Chief Financial Officer and Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIOTECH INTERNATIONAL, INC.

/s/ Michael Szycher, Ph.D.
Michael Szycher, Ph.D.
Chairman and Chief Executive Officer

/s/ Eric G. Walters
Eric G. Walters
Vice President and Chief Financial Officer

Dated:  November 8, 2005