Form 10-Q
period 2005-12-31
CARDIOTECH INTERNATIONAL INC
filed 2006-02-13
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s class of Common Stock as of February 8, 2006 was 19,776,933.

CARDIOTECH INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at December 31, 2005 and March 31, 2005

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CardioTech International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$6,275	$7,469
Accounts receivable-trade, net	3,157	3,399
Accounts receivable-other	269	231
Inventories	5,420	4,802
Prepaid expenses and other current assets	230	195
Total current assets	15,351	16,096

Property, plant and equipment, net	4,283	4,549
Amortizable intangible assets, net	632	776
Goodwill	1,638	1,638
Other assets	183	198
Investment in CorNova, Inc.	372	505
Total assets	$22,459	$23,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,576	$1,664
Accrued expenses	668	652
Deferred revenue	185	263
Total current liabilities	2,429	2,579
Deferred rent	134	173

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2005 and March 31, 2005, respectively	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 19,533,693 and 19,258,989 shares issued and outstanding as of December 31, 2005 and March 31, 2005, respectively	195	192
Additional paid-in capital	35,872	35,263
Accumulated deficit	(16,080)	(14,270)
Accumulated other comprehensive loss	(91)	(175)
Total stockholders’ equity	19,896	21,010
Total liabilities and stockholders’ equity	$22,459	$23,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Revenues:
Product sales	$5,240	$5,085	$16,452	$15,543
Royalties	229	178	692	540
	5,469	5,263	17,144	16,083

Operating expenses:
Cost of product sales	4,463	3,982	13,346	11,554
Research and development	358	436	1,061	976
Selling, general and administrative	1,482	1,492	4,430	4,485
	6,303	5,910	18,837	17,015
Loss from operations	(834)	(647)	(1,693)	(932)
Other income, net	9	10	99	1
Equity in net loss of CorNova, Inc.	(133)	(15)	(216)	(37)
Net loss	$(958)	$(652)	$(1,810)	$(968)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.05)

Shares used in computing net loss per common share, basic and diluted	19,499	17,795	19,369	17,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31.
	2005	2004
Cash flows from operating activities:
Net loss	$(1,810)	$(968)
Adjustments to reconcile net loss to net cash flows:
Fair value ascribed to options granted to nonemployees	5	1
Equity in net loss of CorNova, Inc.	216	37
Depreciation and amortization	752	764
Provision for doubtful accounts	133	—
Changes in assets and liabilities:
Accounts receivable-trade, net	109	161
Accounts receivable-other	(38)	100
Inventories	(618)	(23)
Prepaid expenses and other current assets	(35)	(167)
Accounts payable	(88)	(186)
Accrued expenses	16	(172)
Deferred revenue	(78)	135
Deferred rent	(39)	(35)
Net cash flows used in operating activities	(1,475)	(353)

Cash flows from investing activities:
Purchase of property, plant and equipment	(342)	(600)
Decrease (increase) in other assets	15	(148)
Net cash flows used in investing activities	(327)	(748)

Cash flows from financing activities:
Net repayments on credit line	—	(730)
Net proceeds from issuance of common stock	616	2,553
Purchase of treasury stock	(8)	(83)
Net cash flows provided by financing activities	608	1,740
Net change in cash and cash equivalents	(1,194)	639
Cash and cash equivalents at beginning of period	7,469	7,117
Cash and cash equivalents at end of period	$6,275	$7,756

Supplemental disclosure of cash flow information:
Interest received	$23	$29
Interest paid	$—	$20
Taxes paid	$4	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

1.     Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that develops, manufactures and sells advanced products for the treatment of cardiovascular disease.  Many of the products sold and under development address annual worldwide markets exceeding $1 billion.  The Company’s subsidiaries are Gish Biomedical, Inc. (“Gish”), Catheter and Disposables Technology, Inc. (“CDT”), and Dermaphylyx International, Inc. (“Dermaphylyx”).  The Company operates in one segment, medical manufacturing and sales.

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

CardioTech has partnered to develop a drug-eluting stent.  The Company has a 30% ownership interest in the common stock of CorNova, Inc. (“CorNova”), a privately - held, development stage Company focused on the development of a next-generation drug-eluting stent (See Note 13).

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

2.     Interim Financial Statements

The condensed consolidated financial information for the three and nine months ended December 31, 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-KSB as of and for the year ended March 31, 2005 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers for the three months ended December 31, 2005 and 2004 totaled $100,000 and $105,000, respectively.  Delivery costs billed to customers for the nine months ended December 31, 2005 and 2004 totaled $307,000 and $320,000, respectively.  Delivery costs billed to customers have been recorded as revenue.

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(958)	$(652)	$(1,810)	$(968)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all employee awards	(443)	(914)	(604)	(4,285)
Pro forma net loss	$(1,401)	$(1,566)	$(2,414)	$(5,253)
Basic and diluted net loss per share:
As reported	$(0.05)	$(0.04)	$(0.09)	$(0.05)
Pro forma	$(0.07)	$(0.09)	$(0.12)	$(0.30)

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options were fully vested.  The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R.  This action resulted in the immediate vesting of options to purchase 922,503 shares of the Company’s common stock.  No compensation cost was recognized at the date of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense.  The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting.  At July 8, 2004 the total potential compensation expense was $149,000.  Compensation cost due to the vesting acceleration of $20,000 was recorded for fiscal year 2005 for optionees who were no longer employed as of March 31, 2005.  No compensation expense was recognized for the nine months ended December 31, 2005 as a result of the acceleration.  At December 31, 2005, the total remaining potential unrecognized compensation cost from the acceleration is approximately $3,000.

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

The fair value of each option granted during the three and nine months ended December 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	80.00%	80.00%	80.00%	80.00%
Risk-free interest rate	4.48%	3.87% - 4.72%	4.14% - 4.56%	3.87% - 4.72%
Expected life	10 years	10 years	10 years	10 years

The weighted average fair value of options granted was $2.35 and $3.79 during the three months ended December 31, 2005 and 2004, respectively, and $2.29 and $3.79 during the nine months ended December 31, 2005 and 2004, respectively.

5.     Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  During the three and nine months ended December 31, 2005 and 2004, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding income or losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2005	2004	2005	2004
Net loss	$(958)	$(652)	$(1,810)	$(968)
Other comprehensive income (loss)	(58)	(3)	84	(22)

Comprehensive loss	$(1,016)	$(655)	$(1,726)	$(990)

6.     Related Party Transactions

The Company has an investment in CorNova of which Dr. Eric Ryan is President and a major shareholder.  On July 15, 2004, the Company entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft.  Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company.  Cumulatively through December 31, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $73,000 related to performance under this contract have been recognized as a research and development expense, of which $38,000 were recognized in the nine months ended December 31, 2005.  There were no such expenses recognized in the three months ended December 31, 2005.  The Company has no other long-term research and development commitments.

The Company provides research and development services to CorNova in connection with the development of the drug-eluting stent.  In connection with these services, the Company recognized revenues of $46,000 and $58,000 in the three and nine months ended December 31, 2005, respectively.  As of December 31, 2005, the Company had $46,000 in accounts receivable – trade from CorNova related to development being conducted at the Company for the drug-eluting stent.

CorNova provides consulting services to the Company in connection with the application for the CE mark for CardioPass.  In connection with these services, the Company recognized expenses of $70,000, which were included in research and development expense in the three and nine months ended December 31, 2005.  As of December 31, 2005, the Company had $32,000 in accounts payable to CorNova related to these services.

7.     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

(In thousands)	December 31, 2005	March 31, 2005
Raw materials	$2,810	$2,343
Work in progress	927	1,182
Finished goods	1,683	1,277

Total inventories	$5,420	$4,802

8.     Property. Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	December 31, 2005	March 31, 2005
Land	$500	$500
Building	2,053	2,030
Machinery, equipment and tooling	2,569	2,401
Furniture, fixtures and office equipment	648	541
Leasehold improvements	1,336	1,292
	7,106	6,764
Less: accumulated depreciation and amortization	(2,823)	(2,215)

	$4,283	$4,549

Depreciation expense for property and equipment was approximately $200,000 and $206,000 for the three months ended December 31, 2005 and 2004, respectively, and approximately $608,000 and $620,000 for the nine months ended December 31, 2005 and 2004, respectively.

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

Options and warrants totaling 7,256,225 and 6,540,674 shares of common stock were excluded from the calculation of diluted earnings per share for the at December 31, 2005 and 2004 respectively, because the effect would be antidilutive.

10.  Enterprise and Related Geographic Information

The Company has managed its business in fiscal years 2006 and 2005 on the basis of one reportable operating segment: medical device manufacturing and sales.

Revenues from one customer were approximately $495,000 and $1,311,000 in the three and nine months ended December 31, 2005, respectively.

Revenues from foreign customers (primarily Europe and Asia) comprised approximately $709,000 and $912,000 in the three months ended December 31, 2005 and 2004, respectively, and $2,482,000 and $2,827,000 in the nine months ended December 31, 2005 and 2004, respectively.  Revenues from Japan comprised approximately $367,000 and $275,000 in the three months ended December 31, 2005 and 2004, respectively, and $1,044,000 and $275,000 in the nine months ended December 31, 2005 and 2004, respectively.

Product sales are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2005	2004	2005	2004
Medical devices	$4,958	$4,742	$15,550	$14,385
Contracted product design and development	282	343	902	1,158

	$5,240	$5,085	$16,452	$15,543

11.  Stockholders’ Equity

During the three and nine months ended December 31, 2005, the Company issued 45,000 and 278,804 shares, respectively, of the Company’s common stock as a result of the exercise of options by employees and a consultant generating cash proceeds of $84,000 and $616,000, respectively.  During the three and nine months ended December 31, 2005, the Company purchased 800 and 4,100 shares of its common stock, respectively, at an aggregate cost of $2,000 and $8,000, respectively.

During the three and nine months ended December 31, 2004, the Company issued 29,000 and 77,349 shares of common stock, respectively, as a result of the exercise of options by employees, generating approximate cash proceeds of $32,000 and $101,000, respectively.  During the three and nine months ended December 31, 2004, the Company purchased 1,600 and 22,800 shares of its common stock, respectively, at an aggregate cost of $5,000 and $83,000, respectively.

During the three and nine months ended December 31, 2005, the Company granted 225,000 and 330,000 options of its common stock, respectively, of which 10,000 options were issued to a consultant in September 2005.  Of the options granted during these periods, 225,000 options were granted under Section 711 of the American Stock Exchange, subject to future registration.  These options were fully vested at the date of grant.  During the three and nine months ended December 31, 2004, the Company granted 5,000 and 538,500 options of its common stock, respectively.

In January and February 2006 to date, the Company granted 230,000 fully vested options to a consultant, which will result in approximately $175,000 in compensation expense during the quarter ending March 31, 2006.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $284,000, resulting in net proceeds to the Company of $2,451,000.  In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  Additionally, the investors were provided rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share (the “Additional Investment Rights”), which were exercisable for a period commencing on December 22, 2004 and ending on July 27, 2005.  Effective July 28, 2005 these Additional Investment Rights remained unexercised and expired.  The Company also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.

12.  Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.  All deferred tax assets have a full valuation allowance, as their realizability is uncertain.

For the three and nine months ended December 31, 2005 and 2004, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

13.  Investment in CorNova

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant Sciences Corporation (“Implant”), and CorNova.  CorNova is a privately-held, development stage company, incorporated as a Delaware corporation on October 12, 2003, which is developing a next-generation drug-eluting stent.  On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock.  The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each, or, collectively, a total of $150,000, resulting in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

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

CorNova completed its Series A Financing transaction on February 4, 2005.  At that time, the Company issued 308,642 shares of its common stock valued at $750,000, which represents twenty-five percent (25%) of the approximate $3 million raised.  The cumulative investment in CorNova by CardioTech became $825,000.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

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

The Series A transaction resulted in the issuance by CorNova of 3,050,000 shares of preferred stock.  The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price, and the same voting rights as CorNova’s common stock.  The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders.  The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date.  CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee.  Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova’s common stock to employees and consultants.  At December 31, 2005, CorNova has granted options to purchase 670,000 shares of its common stock to employees and consultants under the 2004 Plan.

CardioTech has a 30% ownership interest in the common stock of CorNova.  Upon the event of conversion of the Series A Financing preferred stock to common stock, CardioTech would then have an 18% ownership interest in the common stock of CorNova.  The Company uses the equity method of accounting in accordance with APB Opinion No. 18 and records 30% of the net loss of CorNova in its condensed consolidated financial statements for the three and nine month periods ended December 31, 2005 and 2004. During the three and nine month periods ended December 31, 2005, the Company recorded equity in the net loss of CorNova of $133,000 and $216,000, respectively, and equity in comprehensive (loss) income of CorNova of ($58,000) and $84,000, respectively, (related to unrealized holding gains/losses on securities classified as available-for-sale), resulting in a net investment of $372,000 at December 31, 2005.  During the three and nine month periods ended December 31, 2004, the Company recorded equity in the net loss of CorNova of $15,000 and $37,000, respectively, and equity in comprehensive losses of CorNova of $3,000 and $22,000, respectively (related to unrealized holding losses on securities classified as available-for-sale).

14.  Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 172,777 shares have been purchased as of December 31, 2005.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

15.  New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.  Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for public companies (excluding small business issuers as defined in SEC regulations) at the beginning of the first fiscal year beginning after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods.  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and (b) the unrecognized compensation cost for awards that remain unvested on the effective date in accordance with the original provisions of SFAS 123.  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company has yet to determine which method to use in adopting SFAS 123(R).  As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations.  The Company is currently evaluating SFAS 123(R) and have not yet determined the impact in future periods.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-Q.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.  For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the period ended March 31, 2005, and Quarterly Reports on Form 10-Q for the periods ended June 30, 2005 and September 30, 2005.  The Company assumes no obligation to update the information contained in this filing.

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

In March 2004, CardioTech joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. CardioTech currently has an 18% equity interest in the issued and outstanding common and preferred stock of CorNova.  CorNova completed its initial funding on February 5, 2005 by obtaining private investments totaling approximately $3,050,000, at which time CardioTech contributed 308,642 shares of its common stock with a market value at the time of contribution of twenty-five percent (25%) of the maximum amount raised ($750,000), as defined in the Exchange and Venture Agreement.  Although CorNova is expected to incur operating losses for the next several quarters, the Company has no obligation to fund CorNova.

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

The Company has conducted limited clinical trials of the CardioPass graft in Brazil.  The Company announced that it is aware that three adult human implants have occurred and, as of December 31, 2005, all three patients and grafts are performing uneventfully.  The Company has announced that it is planning the commencement of clinical trials in Europe to obtain European marketing approval and Phase II clinical trials in Brazil, in fiscal 2006.

In January 2006, CardioTech made the strategic decision to apply for an IDE in the U.S., while simultaneously pursuing the CE Mark.  The Company has initiated discussions with thought-leaders in the cardiac surgical field for them to become Principal Investigators in a clinical trial.  The trial will target “no-option” patients with insufficient autologous blood vessels who face imminent death from end-stage coronary artery disease.  CardioTech’s clinical end points are patient survivability, quality of life, freedom from angina, and graft patency.

CardioPass is a Class III (highest risk) device that requires a Pre Manufacturing Approval (PMA) from the FDA.  Under the PMA process, it must first obtain an IDE before it can begin clinical trials on humans in the United States to determine the safety and efficacy of the graft.

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

Manufacturing Operations

The Company generates more than 92% of its product sales from manufacturing operations at Gish and CDT,

Critical Accounting Policies

Our significant accounting policies are described in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-KSB as of March 31, 2005.  Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended December 31, 2005.

Results of Operations

Three Months Ended December 31, 2005 vs. December 31, 2004

Revenues

The following table presents product sales by group expressed as a percentage of total product sales for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005		2004
(In thousands)	Product Sales	% Product Sales	Product Sales	% Product Sales
Medical devices	$4,958	94.6%	$4,742	93.3%
Contracted product design and development	282	5.4%	343	6.7%
	$5,240	100.0%	$5,085	100.0%

Medical device revenues for the three months ended December 31, 2005 were $4,958,000 as compared to $4,742,000 for the comparable prior year period, an increase of $216,000 or 4.6%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, wound dressings, and biomaterials typically used for implantable devices.  Medical device revenues increased principally due to increases in the sales of private label products (an increase of approximately $578,000), offset in part by decreases in shipments of cardiopulmonary bypass products (a decrease of approximately $320,000).

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

Contracted product design and development revenues for the three months ended December 31, 2005 were $282,000 as compared to $343,000 for the comparable prior year period, a decrease of $61,000 or 17.8%.  Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards increases in the manufacture and shipment of private-label medical device products as previously discussed.

Royalties for the three months ended December 31, 2005 were $229,000 as compared to $178,000 for the comparable prior year period, an increase of $51,000 or 28.7%.  The Company has agreements to license its proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials, accordingly, the increase in royalties during the three months ended December 31, 2005 is a result of increased shipments of product by these manufacturers.

Gross Margin

Gross margin as a percentage of product sales for the three months ended December 31, 2005 was 14.8%, as compared to 21.7% for the comparable prior year period.

The 6.9% decrease in gross margin for the three months ended December 31, 2005 is due to:  (i) first-time pilot production during the quarter for new products in the Company’s private-label manufacturing line for a major customer, (ii) a change in product mix to a higher percentage of lower margin, private-label products, (iii) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies, and (iv) the $240,000 provision for a voluntary recall of certain cardiopulmonary products equaling approximately 3.9% of gross margin.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2005 were $358,000 as compared to $436,000 for the comparable prior year period, a decrease of $78,000 or 17.9%.  This decrease is primarily a result of the timing of activities associated with the development of and clinical efforts associated with the CardioPass graft, which resulted in decreases in expenditures for the third quarter of fiscal 2006.  CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of the salaries of six full time employees and related expenses, and are expensed as incurred.  In addition, the Company allocates a portion of the salary and related costs of Michael Szycher, Ph.D., Chairman and CEO, for time spent on research and development activities.  These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs.  The staffing level is consistent with prior years and the Company anticipates that it will continue at a similar level in the future.

The Company also entered into a two-year consulting agreement with Dr. Ryan, CEO of CorNova, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass graft (the “Ryan Consulting Agreement”).  Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company.  For the three months ended December 31, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $0 related to performance under this contract have been recognized as a research and development expense.  The Company has no other long-term research and development commitments.

Research and development costs will increase significantly when the Company enters into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 were $1,482,000 as compared to $1,492,000 for the comparable prior year period, a decrease of $10,000 or less than 1.0%.  The decrease in selling, general and administrative expenses is due primarily to reduced sales and marketing expenditures in the wound care business.

Other Income and Expense

Other income, net for the three months ended December 31, 2005 was $9,000 as compared to $10,000 for the comparable prior year period, a decrease of $1,000.

Nine Months Ended December 31, 2005 vs. December 31, 2004

Revenues

The following table presents product sales by group expressed as a percentage of total product sales for the nine months ended December 31, 2005 and 2004:

	Nine Months Ended December 31,
	2005		2004
(In thousands)	Product Sales	% Product Sales	Product Sales	% Product Sales
Medical devices	$15,550	94.5%	$14,385	92.5%
Contracted product design and development	902	5.5%	1,158	7.5%
	$16,452	100.0%	$15,543	100.0%

Medical device revenues for the nine months ended December 31, 2005 were $15,550,000 as compared to $14,385,000 for the comparable prior year period, an increase of $1,165,000 or 8.1%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, wound dressings, and biomaterials typically used for implantable devices.  Medical device revenues increased principally due to increases in the sales of private label products (an increase of approximately $1,700,000), offset in part by decreases in shipments of cardiopulmonary bypass products (a decrease of approximately $600,000).

Contracted product design and development revenues for the nine months ended December 31, 2005 were $902,000 as compared to $1,158,000 for the comparable prior year period, a decrease of $256,000 or 22.1%.  Contracted product design and development services are primarily provided to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards increases in the manufacture and shipment of private-label medical device products as previously discussed.

Royalties for the nine months ended December 31, 2005 were $692,000 as compared to $540,000 for the comparable prior year period, an increase of $152,000 or 28.1%.  The Company has agreements to license its proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials, accordingly, the increase in royalties during the nine months ended December 31, 2005 is a result of increased shipments of product by these manufacturers.

Gross Margin

Gross margin as a percentage of product sales for the nine months ended December 31, 2005 was 18.9%, as compared to 25.7% for the comparable prior year period.

The 6.8% decrease in gross margin for the nine months ended December 31, 2005 is due to:  (i) pilot production during the period for new products in our private-label manufacturing line for a major customer, (ii) a change in product mix to a higher percentage of lower margin, private-label products, (iii) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies, and (iv) the $240,000 provision for a voluntary recall of certain cardiopulmonary products equaling approximately 1.2% of gross margin.

Research and Development Expenses

Research and development expenses for the nine months ended December 31, 2005 were $1,061,000 as compared to $976,000 for the comparable prior year period, an increase of $85,000 or 8.7%.  This increase is primarily a result of increased expenditures in the development of and clinical efforts associated with the CardioPass graft.  CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of salaries and related expenses, and are expensed as incurred.

For the nine months ended December 31, 2005, several of the contract milestones provided for in the Ryan Consulting Agreement had been achieved and, accordingly, costs totaling $38,000 related to performance under this contract have been recognized as a research and development expense.  The Company has no other long-term research and development commitments.

Research and development costs will increase significantly when the Company enters into European Union, Brazil or United States of America clinical trials with its CardioPass graft, or other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2005 were $4,430,000 as compared to $4,485,000 for the comparable prior year period, a decrease of $55,000 or 1.2%.  The decrease in selling, general and administrative expenses is due primarily to reduced sales and marketing expenditures in the wound care business.

Other Income and Expense

Other income, net for the nine months ended December 31, 2005 was $99,000 as compared to $1,000 for the comparable prior year period, a net increase in other income of $98,000.  The increase is a result of the net recovery of approximately $75,000 related to transaction costs incurred and paid in connection with the proposed acquisition of Cartika Medical, Inc.  These transaction costs were expensed in the year ended March 31, 2005.

Liquidity and Capital Resources

During the nine months ended December 31, 2005, the Company had net cash outflows of $1,476,000 from operating activities as compared to net cash outflows of $353,000 for the comparable prior year period.  The $1.1 million increase in net cash outflows used in operating activities during the nine months ended December 31, 2005 as compared to the comparable prior year period was primarily a result of:  (i) a larger net loss and (ii) increase in inventories.  Raw materials inventory increased by approximately $467,000 as of December 31, 2005 when compared to March 31, 2005, primarily due to: (i) increased shipments of private label products during the nine months ended December 31, 2005 and the need for higher levels of materials and (ii) bulk purchases of materials at favorable pricing for cardiopulmonary bypass products during the nine months ended December 31, 2005.

During the nine months ended December 31, 2005, the Company issued 278,804 shares of the Company’s common stock as a result of the exercise of options by employees, generating approximate cash proceeds of $616,000. During the nine months ended December 31, 2005, the Company purchased 4,100 shares of its common stock at an approximate cost of $8,000.

Contractual obligations consist of the following as of December 31, 2005:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	4,744	873	2,325	1,546	—
Purchase obligations	1,282	1,282	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$6,026	$2,155	$2,325	$1,546	$—

With respect to the Exchange and Venture Agreement with CorNova, the Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

As of December 31, 2005, CardioTech was conducting its operations with approximately $6,275,000 in cash and cash equivalents.  At December 31, 2005, the Company had no debt.  CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

The Company’s financial instruments include cash and cash equivalents.  Cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less when acquired.  Cash equivalents represent a deposit in a money market account.  The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  The principal objective of the Company’s asset management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating its funding needs.  At December 31, 2005, the carrying values of the Company’s financial instruments approximated fair values based upon current market prices and rates.

Foreign Currency

For the nine months ended December 31, 2005 and the year ended March 31, 2005, the Company purchased approximately $722,000 and $1,000,000, respectively, of polyester wrap thread for its Vision™ Oxygenator from Membrana GmbH.  Polyester wrap thread purchases are denominated in Euros.  As a result, the Company is exposed to potential transaction gains or losses resulting from fluctuations in foreign currency exchange rates (Euro to U.S. Dollar).  The Company has not and currently does not hedge or enter into derivative contracts in an effort to address foreign exchange risk.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  CardioTech believes that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the period ended March 31, 2005, and Quarterly Reports on Form 10-Q for the periods ended June 30, 2005 and September 30, 2005.  The Company assumes no obligation to update the information contained in this filing.

Risks Related to Liquidity

We have reported net losses in the last four fiscal years and may continue to report net losses in the future.  We cannot assure you that our revenue will be maintained at the current level or increase in the future.

The Company’s future growth may depend on its ability to raise capital for acquisitions and to support research and development activities, including costs for clinical trials, and to market and sell its vascular graft technology, specifically the coronary artery bypass graft.  CardioTech may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products.  CardioTech’s capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs, including costs for clinical trials; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech’s development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

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

While we are not currently considering an acquisition, we may make additional acquisitions of complementary medical manufacturing service providers that bring desired capabilities, customers or geographic coverage and either strengthen our position in our target markets or provide us with a presence in a new market.  The risks we may encounter in pursuing these acquisitions, if any, include expenses associated with, and difficulties in identifying, potential targets, costs associated with acquisitions we ultimately are unable to complete and higher prices for acquired companies due to competition for attractive targets.  Completing acquisitions also may result in dilution to our existing stockholders and may require us to seek additional capital, if available, including increasing our indebtedness.

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

In addition, while we may obtain cost savings, operating efficiencies and other synergies as a result of possible future acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges.

The acquisition of new operations can also introduce new types of risks to our business.  For example, new acquisitions may require greater effort to address United States Food and Drug Administration, or FDA, regulation or similar foreign regulation.

If we cannot obtain the additional capital required to fund our operations, if needed, on favorable terms or at all, we may have to delay or abandon our fast growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing acquisitions of companies and customers’ product lines and manufacturing assets, integrating acquired companies and assets, acquiring new equipment and maintaining the condition of existing equipment.  If cash generated internally is insufficient to fund capital requirements, or if we desire to make additional acquisitions, we will require additional debt or equity financing.  Adequate financing may not be available or, if available, may not be available on terms satisfactory to us.  If we raise additional capital by issuing equity or convertible debt securities, the issuance may dilute the share ownership of the existing investors.  In addition, we may grant future investors rights that are superior to those of our existing investors.  If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness, or delaying plans for clinical trials.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.

Our sales were $21,841,000 and $21,799,000 for the years ended March 31, 2005 and 2004, respectively.  We had net losses of $1,595,000 and $1,515,000 for the years ended March 31, 2005 and 2004, respectively.  Our sales were $17,144,000 and $16,083,000 for the nine months ended December 31, 2005 and 2004, respectively.  We had net losses of $1,810,000 and $968,000 for the nine months ended December 31, 2005 and 2004, respectively.  There is a risk that we will never be profitable.  None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A substantial amount of our assets comprise goodwill and other intangibles, and our net loss will increase if our goodwill becomes impaired.

As of December 31, 2005, goodwill represented approximately $1,638,000, or 7.3%, of our total assets and net amortizable intangibles represented approximately $632,000, or 2.8%, of our total assets.  Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire.  Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142.  Instead, goodwill is subject to an impairment analysis, performed at least annually, based on the fair value of the reporting unit.  Amortizable intangible assets are subject to SFAS No. 144, and are subject to periodic reviews for impairment, or as events and circumstances indicate that the carrying amount may not be recoverable.  We could be required to recognize reductions in our net income caused by the write-down of goodwill and other intangibles, if impaired, that, if significant, could materially and adversely affect our results of operations.

Our operating results fluctuate.  If we fail to meet the expectations of securities analysts or investors, our stock price may decrease.  Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control, including:

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

•      results of clinical trials;

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

More generally, the manufacture and sale of medical devices, including products currently sold by the Company and the Company’s other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS.  In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) pre-market notification or approval or a more extensive submission known as a pre-market approval (“PMA”) application.  In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval.  The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

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

FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses.  In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.  The Company will be required to adhere to applicable FDA GMP regulations and similar regulations in other countries, which include testing, control, and documentation requirements.  Ongoing compliance with GMP and other applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution.  Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company’s products.

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

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products, primarily in cardiothoracic surgery.

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

We presently rely on a third party contractor, LeMaitre Vascular Products, Inc., to manufacture all of our coronary grafts for our limited use.  This exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process.  This contractor has informed us that it is closing its facility in the United Kingdom where it manufactures our grafts and will be transporting machinery to the United States.  They may experience regulatory compliance difficulty, difficulty in re-assembling the machinery, mechanical shut downs, employee strikes, or any other unforeseeable event that may delay production.  Furthermore, LeMaitre has developed an expertise in the manufacturing process with machinery that may not get transferred to us.  If we elect to produce the grafts ourselves, this may delay production and adversely affect our business.  Pursuant to an agreement, we have requested that LeMaitre act in good faith to transfer the technology to us in exchange for payment of personnel time plus 40% uplift.  Such transfer has not yet been requested by the Company.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

The Company has various “sole source” suppliers who supply key components for the Company’s products.  Our outside suppliers may fail to develop and supply us with products and components on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements.  If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to:  i) manufacture our own products and components profitably or on time, and ii) ship products to customers on time and generate revenues.  In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

A significant portion of the revenue comes from relatively few large customers, and any decrease in sales to these customers could harm our operating results.

The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies.  We are likely to continue to experience a high degree of customer concentration in our disposable medical device and contract manufacturing operations, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from one or more of our large customers.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

Our ability to grow and sustain growth levels may be adversely affected by slowdowns in the U.S. economy.

Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets.  We are primarily susceptible when clients stop placing orders for us to build prototypes or develop certain specialized medical devices through our contract manufacturing operations.  The medical commercial markets, including bio-medical research and development and medical device manufacturing, could be affected by the past slowdown in the U.S. economy.  If an economic slowdown occurs and continues and capital spending for research and development from our clients decreases, our business, financial condition and results of operations may be adversely affected.

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

Our success depends, to a significant extent, upon the efforts and abilities of Dr. Michael Szycher, our chairman and chief executive officer, and other members of senior management.  The loss of the services of one or more of our senior management or other key employees could adversely affect our business.  We do not maintain key person life insurance on any of our officers, employees or consultants.

There is intense competition for qualified employees in the medical industry, particularly for highly skilled design, applications, engineering and sales people.  We may not be able to continue to attract and retain technologists, managers, or other qualified personnel necessary for the development of our business or to replace qualified individuals who could leave us at any time in the future.  Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees.  If we lose the services of or fail to recruit engineers or other technical and management personnel, our business could be harmed.

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

We are exposed to product liability and clinical and pre-clinical liability risks which could place a substantial financial burden on us, if we are sued.  Although we have 5 million dollars in product liability insurance coverage, that amount may not be sufficient to cover all potential claims made against us Additionally, we face the risk of financial exposure to product liability claims alleging that the use of devices that incorporate our products resulted in adverse effects..

While we are not aware of any claim at this time, our business exposes us to potential product liability, recalls and other liability risks that are inherent in the testing, manufacturing and marketing of medical products.  We cannot assure you that such potential claims will not be asserted against us.  In addition, the use in our clinical trials of medical products that our potential collaborators may develop and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of or all product liability risks.  A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we currently assist in the development of certain medical products and prototypes for third parties, including components in other products.  Our contract manufacturing operation produces components for medical manufacturers used in products such as catheters and disposable devices.  Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale or even for products undergoing regulatory review.  We currently carry $5 million in product liability insurance.  Any defects in our products used in these devices could result in recalls and/or significant product liability costs to us, which may exceed $5 million.  We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

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

Risks Related to Competition

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

Risks Related to Pricing Pressure

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

Risks Related to Our Dependence on International Sales

International net revenues accounted for approximately 17% and 15% of the Company’s total net sales in fiscal 2005 and 2004, respectively.  International net revenues accounted for approximately 14% and 18% of the Company’s total net sales in the nine month periods ended December 31, 2005 and 2004, respectively.  International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products.  While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company’s products to international customers.  The foregoing factors could reduce international sales of the Company’s products and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

•      results of clinical trials;

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

We are authorized to issue 50,000,000 shares of our common stock.  As of December 31, 2005, there were 19,533,693 shares of common stock issued and outstanding, respectively.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of December 31, 2005, we had outstanding stock options and warrants of approximately 7,256,225 shares of our common stock, the exercise price of which range between $0.50 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition, should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of the outstanding derivative securities will reduce the percentage of common stock held by our current stockholders.  Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.  In addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board, of which 500,000 preferred shares were previously issued, but none are currently outstanding . While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

Limitation on director and officer liability.

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

Risk of Market Withdrawal or Product Recall

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 - 30, 2005	1,300	$1.84	1,300
May 1 - 31, 2005	100	$1.94	100
June 1 - 30, 2005	400	$1.89	400
July 1 - 31, 2005	700	$1.79	700
August 1 - 31, 2005	600	$1.84	600
September 1 - 30, 2005	200	$2.40	200
October 1 - 31, 2005	300	$2.14	300
November 1 - 30, 2005	500	$2.49	500
December 1 - 31, 2005	—	—	—
Total	4,100	$1.97	4,100	577,223

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 172,777 shares have been purchased as of December 31, 2005.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

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

Dated: February 13, 2006