Form 10-K
period 2006-03-31
CARDIOTECH INTERNATIONAL INC
filed 2006-06-28
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-28034

CardioTech International, Inc.

(Name of small business issuer in its charter)

Massachusetts	04-3186647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. Or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 23, 2006, 19,832,683 shares of the registrant’s Common Stock were outstanding, and the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $40,417,000 based on the last sale price as reported by the American Stock Exchange on such date.

CARDIOTECH INTERNATIONAL, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2006

PART I

Item 1.                       Description of Business

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-K. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise. For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q for the periods ended June 30, 2005, September 30, 2005 and December 31, 2005. The Company assumes no obligation to update the information contained in this filing.

General

History

CardioTech International, Inc. (“CardioTech” or the “Company”) was founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”). In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $.01 per share, that PMI owned, to PMI stockholders of record. The Company’s proprietary ChronoFlex polyurethane materials have been sold through its CT Biomaterials division since the formation of the Company as biomaterials for the manufacture of medical devices. These premium biomaterials are sold under the trade names: ChronoFlex, ChronoThane, HydroThane, ChronoFilm, HydroMed and Hydroslip, and are used by the Company’s customers for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports.

The Company has one operating segment, medical device manufacturing and sales, and operates as three divisions; (i) biomaterials, (ii) private-label medical device manufacturing and (iii) cardiopulmonary products.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”) was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech effective March 2004 and is now a wholly-owned subsidiary of CardioTech. In June 2006, the Company’s Board of Directors decided to cease the operations of Dermaphylyx, the costs of which are immaterial to the Company’s operations.

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

In April 2003, the Company merged with Gish Biomedical, Inc. (“Gish”). Gish manufacturers single use cardiopulmonary bypass products that have a disposable component.

In March 2004, CardioTech joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova. CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. CardioTech currently has a 19% equity interest in the issued and outstanding common and preferred stock of CorNova. Although CorNova is expected to incur operating losses for the next several quarters, the Company has no obligation to fund CorNova.

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

Research and Development

The Company is currently developing new products that address annual worldwide markets exceeding $1 billion. The CardioPass graft is the Company’s proprietary, synthetic coronary artery bypass graft (“SynCAB”). The Company is developing the CardioPass graft, using specialized ChronoFlex polyurethane materials, to produce a synthetic graft of 5mm in diameter specifically designed for use in coronary artery bypass graft (“CABG”) surgery. If successfully developed, the Company believes that the SynCAB may be used initially to provide an alternative to patients with insufficient or inadequate (“suboptimal”) native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. The Company believes, however, that the CardioPass Graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

According to the 2004 report of the American Heart Association, approximately 500,000 bypass operations were performed in the U.S. in 2003. The Company estimates that approximately 750,000 CABG procedures were performed worldwide during the same year. The Company believes that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

The Company conducted limited clinical evaluations of the SynCAB graft in three (3) patients in Brazil. As of March 31, 2006, the Company believes all three patients have had an uneventful post-operative course. The Company initiated plans in fiscal 2006 to obtain European marketing approvals. In May 2006, the Company received written acknowledgement from its Notified Body in Europe that its clinical trial plan had been accepted. The planned 10 patient clinical trial protocol allows surgeons to intraoperatively decide to use the SynCAB instead of suboptimal autologous vessels. Patients will be followed for 90 days and assessed for graft patency and quality of life measures. Following the clinical trial, the analyzed data will be submitted by CardioTech to the Notified Body in support of its CE Mark application.

In January 2006, CardioTech made the strategic decision to apply for an Investigational Device Exemption (“IDE”) in the U.S., while simultaneously pursuing the CE Mark. The Company has initiated discussions with thought-leaders in the cardiac surgical field for them to become Principal Investigators in a clinical trial. The clinical end points will be patient survivability, quality of life, freedom from angina, and graft patency.

CardioPass is a Class III (highest risk) device that requires a Pre Market Approval (PMA) from the FDA. For this PMA, we must first obtain an IDE before we can begin clinical trials on humans in the United States to determine the safety and efficacy of the graft. The Company plans to file an IDE in fiscal 2008.

In June 2006, the Company announced that it signed an agreement to develop innovative medical solutions for the treatment of congestive heart failure. Development at the Company’s Gish Biomedical rapid prototype laboratories will utilize proprietary antithrombogenic Gish Biocompatible Surface (“GBS”) technology.

Manufacturing Operations

The Company generates approximately 91% of its product sales from manufacturing operations at Gish and CDT.

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

Product Under  Development

CardioPass Synthetic Coronary Artery Bypass Graft (“SynCAB”)

CABG surgery is performed to treat the impairment of blood flow to portions of the heart. CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.

Autologous grafts (using the patient’s own saphenous vein, radial artery, or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with no risk of tissue rejection. However, the surgical harvesting of vessels for autologous grafts involves significant trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryo-preserved saphenous veins are available, but these veins often deteriorate due to attack by the body’s immune system.

CardioTech is developing its SynCAB grafts using specialized ChronoFlex polyurethane materials that it believes should provide improved performance in the treatment of arterial disorders. The grafts have three layers, similar to natural arteries and are designed to replicate the physical characteristics of human blood vessels.

The Company is developing a 5mm SynCAB graft. If successfully developed, the Company believes the SynCAB graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. The Company believes, however, that the SynCAB graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

The Company conducted limited clinical evaluations of the SynCAB graft in three (3) patients in Brazil. As of March 31, 2006, the Company believes all three patients have had an uneventful post-operative course. The Company initiated plans in fiscal 2006 to obtain European marketing approvals. In May 2006, the Company received written acknowledgement from its Notified Body in Europe that its clinical trial plan had been accepted. Following the clinical trial, the analyzed data will be submitted by CardioTech to the Notified Body in support of its CE Mark application. The planned 10 patient clinical trial protocol allows surgeons to intraoperatively decide to use the SynCAB instead of suboptimal autologous vessels. Patients will be followed for 90 days and assessed for graft patency and quality of life measures. In June 2006, the Company signed an agreement to develop innovative medical solutions for the treatment of congestive heart failure. Development at the Company’s Gish Biomedical rapid prototype laboratories will utilize proprietary antithrombogenic Gish Biocompatible Surface (“GBS”) technology.

Commercial Products

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

Custom tubing systems are sold separately and combined with an oxygenator. Revenues from sales of custom tubing systems sold separately equaled 12%, 12% and 13% of total Company revenues for fiscal 2006, 2005 and 2004, respectively.

Arterial Filters

The arterial filter is the last device the blood passes through in the cardiovascular bypass circuit as it is being returned to the patient. The purpose of the filter is to remove gaseous micro emboli and debris, which are generated by the oxygenation system, from the patient’s blood.

Gish introduced its first arterial filters in 1985. Gish’s first design contained a safety bypass loop incorporated into the filter housing. The Company received FDA clearance to market an improved design, which became available for sale during the second quarter of fiscal 1994.

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

Vision™ Oxygenator

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

The Vision oxygenator is sold separately, or with a reservoir, and also with a reservoir and custom tubing system. The Vision oxygenator was sold in selected accounts both domestically and internationally for the first half of fiscal 1998. The Company made its full market release of this product for sale in January 1998. The Company believes that the Vision oxygenator’s superior air handling capabilities provides the Company with a competitive advantage in the oxygenator market place. Revenue generated from sales that included an oxygenator equaled 27%, 32% and 31% of total Company revenues for fiscal 2006, 2005 and 2004, respectively.

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

CAPVRF44

The Company’s CAPVRF44 hardshell venous reservoir combines a 360° rotational, top-entry  1/2 " inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. The Company has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF44 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4400 ml, the CAPVRF44 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

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

Oxygen Saturation Monitor

In February 1992, the Company introduced a digital blood saturation monitor for open-heart surgery, the StatSatTM. The StatSat is an electronic device that measures the oxygen content of the patient’s blood during surgery. These readings are taken continuously and the StatSat plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery.

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

Orthofuser

The patented OrthofuserTM is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient’s own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500cc’s of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

FDA Clearance for Heparin Coated Products

In fiscal 2004, the Company received FDA clearance for its heparin coating to be used in conjunction with Gish’s line of heart-lung bypass products. The GBS™ (Gish Biocompatible Surfaces) Coating is a heparin based, covalently bound biocompatible coating that will be used to cover the surfaces of disposable products. Heparin coatings are known to inhibit blood coagulation, decrease the risk of Systemic Inflammatory Response Syndrome, reduce complement activation and platelet adhesion, reduce blood loss and hemolysis, provide stable antithrombotic activity and reduce thrombus formatiom, as well as decrease leukocyte (white blood cells) activation.

In September 2005, the Company announced that it received FDA approval for certain heparin coated products for the cardiopulmonary bypass surgery market.

Private Label Medical Devices

CardioTech is a supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products. Certain devices designed, developed and manufactured for customers by CDT include sensing, balloon, and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

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

The development and manufacture of CardioTech’s products are subject to good laboratory practice (“GLP”) and quality system regulations (“QSR”) requirements prescribed by the Food and Drug Administration (“FDA”) and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that CardioTech will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that it or any suppliers can comply with GLP or the QSR, as applicable, or that it or such suppliers will be able to manufacture an adequate supply of products. Both the California and Minnesota facilities are ISO 13485 certified.

Consolidated Revenues

Company revenues were $22,381,000, $21,841,000 and $21,799,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

Research and Development, Regulatory and Engineering

CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies. CardioTech’s development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest and funding availability, and (iv) regulatory considerations. Research and development, regulatory and engineering expenditures for the years ended March 31, 2006, 2005 and 2004 were $1,385,000, $1,258,000 and $1,065,000, respectively, and consisted primarily of salaries and related costs (57%, 60% and 72% in fiscal 2006, 2005 and 2004, respectively), and are expensed as incurred. In this income statement category, the Company has six full time employees and allocates a portion Dr. MichaelSzycher’s salary and related costs to this income statement category.

In April 2002, the Company concluded a technology transfer and license agreement with Credent Vascular Technologies, Ltd., of Wrexham, U.K. (“Credent”). Total consideration paid by Credent to CardioTech for the purchase of the transferred rights to ChronoFlex RC was $500,000. Credent paid CardioTech $400,000 in fiscal 2004 and $100,000 in fiscal 2003.

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

Government Regulation

CardioTech’s devices, as well as other medical devices that we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S.

As a device manufacturer, the Company is also required to register with the FDA. As such, the Company is  subject to inspection on a routine basis for compliance with the FDA’s Quality Systems regulations. These regulations require that the Company manufactures its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require that the Company provides information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA also prohibits an approved device from being marketed for unapproved uses. The Company’s product promotion and advertising is subject to continuing FDA regulation. The failure to comply with the applicable regulatory requirements may subject the Company to a variety of administrative or judicially imposed sanctions, including the FDA’s refusal to approve pending or supplemental applications, withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil and criminal penalties against that company or its officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company intends to continuously improve its  products after market introduction and may therefore submit future Investigational Device Exemption, Pre-Market Notification (“510(k)”), Pre-Market Approval (“PMA”), or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, the Company may be required to submit extensive preclinical and clinical data depending on the nature of the changes.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

Various foreign countries in which the Company’s products are or may be sold impose additional or different regulatory and testing requirements. The international regulatory approval process varies from country to country and is subject to change in a given country as regulatory requirements change. Thus, the time required for an approval may differ and there can be substantial delays in obtaining approval after the relevant applications are filed. There is no assurance that foreign regulatory authorities will approve the use or sale of our products in a particular country on a timely basis, or at all. CardioTech’s research and development activities are also subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. In the United States, the development, manufacturing and marketing of synthetic vascular grafts are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act. Synthetic vascular grafts are subject to rigorous FDA regulation, including pre-clinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for marketing a medical device is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all. Furthermore, CardioTech or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to CardioTech’s products. If clinical studies are suspended, CardioTech may be unable to continue the development of the investigational products affected.

Gish and CDT are registered as a medical device manufacturer with the FDA and state agencies. Gish and CDT are inspected periodically by both the FDA and the state agencies for compliance with the FDA’s GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA Quality System Regulations (“QSR”), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well. Much of the new QSR is based on the ISO 13485 Quality Standard, and is, as such in harmony with the thrust towards world harmonization of medical device requirements. The FDA’s GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business.

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

Healthcare providers, including hospitals and physicians that purchase medical devices, for use on their patients, generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs associated with the procedures performed with these devices.  Devices produced by Gish are reimbursed under Diagnostic Related Groups “DRG” for the specific surgical procedure in which they are utilized. There is no specific reimbursement for the products themselves.

Marketing and Distribution

Internationally, Gish is represented by specialty medical distributors in over fifty countries around the world. Gish’s international sales represented approximately 14%, 17% and 15% of total Company sales in fiscal 2006, 2005 and 2004, respectively. The Company’s sales to foreign customers are primarily in Europe and Asia. All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations. The Company does not have any facilities, property or other assets, except sales representative supplies, located in any geographic area other than the United States of America.

The Company markets and distributes its cardiopulmonary products through a network of direct and independent sales representatives. The Company markets and distributes its biomaterials and private label medical device products and services directly to its customers.

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

Customer Information

The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of March 31, 2006, the Company believes it has no significant concentrations of credit risk.

One of Gish’s sales representative organizations comprised 5%, 4% and 2% of the Company’s revenues in fiscal 2006, 2005 and 2004, respectively. The Company believes that the loss of this sales representative organization would not have a material effect on its business.

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

CDT had a backlog of $991,000 at March 31, 2006.

Contracts and Material Relationship

In general, the Company does not enter into long-term contracts with customers or suppliers, however, if there were cancellation or renegotiation of current relationships, there could be a material impact on the Company’s revenues or profit margins.

Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products on a purchase order basis to a major customer (the “Intermediary”), who would then perform additional manufacturing processes and ship these products to the end user (the “End User”). These products were previously developed by the End User who then transferred manufacturing to the Intermediary. The Intermediary then engaged the Company to manufacture the products. In March 2006, the End User sought to directly source products from the Company.

On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production. During this time, the End User also began an alliance with a competitive supplier of branded catheters.

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications. The Company has agreed to, and is in process of completing, the following actions in order to provide the End User with objective information to decide whether the End User will engage the Company for future production. First, all products in question by the End User will be identified, inspected and/or reworked by the Company. Secondly, the Company will jointly evaluate these products with the End User so that the End User can determine, in its sole discretion, whether: (i) the Company’s products are now consistent with the End User’s specifications and (ii) to begin ordering products from the Company.

As a result of the End User’s current decision to cease using the Company for future production, the Company recorded charges in the fourth quarter of fiscal 2006 of $598,000 for the impairment of goodwill and $556,000 for the impairment of custom inventory held by the Company related to the Company’s production of products for the End User.

Environmental Compliance

The Company’s direct expenditures for environmental compliance were not material in the three (3) most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2006, the Company has 11 full-time employees at its headquarters in Massachusetts, consisting of 4 in Biomaterials and the remaining in management, administrative, and marketing positions.

As of March 31, 2006, the Company has 56 full-time employees in Minnesota, 18 are in contract research and development, 35 are in manufacturing and production, and 3 are in management, administrative, and marketing positions. In addition, during fiscal 2006 the Company used contract manufacturing personnel to meet the production needs for the Intermediary and the End User. During fiscal 2006, the maximum number of contract manufacturing personnel used was 48. As of March 31, 2006, the Company had 42 contract manufacturing personnel engaged in manufacturing and production.

As of March 31, 2006, the Company’s California operations has 97 full-time employees, of whom 4 were engaged in sales and sales management, 76 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 1A.                 Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed. In that case the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we may face. CardioTech believes that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to regulatory risks and clinical uncertainties. Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements. For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q for the periods ended June 30, 2005, September 30, 2005, and December 31, 2005. The Company assumes no obligation to update the information contained in this filing.

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

Since becoming listed on the American Stock Exchange in June of 1996 we have grown organically, and through the acquisition of three separate businesses. In July 1999, we acquired the business of Tyndale-Plains Hunter, Ltd.; in May 2001, we acquired Catheter and Disposables Technology, Inc.; and in April 2003, we acquired Gish Biomedical, Inc. While we are not currently considering an acquisition, we may make additional acquisitions of complementary medical manufacturing service providers that bring desired capabilities, customers or geographic coverage and either strengthen our position in our target markets or provide us with a presence in a new market.

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

If we cannot obtain the additional capital required to fund our operations, if needed, on favorable terms or at all, we may have to delay or reconsider our growth strategy.

Our growth strategy may require additional capital for, among other purposes, completing acquisitions of companies and customers’ product lines and manufacturing assets, integrating acquired companies and assets, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if we desire to make additional acquisitions, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we raise additional capital by issuing equity or convertible debt securities, the issuance may dilute the share ownership of the existing investors. In addition, we may grant future investors rights that are superior to those of our existing investors. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness, or delaying plans for clinical trials.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.

The Company’s revenues were $22,381,000, $21,841,000 and $21,799,000 for the years ended March 31, 2006, 2005 and 2004, respectively. We had net losses of $5,069,000, $1,595,000 and $1,515,000 for the years ended March 31, 2006, 2005 and 2004, respectively. There is a risk that we will never be profitable. None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

As of March 31, 2006 and 2005, goodwill represented approximately $487,000, or 2.4%, and $1,638,000, or 6.9%, respectively, of our total assets and net amortizable intangibles represented approximately $584,000, or 2.8%, and $776,000 and 3.3%, respectively, of our total assets. The Company recorded a charge of $598,000 for the impairment of goodwill related to its private label medical device manufacturing division primarily due to the End User’s May 2006 decision, as described above. In addition, the Company recorded a charge of $554,000 for the impairment of goodwill related to its cardiopulmonary products division due to continued reduced demand for these products.

Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142. Instead, goodwill is subject to an impairment analysis, performed at least annually, based on the fair value of the reporting unit. Amortizable intangible assets are subject to SFAS No. 144, and are subject to periodic reviews for impairment, or as events and circumstances indicate that the carrying amount may not be recoverable. We could be required to recognize future reductions in our net income caused by the write-down of goodwill and other intangibles, if impaired, that, if significant, could materially and adversely affect our results of operations.

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

We remain in the research and development phase of our arterial grafts. Accordingly, if our products are approved for commercial sale, we will need to establish the capability to commercially manufacture our product(s) in accordance with FDA and other regulatory requirements. We have limited experience in establishing, supervising and conducting commercial manufacturing. If we fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products. We do not presently own manufacturing facilities necessary to provide clinical or commercial quantities of our intended graft. We may not be able to obtain such facilities at an economically feasible cost, or at all.

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

As previously discussed in the Contracts and Material Relationships section of Item 1., the Company was notified on May 18, 2006 that the End User had decided to cease using the Company for future production of branded catheter products. The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications. The Company has agreed to, and is in process of taking, certain previously discussed actions in order to provide the End User with objective information to decide whether the End User will engage the Company for future production. However, there can be no assurance that, after the evaluation by the End User of the branded catheter products produced by the Company, the End User will engage the Company for future production. If the End User does not order products from the Company in the future, there could possibly be a decrease in revenues and profit margins.

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

We are exposed to product liability and clinical and pre-clinical liability risks which could place a substantial financial burden on us, if we are sued. Although we have $5 million dollars in product liability insurance coverage, that amount may not be sufficient to cover all potential claims made against us. Additionally, we face the risk of financial exposure to product liability claims alleging that the use of devices that incorporate our products resulted in adverse effects.

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

We are subject to a variety of laws, rules and regulations in the United States related to the use, storage, handling, discharge and disposal of certain chemical materials such as isocyanates, alcohols, dimethylacetamide, and glycols used in our research and manufacturing process. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Our failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations.

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

Under current rules, the Company is required to comply with the requirements of Section 404 by March 31, 2007, provided that our market capitalization is greater than $75 million at September 30, 2006. If our market capitalization is below $75 million, we will be required to comply with the requirements at March 31, 2008.

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

Risks Related to Our Dependence on International Sales

International revenues accounted for approximately 14%, 17% and 15% of the Company’s total net sales in fiscal 2006, 2005 and 2004, respectively. International revenues are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company’s products to international customers. The foregoing factors could reduce international sales of the Company’s products and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. In the past fiscal year, our stock price ranged from $1.69 to $3.70. The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2006, there were 19,796,833 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants. As of March 31, 2006, we had outstanding stock options and warrants of approximately 7,091,611 shares of our common stock, the exercise price of which range between $0.50 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition, should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

The exercise of the outstanding derivative securities will reduce the percentage of common stock held by our current stockholders. Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market. In addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board, of which 500,000 preferred shares were previously issued, but none are currently outstanding. While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

There is a limitation on director and officer liability.

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

Risk of Market Withdrawal or Product Recall

Complex medical devices, such as the Company’s products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. During the third quarter of fiscal 2006, the Company recorded a $240,000 provision for a voluntary recall of certain cardiopulmonary products. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Description of Properties

The Company’s headquarters are located in an approximately 27,000 square foot building and underlying land located at 229 Andover Street, Wilmington, MA, purchased for $1,750,000 in cash. The current corporate and biomaterials manufacturing operations are also located in this building.

The Company also leases approximately 16,000 square feet in Plymouth, Minnesota under a lease which expires April 2009. Within this facility, the Company has constructed a Class 10,000 clean room for the assembly of its products.

The Company’s California office and manufacturing facilities are located in Rancho Santa Margarita, California in a building containing approximately 52,000 square feet of space under a lease, which expires in February 2011. Within this facility, the Company has constructed a Class 10,000 clean room for the assembly of its products. The Company’s finished goods storage facility is located in Irvine, California in a building containing approximately 23,000 square feet of space under a lease, which expires in January 2010.

Item 3.                          Legal Proceedings

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                          Market Information for Common Equity and Related Stockholder Matters

The common stock trades on the American Stock Exchange under the symbol “CTE.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

	Fiscal Year 2006
	High	Low
4th Quarter	$3.60	$2.30
3rd Quarter	2.82	1.93
2nd Quarter	3.70	1.70
1st Quarter	2.15	1.69

	Fiscal Year 2005
	High	Low
4th Quarter	$2.99	$1.80
3rd Quarter	3.10	2.40
2nd Quarter	4.21	2.55
1st Quarter	5.20	3.20

As of June 16, 2006, there were approximately 413 stockholders of record and 7,886 additional beneficial stockholders (stockholders holding common stock in brokerage accounts). The last sale price as reported by the American Stock Exchange on June 15, 2006, was $2.11. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2006 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by stockholders	5,825,880	(1)	$2.19	965,954
Equity compensation plans not approved by stockholders	385,000		$2.46	—
Total	6,210,880		$2.21	965,954

(1)          This total includes shares to be issued upon exercise of outstanding options under two equity compensation plans that have been approved by CardioTech’s stockholders (i.e.,the 1996 Plan and the 2003 Plan).

Recent Sales of Unregistered Securities:

There were no sales of unregistered securities in fiscal 2006 and 2004.

In fiscal 2005, the Company sold the following unregistered securities that were not reported on Form 8-K:

On December 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving approximately $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000.

In February 2005, CardioTech contributed 308,642 shares of its common stock to CorNova, Inc. to participate in the funding of CorNova. As the issuance represented a transaction by an issuer not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Securities Act of 1933.

Stock Repurchase Plan

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 174,087 shares have been purchased as of March 31, 2006. In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

The following table summarizes information regarding shares purchased during the quarter ended March 31, 2006.

Quarter Ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may be purchased under the plans
June 30, 2005	1,800	$1.86	1,800
September 30, 2005	1,500	$1.89	1,500
December 31, 2005	800	$2.36	800
March 31, 2006	1,310	$3.09	1,310
Total	5,410	$2.24	5,410	575,913

Item 6.                       Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2006 and 2005 and the statements of operations data for the three years ended March 31, 2006 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2004, 2003, and 2002 and the statements of operations data for the two years ended March 31, 2003 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K. Furthermore, results for the year ended March 31, 2006 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected financial data in this section are not intended to replace the financial statements.

	For the Fiscal Years Ended March 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues:
Product sales	$21,404	$21,067	$21,323	$2,880	$2,550
Research grants and contracts	—	—	—	88	278
Royalties	977	774	476	426	392
	22,381	21,841	21,799	3,394	3,220
Cost of sales	18,304	15,645	15,670	2,062	1,726
Gross margin	4,077	6,196	6,129	1,332	1,494
Operating expenses:
Cost of research grants and contracts	—	—	—	61	228
Research and development, regulatory and engineering	1,385	1,258	1,065	313	273
Selling, general and administrative	6,162	6,015	5,655	1,946	2,284
Impairment of goodwill	1,152	—	—	—	—
Severance payment	—	—	372	—	—
Non-cash compensation & research contract expense	193	78	1,171	19	786
CarTika acquisition expenses	—	333	—	—	—
	8,892	7,684	8,263	2,339	3,571
Loss from operations	(4,815)	(1,488)	(2,134)	(1,007)	(2,077)
Interest and other income and expense, net	146	6	620	44	106
Equity in net loss of CorNova, Inc.	(400)	(113)	(1)	—	—
Net loss	$(5,069)	$(1,595)	$(1,515)	$(963)	$(1,971)

Net loss per common share, basic and diluted	$(0.26)	$(0.09)	$(0.10)	$(0.11)	$(0.23)

Shares used in computing net loss per common share, basic and diluted	19,451	18,023	15,421	9,129	8,621

	As of March 31,
(in thousands)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,841	$7,469	$7,117	$2,939	$4,093
Current assets	14,953	16,096	15,338	3,800	4,728
Working capital	12,133	13,517	12,051	2,659	3,608
Total assets	20,451	23,762	22,875	5,898	6,554
Revolving line of credit	—	—	730	—	—
Total stockholders’ equity	17,502	21,010	19,368	4,757	5,434

Item 7.                       Management’s Discussion and Analysis or Plan of Operation

Future Operating Results

This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products;  the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-K. For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q for the periods ended June 30, 2005, September 30, 2005 and December 31, 2005. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

The Company has one operating segment, medical device manufacturing and sales, and operates as three divisions; (i) biomaterials, (ii) private label medical device manufacturing and (iii) cardiopulmonary products. The Company is a medical device company that develops, manufactures and sells advanced products for the treatment of cardiovascular and diseases.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Our critical accounting policies are as follows:

•       Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted product design and development projects are recognized on a time and materials basis as services are performed.

•       Accounts Receivable Valuation. We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectibility of the accounts such that the amounts reflect estimated net realizable value. If actual uncollectible amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

•       Inventory Valuation. We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve to twenty-four month period. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. As further described below, a decision by a key customer (the “End User”) resulted as of March 31, 2006 in an impairment of $556,000 related to custom inventory held by the Company related to the End User’s products, which was recorded in the fourth quarter of fiscal 2006.

•       Intangibles. Our long-lived assets include intangible assets and goodwill. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our intangible assets for impairment on a periodic basis thereafter. During the quarter ended March 31, 2006 the Company tested its intangible assets for impairment and based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of goodwill of its cardiopulmonary and private-label medical device manufacturing divisions was less the respective carrying amounts and, therefore, goodwill impairment existed as of March 31, 2006. As a result, the second step of the goodwill impairment test was completed, and a charge of $1,152,000 was recorded for the  impairment of goodwill at the divisions. The company will be required to continue to perform a goodwill impairment test on an annual basis, or more frequently if indicators of impairment exist, and the next test is scheduled during the quarter ending March 31, 2007.

Results of Operations

Fiscal Years Ended March 31, 2006 vs. March 31, 2005

Revenues

The following table presents revenues and the change in revenues for the years ended March 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$21,404	95.6%	$21,067	96.5%
Royalties	977	4.4%	774	3.5%
	$22,381	100.0%	$21,841	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the fiscal years ended March 31,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$20,411	95.4%	$19,530	92.7%
Contracted product design and development	993	4.6%	1,537	7.3%
	$21,404	100.0%	$21,067	100.0%

Medical device revenues for the fiscal year ended March 31, 2006 were $20,411,000 as compared to $19,530,000 for the comparable prior year period, an increase of $881,000, or 4.5%. Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices. Medical device revenues increased principally due to increases in the sales of private label products (an increase of approximately $2,021,000), offset in part by decreases in shipments of cardiopulmonary bypass products (a decrease of approximately $1,171,000).

In September 2005, the Company announced that it received FDA approval for certain heparin coated products for the cardiopulmonary bypass surgery market. The Company is currently applying for CE Mark in Europe for its heparin coated products. In October 2005, the Company hired a Director of Sales and Marketing-Worldwide, to accelerate product sales overseas, primarily in Japan, where the Company generates higher overall gross margins.

Contracted product design and development revenues for the fiscal year ended March 31, 2006 were $993,000 as compared to $1,537,000 for the comparable prior year period, a decrease of $544,000 or 35.4%. Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services. The decrease in contracted product design and development services is a result of a shift towards an increase in the manufacture and shipment of private-label medical device products.

Royalties for the fiscal years ended March 31, 2006 were $977,000 as compared to $774,000 for the comparable prior year period, an increase of $203,000 or 26.2%. The Company has agreements to license its proprietary biomaterial technology to medical device manufacturers. Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials, accordingly, the increase in royalties during the fiscal year ended March 31, 2006 is a result of increased shipments of product by these manufacturers.

Gross Margin

The following table presents product sales gross margins and gross margin percentages as a percent of the respective product sale category for the years ended March 31,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$3,100	14.5%	$5,422	25.7%

Gross margin on product sales (excluding royalty income) was $3,100,000, or 14.5% as a percentage of product revenue for the fiscal year ended March 31, 2006, as compared to $5,422,000, or 25.7% for the comparable prior year period.

Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products in its private label business on a purchase order basis to a major customer (the “Intermediary”), who would then perform additional manufacturing processes and ship these products to the end user (the “End User”). These products were developed previously by the End User who then transferred manufacturing to the Intermediary. The Intermediary then engaged the Company to manufacture the products. In March 2006, the End User sought to directly source products from the Company.

On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production. During this time, the End User also began an alliance with a competitive supplier of branded catheters.

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications. The Company has agreed to, and is in process of completing, the following actions in order to provide the End User with objective information to decide whether the End User will engage the Company for future production. First, all products in question by the End User will be identified, inspected and/or reworked by the Company  Secondly, the Company will jointly evaluate these products with the End User so that the End User can determine, in its sole discretion, whether: (i) the Company’s products are now consistent with the End User’s specifications and (ii) to begin ordering products from the Company.

As further described below, this decision by the End User resulted in an impairment of $556,000 for custom inventory held by the Company at March 31, 2006.

The 11.2% decrease in gross margins as a percentage of product revenue for the fiscal year ended March 31, 2006 as compared to March 31, 2005 is due to: (i) first-time pilot production costs incurred during the year for new products in the Company’s private-label medical device manufacturing division by the Intermediary/End User, (ii) a $556,000 impairment of certain custom inventory as of  March 31, 2006 associated with the above-described decision by the End User to discontinue future purchases, (iii) a change in product mix to a higher percentage of lower margin, private-label products, (iv) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies, and (v) a  $240,000 provision for a voluntary recall of certain cardiopulmonary products.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues  for the fiscal years ended March 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$1,385	6.2%	$1,258	5.8%

Research and development expenses for the fiscal year ended March 31, 2006 were $1,385,000 as compared to $1,258,000 for the comparable prior year period, an increase of $127,000 or 10.1%. This increase is primarily a result of the timing of activities associated with the development of and clinical efforts associated with the CardioPass graft and activities for cardiopulmonary products. CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications. Research and development expenditures consisted primarily of the salaries of  full time employees and related expenses, and are expensed as incurred. In addition, the Company allocates a portion of the salary and related costs of Michael Szycher, Ph.D., Chairman and CEO, for time spent on research and development activities. These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs.

Previously, the Company entered into a two-year consulting agreement with Dr. Ryan, CEO of CorNova, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass graft (the “Ryan Consulting Agreement”). Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to other products of the Company. For the fiscal year ended March 31, 2006, several of the contract milestones were achieved and, accordingly, costs totaling $38,000 related to performance under this contract have been recognized as a research and development expense. The Company has no other long-term research and development commitments.

Research and development costs will increase significantly if the Company enters into European Union,  U.S. clinical trials with its CardioPass graft, or other products.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the fiscal years ended March 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Selling, general and administrative	$6,162	27.5%	$6,015	27.5%

Selling, general and administrative expenses for the fiscal year ended March 31, 2006 were $6,162,000 as compared to $6,015,000 for the comparable prior year period, an increase of $147,000 or 2.4%.

Impairment of Goodwill

In the fourth quarter of the fiscal year ended March 31, 2006, the Company completed its annual review of goodwill and other intangible assets and determined that all goodwill at both its private label medical device manufacturing division and cardiopulmonary products divisions was impaired. As a result of this review, the Company recorded a charge of  $598,000 for the  impairment of goodwill related to its private-label medical device manufacturing division primarily due to the current cessation of the End User as a customer. In addition, the

Company recorded an additional $554,000 goodwill impairment charge for its cardiopulmonary business due to continued reduced demand for these products.

Non-cash Compensation and Research Contract Expense

Non-cash compensation and research contract expenses for the fiscal year ended March 31, 2006 were $193,000 as compared to $78,000 for the comparable prior year period, an increase of $115,000, or 147.4%, primarily due to increase in the number of options granted to outside consultants.

CarTika Acquisition Expenses

CarTika acquisition expenses for the fiscal year ended March 31, 2005 were $333,000. These expenses related to a potential acquisition in the fiscal year ended March 31, 2005 that was not consummated. During the fiscal year ended March 31, 2006, there were no other charges to be recognized in connection with this terminated acquisition.

Interest and Other Income and Expense

Interest and other income and expense, net for the fiscal year ended March 31, 2006 was $146,000 as compared to $6,000 for the comparable prior year period, an increase of $140,000. This increase is primarily due to the net $75,000 recovery related to transaction costs incurred and paid in connection with the proposed acquisition of CarTika Medical, Inc.

Income Taxes

As of March 31, 2006, the Company had federal and state net operating loss carry forwards of approximately $26,915,000 and $20,124,000, respectively, available to offset future taxable income, that expire between 2008 through 2026. Approximately $11,349,000 of the Federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish.

As a result of the above activity, the Company had net losses of $5,069,000 and $1,595,000 in fiscal 2006 and 2005, respectively.

Fiscal Years Ended March 31, 2005 vs. March 31, 2004

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

Product revenue by product group for the presented periods is as follows:

	Fiscal Year Ended March 31,
(in thousands)	2005	2004
Sales of medical devices	$17,435	$17,781
Outsourcing services and manufacturing	2,804	2,966
Other revenues	828	576
	$21,067	$21,323

Royalty revenue increased 63% when compared with the prior fiscal year and has the potential for continued gradual increase as the Company continues to explore other uses for its patented materials.

The decrease in gross margin percentage to 25.7% for fiscal year 2005 from 26.5% in fiscal year 2004 relates primarily to an increase of $100,000 to its reserve for slow-moving inventory recorded in December 2004 in its wound dressing operations and the expensing of initial contract start-up costs for an outsourcing manufacturing contract in the Company’s fiscal fourth quarter.

	Fiscal Year Ended March 31,
(in thousands)	2005	2004
Research and development, regulatory and engineering	$1,258	$1,065
Selling and marketing	2,838	2,572
General and administrative	3,177	3,083
Severance payment	—	372
CarTika acquisition expense	333	—
Noncash compensation and research contract expense	78	1,171
	$7,684	$8,263

CardioTech’s research and development efforts were primarily focused on developing its synthetic vascular graft technologies and GBS coating applications. Research and development, regulatory and engineering expenditures for the years ended March 31, 2005 and 2004 consisted primarily of salaries and related costs (60% in fiscal 2005 and 72% in fiscal 2004), and are expensed as incurred. In this income statement category, the Company has six full time employees and allocates a portion of Dr. Szycher’s salary and related costs to this income statement category. These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs. The costs related to this minimum level of operations totaled $888,000 and $975,000 in fiscal 2005 and 2004, respectively. Expenses for the year ended March 31, 2005 compared with the prior year increased due to an increase in CardioPass related expenditures.

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

Liquidity and Capital Resources

During the fiscal year ended March 31, 2006, the Company had net cash outflows of $1,683,000 from operating activities as compared to net cash outflows of $487,000 for the comparable prior year period. The $1.2 million increase in net cash outflows used in operating activities during the fiscal year ended March 31, 2006 as compared to the comparable prior year period was primarily a result of:  (i) a larger net loss and (ii) increase in inventories of approximately $626,000 (before the effect of a provision of $640,000 for excess and obsolete inventory) as of March 31, 2006 when compared to March 31, 2005. Inventories increased primarily due to: (i) increased shipments of private label products during the year ended March 31, 2006 and the need for higher levels of materials and (ii) bulk purchases of materials at favorable pricing for cardiopulmonary bypass products during the year ended March 31, 2006.

During the fiscal year ended March 31, 2006, the Company issued 543,254 shares of the Company’s common stock as a result of the exercise of options, generating approximate cash proceeds of $1,246,000. During the year ended March 31, 2006, the Company purchased 5,410 shares of its common stock at an approximate cost of $12,105.

Contractual obligations consist of the following as of March 31, 2006:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$3,497	$766	$2,286	$445	$—
Purchase obligations	1,872	1,872	—	—	—
	$5,369	$2,638	$2,286	$445	$—

Operating lease obligations are for aggregate future minimum rental payments required under leases for office and manufacturing facilities in the Rancho Santa Margarita, CA; Irvine, CA; and Plymouth, MN. Purchase obligations primarily represent purchase orders issued for inventory used in production.

With respect to the Exchange and Venture Agreement with CorNova, the Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

As of March 31, 2006, CardioTech was conducting its operations with approximately $6,841,000 in cash and cash equivalents. At March 31, 2006, the Company had no debt. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

We own certain money market funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, investing or financing activities. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

Item 8.                       Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.                       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.              Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

CardioTech’s Board of Directors is currently comprised of six directors. The directors and executive officers, their ages and positions at CardioTech as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2006.

Name	Age	Position
Michael Szycher, Ph.D.	67	Chairman of the Board, President, Chief Executive Officer and Treasurer
Eric G. Walters	54	Vice President and Chief Financial Officer
Michael Adams	49	Director, Vice President of Regulatory Affairs and Business Development
Anthony J. Armini, Ph.D.	68	Director
Michael Barretti	60	Director
Jeremiah E. Dorsey	61	Director
William J. O’Neill, Jr.	63	Director

Dr. Michael Szycher has been Chairman of the Board, President, Chief Executive Officer and Treasurer of CardioTech since June 1996. From October 1989 until joining CardioTech in June 1996, Dr. Szycher served as Chairman of PolyMedica Industries, Inc. (“PMI”) and Chief Executive Officer of PMI from November 1990 to June 1996, and as a director of PMI from its inception until June 1996. Dr. Szycher is also a director of Implant Sciences Corporation (AMEX: IMX). Dr. Szycher is a recognized international authority on polyurethanes and blood compatible polymers. He is the author of over eighty original research articles, and was a pivotal force in the creation of the Medical Plastics Division of the SPE. Dr. Szycher is the Editor of five books, “Biocompatible Polymers, Metals and Composites;” “Synthetic Biomedical Polymers;” “Blood Compatible Materials and Devices: Perspectives Towards the 21st Century;” “High Performance Biomaterials: A Comprehensive Guide to Medical/Pharmaceutical Applications;” “Szycher’s Dictionary of Biomaterials and Medical Devices,” and the acclaimed “Szycher’s Dictionary of Medical Devices.”  He is also Editor-In-Chief of the quarterly Journal of Biomaterials Applications. Dr. Szycher received a Ph.D. in Cardiac Physiology from Boston University School of Medicine, and an MBA from Suffolk University.

Mr. Eric G. Walters has been Vice President and Chief Financial Officer of CardioTech since October 2005. Prior to joining CardioTech, Mr. Walters from October 2004 through September 2005 served as Vice President and Chief Financial Officer at Konarka Technologies, Inc., a developer of light-activated plastic (photovoltaic) material. Prior to joining Konarka, Mr. Walters served in various capacities at PolyMedica Corporation during a 13-year period, including Executive Vice President and Chief Financial Officer. Mr. Walters, a CPA, is a Member of the American Institute of Certified Public Accountants, a Fellow of the Massachusetts Society of Certified Public Accountants, and a Member in Financial Executives International. Mr. Walters also serves as a Director and the Chairman of the Audit Committee of the Board of Directors of MFIC Corporation since November 2005. Mr. Walters received his BS degree from Colgate University and a Certificate in Accounting from Bentley College.

Mr. Michael Adams has been a director of CardioTech since May 1999. On April 1, 2006, Mr. Adams joined the Company as its Vice President of Regulatory Affairs and Business Development. Prior to April 2006, Mr; Adams was the Vice President of PLC Systems, Inc. Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc. Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality Assurance of CardioTech from June 1998 to May 1999. From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation. Mr. Adams received a BS from the University of Massachusetts.

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

Mr. Michael Barretti has been a director of CardioTech since January 1998. Mr. Barretti is the executive in residence and professor of marketing at Suffolk University in Boston. Mr. Barretti has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996. From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers. From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry. From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field. Mr. Barretti received his BA from St. Johns University and an MBA from Suffolk University.

Mr. Jeremiah E. Dorsey has been a director of CardioTech since May, 2004. Mr. Dorsey retired in 2002. From 1992 to 2002, Mr. Dorsey was President and Chief Operating Officer of The West Company (Lionville, PA), a leading supplier of components to the pharmaceutical, medical device and dental businesses. From 1990 to 1992, Mr. Dorsey was President and Chief Executive Officer of Foster Medical (Waltham, MA), a supplier of hospital equipment. From 1988 to 1990, he was President of Towles Housewares Company (Newburyport, MA), and Vice President and Board Member of J&J Dental Products Company (East Windor, NJ), a world leader in composite materials, dental amalgams, cleaning and polishing products. Mr. Dorsey received a BA from Assumption College and an MBA from Fairleigh Dickinson University.

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

Committees; Attendance

Meeting Attendance. During the fiscal year ended March 31, 2006, there were 5 meetings of the Board. The various committees of the Board also met a total of 7 times during fiscal 2006. Each director attended in excess of 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2006. In addition, from time to time, the members of the Board and its committees acted by unanimous written consent pursuant to Massachusetts law.

Audit Committee

The Board has designated from among its members an Audit Committee, which consisted of Messrs. O’Neill (Chairman) and Barretti and Dr. Armini. Messrs. O’Neill and Barretti and Dr. Armini are independent members. Mr. O’Neill meets the requirements to qualify as a financial expert. The Audit Committee has the responsibility to ascertain that the Company’s financial statements reflect fairly the financial condition and operating results of the Company and to appraise the soundness, adequacy and application of accounting and operating controls. The Audit Committee recommends the independent auditors to the Board, reviews the scope of the audit functions of the independent auditors and reviews the audit reports. The Audit Committee held a meeting each quarter during fiscal 2006. The responsibilities of the Audit Committee are outlined in a written charter, which was included as Annex A of the Proxy Statement for the 2004 shareholder meeting.

Compensation Committee

The Compensation Committee, which met 2 times during fiscal 2006, had three members, Messrs. Barretti, Dorsey and Adams (Chairman). In April 2006, Mr. Adams joined the Company as Vice President of Regulatory Affairs and Business Development, continued as a Director and resigned from the Compensation Committee. At that time, the Compensation Committee became Mr. Barretti (Chairman), Mr. Dorsey and Dr. Armini. The Compensation Committee reviews, approves and makes recommendations on the Company’s compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation Committee administers the 1996 Plan and the 2003 Plan. In June 2006, the Compensation Committee approved a written charter, which is included as Exhibit 99.1 of this Annual Report on Form 10-K.

Nominating Committee

The Nominating Committee, which was established in March 1998 and had one meeting in fiscal 2006, has three members, Messrs. Dorsey (Chairman) Barretti and Adams. At the time of April 2006 hire, Mr. Adams continued as a Director and resigned from the Nominating Committee. The Nominating Committee nominates individuals to serve on the Board. The Nominating Committee considers nominees recommended by Stockholders.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Adams, no person serving on the Compensation Committee at any time during fiscal 2006 was a present or former officer or employee of the Company or any of its subsidiaries. During fiscal 2006, other than Dr. Szycher, no executive officer of the Company served as a member of the board of directors or compensation  committee (or other board committee performing equivalent functions) of another entity. During fiscal 2006, Dr. Szycher served on the board of directors of Implant Sciences Corporation, one of whose executive officers served on the Company’s Board or Compensation Committee.

Directors’ Compensation

CardioTech’s policy is to pay $750 per meeting compensation to non-employee members of the Board for attendance at Board meetings, and $1,500 per meeting to Committee Chairmen. The chairman of the Audit Committee will also receive $1,500 for each special meeting with CardioTech’s Principal Accountants. All non-employee directors are reimbursed for travel and other related expenses incurred in attending meetings of the Board. Effective January 1, 2006, the compensation policy changed. Each of the Company’s independent directors  receives an annual fee of $12,000 pro-rated and payable quarterly at the beginning of each quarter. The Chairman of the Audit Committee earns an additional annual fee of $5,000, pro-rated and payable quarterly at the beginning of each quarter. Each independent director receives $1,000 for each special meeting and $750 for each meeting of a Board committee.

Directors are eligible to participate in the 1996 and 2003 Plans. In fiscal 2004, CardioTech granted each Director an option to purchase 10,000 shares of the Company’s Common Stock and additional 2,500 shares to chairmen of committees. In fiscal 2005, CardioTech granted the chairman of the Audit Committee an option to purchase 50,000 shares and granted each director an option to purchase 30,000 shares. In fiscal 2005, one board member elected to receive stock options to purchase 5,000 shares for each Board meeting attended in fiscal 2005 in lieu of cash compensation. In fiscal 2006, one board member elected to receive stock options to purchase 16,459 shares in lieu of cash compensation.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and vice president of finance. The code of ethics is posted on the Company’s website, the address of which is www.cardiotech-inc.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer, chief financial officer, or vice president of finance that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to CardioTech, we believe that all persons subject to the reporting requirements of Section 16(a) filed such reports on a timely basis in fiscal 2006, except as follows. During fiscal 2006, Mr. Dorsey received 8 option grants to purchase shares of the Company and was late in filing all Forms 4 for these option grants.

Item 11.                   Executive Compensation

Summary Compensation Table. The following table sets forth the aggregate compensation for services rendered in all capacities during the fiscal years ended March 31, 2006, 2005, and 2004 of all persons serving as Chief Executive Officer and all other executive officers whose salary and bonus exceed $100,000 (the “Named Executive Officers”).

	Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Number of Securities Underlying Options	All Other Compensation
Michael Szycher, Ph.D. (1)	2006	$325,000	$—	—	—	$5,498
Chairman, CEO and Treasurer	2005	$325,000	$—	55,200	600,000	$4,794
	2004	$325,000	$—	—	1,017,330	$8,092

Eric G. Walters (1) (2)	2006	$69,231	$—	—	200,000	$2,498
Vice President and CFO

Leslie M. Taeger (3)	2006	$94,894	$—	—	—	$250
CFO	2005	$143,507	$15,000	—	150,000	$250
	2004	$150,470	$50,000	—	100,000	$250

(1)             Includes premiums paid by the Company for disability and term life insurance. Premiums paid in fiscal 2006, 2005 and 2004 for disability and life insurance, respectively, were $1,973, $1,284 and $885 for Dr. Szycher. Premiums paid in fiscal 2006 for disability and life insurance were $671 for Mr. Walters. Personal use of a leased car for Dr. Szycher was $3,525, $3,510 and $6,247, respectively in fiscal 2006, 2005 and 2004. Personal use of a leased car for Mr. Walters was $1,827 in fiscal 2006.

(2)             Mr. Walters was hired by the Company on October 3, 2005 with an annual salary of $150,000. Effective April 3, 2006, his annual salary was adjusted to $175,000.

(3)             Mr. Taeger ceased employment with the Company on October 7, 2005.

The Company has entered into an employment agreement (the “Employment Agreement”) with Dr. Michael Szycher, pursuant to which said individual serves as Chief Executive Officer of the Company. Pursuant to the terms of the Employment Agreement, Dr. Szycher is to receive an annual base salary of Three Hundred and Twenty Five Thousand ($325,000) dollars. Dr. Szycher’s salary will be reviewed annually by the Board. Additionally, Dr. Szycher may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

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

The Company has entered into an employment agreement (the “Walters Agreement”) with Eric G. Walters, pursuant to which said individual serves as Vice President and Chief Financial Officer of the

Company. Pursuant to the terms of the Walters Agreement, Mr. Walters is to receive an annual base salary of One Hundred Seventy Five Thousand ($175,000) dollars. Mr. Walters salary will be reviewed annually by the Board. Additionally, Mr. Walters may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Employment Agreement by and between the Company and Mr. Walters is set to expire on April 1, 2008. After such time, the term of the Walters Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Walters remains employed by the Company. Mr. Walters and CardioTech each have the right to terminate the Walters Agreement at any time, with or without cause (as defined in the Employment Agreement), upon thirty (30) days prior written notice. In the event that CardioTech terminates the applicable Walters Agreement without cause, or Mr. Walters terminates his employment for good reason following a change in control (as such terms are defined in the Walters Agreement) or CardioTech fails to renew the Walters Agreement within two (2) years following the occurrence of a change in control, Mr.. Walters will be entitled to receive severance equal to 2.0 times his annual base salary at termination. In such event, Mr. Walters will be bound by a noncompete covenant for one (1) year following termination of his employment.

The following table sets forth information regarding each stock option granted during the fiscal year ended March 31, 2006 to each of the named executive officers.

Option Grants in Last Fiscal Year

Name	Number of securities underlying options granted (1)	Percent of total options granted to employees in fiscal year	Exercise price per share	Expiration Date
Eric G. Walters	200,000	27.4%	$2.32	10/3/2015

(1)  The Company granted options to purchase 730,834 shares of Common Stock to employees and consultants in the fiscal year ended March 31, 2006. All options were granted at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, determined by the closing price on the American Stock Exchange on the trading day immediately preceding the grant date. Options vested on the date of grant and normally expire ten years from the date of the grant.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values

The following table provides information regarding the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by each of the named executive officers as of March 31, 2006 and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Common Stock.

	Underlying unexercised options/SARS at fiscal year end 2006		Value of the unexercised in the money options/SARS at fiscal year end (1)		Shares acquired
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	on exercise	Value Realized
Michael Szycher, Ph.D.	3,230,743	—	$3,845,945	$—	—	$—
Eric G. Walters	200,000	—	92,000	—	—	—
Leslie M. Taeger (2)	—	—	—	—	—	—

(1)             The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Common Stock of $2.78, the closing sale price per share of the Common Stock as reported on the American Stock Exchange for March 31, 2006.

(2)             During fiscal 2006, Mr. Taeger exercised 50,000 options after he ceased employment with the Company.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock, as of March 31, 2006, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors, executive officers, and significant employees named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of March 31, 2006. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

The percentage of beneficial ownership for the following table is based on 19,796,833 shares of CardioTech common stock outstanding as of March 31, 2006. Unless otherwise indicated, the address for each listed stockholder is: c/o CardioTech International, Inc., 229 Andover Street, Wilmington, MA 01887. To CardioTech’s knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name and address of beneficial owner	Common stock beneficially owned	Percentage of outstanding shares
Michael Szycher, Ph.D. (1)	3,608,466	15.7%
Michael Barretti (2)	210,833	1.1%
Michael Adams (3)	242,589	1.2%
Anthony J. Armini, Ph.D. (4)	143,520	0.7%
William J. O’Neill, Jr. (5)	80,000	0.4%
Jeremiah E. Dorsey (6)	61,702	0.3%
Eric G. Walters (7)	200,000	1.0%

All executive officers and directors as a group (7 persons) (8)	4,547,110	19.0%

(1)             Includes 3,230,743 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(2)             Includes 194,783 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(3)             Includes 242,589 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(4)             Includes 137,520 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(5)             Includes 80,000 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(6)             Includes 61,702 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(7)             Includes 200,000 shares of common stock, which may be purchased within sixty (60) days of March 31, 2006 upon the exercise of stock options and/or warrants.

(8)             See footnotes (1) through (7).

Item 13.                Certain Relationships and Related Transactions (See Financial Statements for Additional Disclosure)

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $125,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $56,000 based on the achievement of certain milestones related to other products of the Company. At As of March 31, 2006 and 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 and $73,000 related to performance under this contract have been recognized as a research and development expense as for the years ended of March 31, 2006 and 2005.

CardioTech has entered into an employment arrangement with Mr. Scott Szycher, the son of Dr. Michael Szycher, the Company’s Chairman, President, Chief Executive Officer and Treasurer. Mr. Scott Szycher is the worldwide sales manager for the DermaPhylyx division and is responsible for coordinating the sales and marketing activities of the DermaPhlyx division. Mr. Scott Szycher is paid an annual salary of $65,000 per year.

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

Item 14.                Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the principal accountant, Ernst & Young LLP, for professional services rendered for the fiscal years ended March 31, 2006, 2005 and 2004. The Audit Committee considered and discussed with Ernst & Young LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.

Fee Category	Years Ended March 31,
(in thousands)	2006	2005	2004
Audit fees	$254	$227	$239
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$254	$227	$239

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules, and Reports on Form 10-K

(a)          The following are filed as part of this Form 10-K:

(1)          Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Page 33

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

10.5

Employment Agreement of Michael Szycher, dated March 26, 1998, was filed as Exhibit 10.5 to CardioTech’s Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and incorporated herein by reference.

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

Exhibit Number:	Exhibit Title:
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

10.27	Employment Agreement of Eric G. Walters, dated April 3, 2006, was filed as Exhibit 10.27 to CardioTech’s Form 8-K/A, filed on April 4, 2006, and incorporated herein by reference.

21**	Subsidiaries of CardioTech

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Title:
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Compensation Committee of the Board of Directors, effective June 6, 2006.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheets of CardioTech International, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. at March 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 16, 2006

CardioTech International, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$6,841	$7,469
Accounts receivable-trade, net of allowance of $572 and $326 as of March 31, 2006 and 2005, respectively	2,851	3,399
Accounts receivable-other	265	231
Inventories	4,786	4,802
Prepaid expenses and other current assets	210	195
Total current assets	14,953	16,096
Property, plant and equipment, net	4,059	4,549
Amortizable intangible assets, net	584	776
Goodwill	487	1,638
Other assets	130	198
Investment in CorNova, Inc.	238	505
Total assets	$20,451	$23,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,750	$1,664
Accrued expenses	936	652
Deferred revenue	132	263
Total current liabilities	2,818	2,579
Deferred rent	129	173
Commitments and contingencies (Note G)	—	—
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2006 and 2005, respectively	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 19,796,833 and 19,258,989 shares issued and outstanding as of March 31, 2006 and 2005, respectively	198	192
Additional paid-in capital	36,685	35,263
Accumulated deficit	(19,339)	(14,270)
Accumulated other comprehensive loss	(40)	(175)
Total stockholders’ equity	17,504	21,010
Total liabilities and stockholders’ equity	$20,451	$23,762

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For The Years Ended March 31,
	2006	2005	2004
Revenues:
Product sales	$21,404	$21,067	$21,323
Royalties	977	774	476
	22,381	21,841	21,799
Cost of sales	18,304	15,645	15,670
Gross margin	4,077	6,196	6,129

Operating expenses:
Research and development, regulatory and engineering	1,385	1,258	1,065
Selling, general and administrative	6,162	6,015	5,655
Impairment of goodwill	1,152	—	—
Non-cash compensation & research contract expense (1)	193	78	1,171
Severance payment	—	—	372
CarTika acquisition expenses	—	333	—
	8,892	7,684	8,263
Loss from operations	(4,815)	(1,488)	(2,134)
Interest and other income and expense:
Interest expense	—	(20)	(70)
Interest income	42	38	45
Other income (expense)	104	(12)	645
Other income, net	146	6	620
Equity in net loss of CorNova, Inc.	(400)	(113)	(1)
Net loss	$(5,069)	$(1,595)	$(1,515)
Net loss per common share, basic and diluted	$(0.26)	$(0.09)	$(0.10)
Shares used in computing net loss per common share, basic and diluted	19,451	18,023	15,421

(1)             For the years ended March 31, 2006 and 2005, non-cash compensation expense was related to general and administrative expenses. For the year ended March 31, 2004, non-cash compensation and research contract expense included $210,000 of research contract costs and $961,000 of general and administrative expenses.

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2004, 2005 and 2006

	Common Stock		Additional		Other	Subscription		Total
(in thousands)	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Receivable from Related Parties	Treasury Stock	Stockholders’ Equity (Deficit)
Balance as of April 1, 2003	9,228	$92	$16,168	$(11,160)	$—	$(178)	$(165)	$4,757
Issuance of common stock in connection with exercise of stock options	2,354	24	4,960	—	—	—	—	4,984
Issuance of common stock in connection with exercise of warrants	1,159	12	1,758	—	—	—	—	1,770
Fair value of options granted to consultants	—	—	92	—	—	—	—	92
Fair value due to modification of warrant terms	—	—	344	—	—	—	—	344
Issuance of shares related to the Gish merger	4,902	49	8,162	—	—	—	—	8,211
Issuance of shares related to the Dermaphylyx merger	4	—	21	—	—	—	—	21
Investment in CorNova, Inc.	13	—	75	—	—	—	—	75
Issuance of common stock to Implant Sciences Corporation per contract terms	40	—	249	—	—	—	—	249
Interest due on officers’ notes	—	—	—	—	—	(9)	—	(9)
Payment of interest due on officers’ notes	—	—	—	—	—	37	—	37
Note receivable from related party	—	—	—	—	—	(166)	—	(166)
Payment of note receivable from related party	—	—	—	—	—	26	—	26
Payment of subscription receivable	—	—	—	—	—	290	—	290
Issuance of treasury shares, at cost	—	—	212	—	—	—	163	375
Purchase of stock, at cost	—	—	—	—	—	—	(180)	(180)
Comprehensive income from CorNova, Inc.	—	—	—	—	7	—	—	7
Net loss	—	—	—	(1,515)	—	—	—	(1,515)
Balance at March 31, 2004	17,700	177	32,041	(12,675)	7	—	(182)	19,368
Issuance of common stock in connection with exercise of stock options	179	2	252	—	—	—	—	254
Fair value of options granted to consultants	—	—	58	—	—	—	—	58
Issuance of common stock in connection with private placement, net of $314 of expenses	1,140	11	2,410	—	—	—	—	2,421
Investment in CorNova, Inc.	309	3	747	—	—	—	—	750
Compensation expense related to acceleration of employee stock options	—	—	20	—	—	—	—	20
Purchase of stock, at cost	—	—	—	—	—	—	(84)	(84)
Reclass of repurchased stock as unissued according to Mass. Business Corporation Act	(69)	(1)	(265)	—	—	—	266	—
Comprehensive loss from CorNova, Inc.	—	—	—	—	(182)	—	—	(182)
Net loss	—	—	—	(1,595)	—	—	—	(1,595)
Balance at March 31, 2005	19,259	$192	$35,263	$(14,270)	$(175)	$—	$—	$21,010

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2004, 2005 and 2006

	Common Stock		Additional		Other	Subscription		Total
(in thousands)	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Receivable from Related Parties	Treasury Stock	Stockholders’ Equity (Deficit)
Balance at March 31, 2005	19,259	$192	$35,263	$(14,270)	$(175)	$—	$—	$21,010
Issuance of common stock in connection with exercise of stock options	543	6	1,240	—	—	—	—	1,246
Fair value of options granted to consultant	—	—	193	—	—	—	—	193
Compensation expense related to acceleration of employee stock options	—	—	1	—	—	—	—	1
Repurchase of common stock, at cost	(5)	—	(12)	—	—	—	—	(12)
Comprehensive income from CorNova, Inc.	—	—	—	—	135	—	—	135
Net loss	—	—	—	(5,069)	—	—	—	(5,069)
Balance at March 31, 2006	19,797	$198	$36,685	$(19,339)	$(40)	$—	$—	$17,504

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For The Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(5,069)	$(1,595)	$(1,515)
Adjustments to reconcile net loss to net cash flows:
Impairment of goodwill	1,152	—	—
Depreciation and amortization	930	1,016	1,092
Equity in net loss of CorNova, Inc.	400	113	1
Provision for doubtful accounts	245	202	24
Provision for excess and obsolete inventory	642	115	48
Fair value ascribed to options granted to consultant	193	—	232
Compensation expense related to treasury shares issued	—	—	293
Fair value ascribed to options granted to nonemployees	1	58	92
Deferred rent	(44)	(47)	(42)
Compensation expense related to modification of warrants and options	—	20	344
Non-cash research contract expense	—	—	210
Decrease in carrying value of CorNova, Inc.	—	—	32
Changes in assets and liabilities:
Accounts receivable-trade	302	(321)	(141)
Accounts receivable-other	(34)	(29)	(71)
Inventories	(626)	(350)	(446)
Prepaid expenses and other current assets	(15)	(22)	155
Accounts payable	86	340	371
Accrued expenses	285	(94)	(139)
Deferred revenue	(131)	107	(109)
Net cash flows (used in) provided by operating activities	(1,683)	(487)	431
Cash flows from investing activities:
Purchase of property, plant and equipment	(248)	(712)	(2,447)
Decrease in other assets	69	22	484
Payment of acquisition costs, net of cash acquired	—	(333)	(498)
Net cash flows used in investing activities	(179)	(1,023)	(2,461)
Cash flows from financing activities:
Net repayments on revolving credit line	—	(730)	(474)
Net proceeds from issuance of common stock	1,246	2,676	6,503
Repayment of note receivables from officers and directors	—	—	290
Purchase of treasury stock	(12)	(84)	(111)
Net cash flows provided by financing activities	1,234	1,862	6,208
Net change in cash and cash equivalents	(628)	352	4,178
Cash and cash equivalents at beginning of period	7,469	7,117	2,939
Cash and cash equivalents at end of period	$6,841	$7,469	$7,117
Supplemental Disclosure of Cash Flow Information:
Interest received	$23	$38	$45
Interest paid	$4	$20	$70
Taxes paid	$6	$12	$7

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that develops, manufactures and sells advanced products for the treatment of cardiovascular and other diseases. Many of the products sold and under development address overall  annual worldwide markets exceeding $1 billion. The Company’s subsidiaries and divisions are Gish Biomedical, Inc. (“Gish” or cardiopulmonary products division), Catheter and Disposables Technology, Inc. (“CDT” or private label medical device manufacturing), and CT Biomaterials (“Biomaterials”) The Company operates in one segment, medical device manufacturing and sales.

The Company is using its proprietary technology to develop and manufacture the CardioPassTM synthetic coronary artery bypass grafts (“SynCAB”), made of ChronoFlexTM. If successfully developed, the Company believes that the CardioPass graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in coronary artery bypass graft (“CABG”) surgery as a result of repeat procedures, trauma, disease or other factors. Gish manufactures single use cardiopulmonary bypass products that have a disposable component. CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products. Dermaphylyx markets and sells proprietary moist wound dressings available for low exudating and bleeding wounds. The biomaterials division develops, manufactures and sells ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic.

CardioTech has partnered to develop a drug-eluting stent. The Company has a 30% ownership interest in the common stock of CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent. The Company has a 19% interest in the outstanding common and preferred stock of CorNova (See Note P).

The Company’s corporate headquarters are located in Wilmington, Massachusetts, with manufacturing operations in Massachusetts, California and Minnesota.

A.            Summary of Significant Accounting Policies:

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition—Product, Research and Royalty Revenue

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary biomaterials. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted product design and development projects  are recognized on a time and materials basis as services are performed.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers by the Company for the years ended March 31, 2006, 2005 and 2004 of $409,000, $409,000 and $481,000, respectively, have been recorded as revenue.

Research and Development, Regulatory and Engineering Expense

Research and development, regulatory and engineering expenditures for the years ended March 31, 2006, 2005 and 2004 were $1,385,000, $1,258,000 and $1,065,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred. The Company has six full time employees that work on a variety of projects, including production support. In addition, the Company allocates a portion of Dr. Szycher’s salary and related costs to this income statement category.

Reporting Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the years ended March 31, 2006, 2005 and 2004, the Company’s only item of other comprehensive income (loss) was its equity in unrealized holding gains (losses) on securities classified as available for sale, recorded by CorNova, Inc. of ($135,000), ($182,000) and $7,000, respectively.

Basic and Diluted Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. At March 31, 2006, 2005 and 2004, potentially dilutive shares of 7,091,611, 8,584,311 and 4,048,773, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive. Shares deemed to be antidilutive include stock options, warrants and additional investment rights.

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

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintenance are charged to expense as incurred. The Company records construction in process in the appropriate asset category and commences depreciation upon completion and commencement of use of the asset.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

	March 31,
(in thousands)	2006	2005
Raw materials	$2,143	$2,343
Work in progress	1,033	1,182
Finished goods	1,610	1,277
Total inventories	$4,786	$4,802

The Company recorded a charge of $556,000 for impairment of custom inventory held by the Company at March 31, 2006 related to production of a key customer’s products.

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

Our long-lived assets include intangible assets and goodwill. In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record additional impairment charges for those assets. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill and other intangible assets for impairment on an annual basis, or more frequently if indicators of impairment exist. Our reporting units consist of our three operating divisions and goodwill is allocated to the divisions for impairment assessment. During the quarter ended March 31, 2006 the Company tested its intangible assets for impairment and based on the results of the first step of the goodwill impairment test, the Company has determined that the fair value of goodwill of its cardiopulmonary and private-label medical device manufacturing division were less than the respective carrying amounts and, therefore, goodwill impairment existed as of March 31, 2006. As a result, the second step of the goodwill impairment test was completed and the Company recorded a charge of $598,000 for the impairment of goodwill related to our private-label medical device manufacturing division primarily due to the current cessation of a major customer. In addition, there was a charge of $554,000 for the impairment of goodwill for its cardiopulmonary products division due to continued reduced demand for these products. The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2007.

As of March 31, 2006, CardioTech had unamortized goodwill of $487,000 and amortizable identifiable intangible assets of $584,000. Amortization expense related to identifiable intangible assets that will continue to be amortized in the future is approximately $192,000 for the fiscal year ended March 31, 2006.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense related to other identifiable intangible assets for the next five years is as follows:

Fiscal Years Ended March 31, (in thousands)
2007	$118
2008	110
2009	110
2010	110
2011	18
$466

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

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Years Ended March 31,
(in thousands, except per share data)	2006	2005	2004
Net loss, as reported	$(5,069)	$(1,595)	$(1,515)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1	20	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	(978)	(7,418)	(2,790)
Pro forma, net loss	$(6,046)	$(8,993)	$(4,305)

Basic and diluted loss per share:
As reported	$(0.26)	$(0.09)	$(0.10)
Pro forma	$(0.31)	$(0.50)	$(0.28)

The significant difference between “As reported” and “Pro forma” results for the year ended March 31, 2005 relates primarily to the effect of the acceleration of the vesting of stock options on July 8, 2004,  and the granting in fiscal 2005 of 2,073,500 fully vested stock options.

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options are fully vested. The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R. This action resulted in the immediate vesting of  options to purchase 922,503 shares of the Company’s common stock. No compensation cost was recognized because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense. The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of shares on which the optionee obtained a benefit from the accelerated vesting. At July 8, 2004 the total potential compensation expense was $149,000. Compensation cost due to the acceleration of $1,000 and $20,000 has been recorded for  fiscal years 2006 and 2005, respectively. At March 31, 2006, the total remaining potential unrecognized compensation cost from the acceleration is $2,000.

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

The fair value of each option granted during the fiscal years 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended March 31,
	2006	2005	2004
Dividend yield	None	None	None
Expected volatility	80.00	80.00	80.00
Risk-free interest rate	4.14% - 4.72%	4.17% - 4.73%	3.38% - 4.40%
Expected life	10 years	10 years	10 years
Fair value of options granted	$1.99	$2.61	$1.64

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and payables at March 31, 2006 and 2005 approximate their carrying amount due to the short maturities of these items. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

All of the Company’s cash and cash equivalents are maintained at major financial institutions.

The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. The Company’s private label medical device manufacturing division requires new customers to pay a deposit prior to any work being performed, which is recorded as deferred revenue. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at March 31, 2006 and 2005. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements were reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

The FASB issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after December 15, 2005. Retroactive application of the requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB has concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is still in the process of determining the impact of this statement on the consolidated financial statements, but believes the impact will be minimal given the acceleration of options and the small number of unvested options that remain outstanding.

B.            Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft. Total potential payments range from $125,000 to $216,000 based on the timing of the milestone achievements. As part of the agreement, Dr. Ryan has the opportunity to earn up to an additional $56,000 based on the achievement of certain milestones related to other products of the Company. At March 31, 2006 and 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 and $73,000 related to performance under this contract have been recognized as a research and development expense for the years ended March 31, 2006 and 2005, respectively. There were no research and development expenses recognized during the year ended March 31, 2004 related to this agreement.

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

In July 1999, Dermaphylyx International, Inc., a related party, was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged into CardioTech International, Inc., pursuant to which it became a wholly owned subsidiary of CardioTech. Due to CardioTech’s controlling financial interest, Dermaphylyx has been consolidated in the financial statements of CardioTech as of December 31, 2003. Prior to December 31, 2003, the operations and total assets of Dermaphylyx were not material to CardioTech. Since July 1999, the year Dermaphylyx was incorporated, all development expenses have been paid by CardioTech International, Inc. Upon the merger, the current shareholders of Dermaphylyx received 3,827 shares of common stock of CardioTech valued at the net book value of Dermaphylyx International, Inc., as of December 31, 2003, which was approximately $21,000. See Note S.

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

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conceived by CardioTech during the term of the license that related to PLMD Licensed Technology and all such inventions shall be exclusively licensed to PLMD for use by PLMD in fields other than the implantable devices and materials field. There are no financial commitments of CardioTech related to this license.

D.            Property and Equipment

Property and equipment consists of the following:

	March 31,
(in thousands)	2006	2005
Land	$500	$500
Building	2,053	2,030
Machinery, equipment and tooling	2,473	2,401
Furniture, fixtures and office equipment	651	541
Leasehold improvements	1,336	1,292
	7,013	6,764
Less: accumulated depreciation and amortization	(2,954)	(2,215)
	$4,059	$4,549

Depreciation expense for property and equipment for the fiscal years ended March 31, 2006, 2005 and 2004 was approximately $798,000, $824,000 and $900,000, respectively.

E.              Income Taxes

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2006	2005	2004
Expected federal tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	4.2%	4.4%	5.0%
Non-deductible expenses	(9.3)%	(1.0)%	(17.0)%
Deductible stock compensation	1.9%	0.0%	0.0%
Change in valuation allowance	(30.8)%	(37.4)%	(22.0)%
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon an analysis by the Company of all available evidence, that the tax benefit of the deferred tax asset will not be realized. Significant components of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2006 and 2005 consisted of the following:

	March 31,
(in thousands)	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$10,413	$9,525
Tax credits	135	71
Inventory and receivable allowances	542	540
Accrued expenses deductible when paid	387	360
Depreciation and amortization	134	141
Deferred tax assets	11,611	10,637

Deferred Tax Liabilities:
Basis difference in equity investment in CorNova	(39)	—
Deferred tax liability on basis difference of amortizable intangibles	(195)	(264)
Deferred tax liabilities	(234)	(264)

Sub-total	11,377	10,373
Valuation allowance	(11,377)	(10,373)
Net deferred tax asset	$—	$—

As of March 31, 2006, the Company had federal and state net operating loss carry forwards of approximately $26,915,000 and $20,124,000, respectively, available to offset future taxable income, that expire between 2008 through 2026. Approximately $11,349,000 of the Federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish. As of March 31, 2006, the Company had federal and state tax credit carryforwards of approximately $66,000 and $101,000, respectively, available to offset future taxable income, that expire between 2007 and 2026.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.   Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with high credit, quality financial institutions. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. As of March 31, 2006 and 2005, the Company believes it has no significant concentration of credit risk. One sales representative organization comprised 5%, 4% and 2% of the Company’s revenues in fiscal 2006, 2005 and 2004, respectively.

G.   Commitments

Aggregate future minimum rental payments required under operating leases for the Rancho Santa Margarita, Irvine, and Plymouth facilities are as follows:

Fiscal Years Ended March 31, (in thousands)	Rancho Santa Margarita, CA	Irvine, CA	Plymouth, MN
2007	$477	$158	$131
2008	491	163	131
2009	506	169	131
2010	521	174	—
2011	445	—	—
Thereafter	—	—	—
	$2,440	$664	$393

Rent expense charged to operations was $761,000, $732,000 and $786,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

The Company also has purchase commitments totaling approximately $1.9 million at March 31, 2006 related to outstanding noncancelable purchase orders for raw materials.

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

At March 31, 2006, the Company had no outstanding balance due under the revolving line of credit, as the revolving line of credit agreement was terminated by the Company in January 2005.

I.   Stockholders’ Equity

Common Stock Options and Warrants

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving approximately $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009. In addition, the investors had rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which were exercisable for a period commencing on December 22, 2004 and ending on July 24, 2005. We also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share,

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which are exercisable until December 22, 2009. If all warrants s are exercised, the Company would receive gross proceeds of approximately $2,490,000, less related transaction costs.

The fair market value of the warrants and additional investment rights granted was estimated to be $1,606,000 and $768,000 on the date of grant, respectively. The fair market value of the warrants and additional investment rights granted were determined by estimating the fair market value using the Black-Scholes option valuation method with the following weighted average assumptions: dividends yield-none; expected volatility-80%; risk free interest rate 3.60%-5 yr. rate in December 2004; expected life-5 years; fair value of options granted-$0.67 (additional investment rights)-$1.59 ($2.40 warrants)-$1.99 ($3.00 warrants).

The Company issued 543,254 shares of common stock during the year ended March 31, 2006, as a result of the exercise of options by employees and consultants, generating cash proceeds of $1,246,000. The Company issued 179,501 shares of common stock during the year ended March 31, 2005, as a result of the exercise of options by employees and consultants, generating cash proceeds of $254,000. The Company issued 2,354,190 shares of common stock during year ended March 31, 2004, as a result of the exercise of options by employees and consultants, generating cash proceeds of $4,984,000 and issued 1,158,900 shares of common stock as a result of the exercise of warrants, generating cash proceeds of $1,770,000.

During the 2005 fiscal year, the Company recorded non-cash compensation expense for investment advisory services of $58,000 related to options granted to purchase 100,000 shares of the Company’s common stock at an exercise price of  $3.50, expiring September 2006. The compensation expense was determined by estimating the fair market value of the options granted by using the Black-Scholes option valuation model with the following weighted average assumptions; dividends yield-none; expected volatility-80%; risk-free interest rate-4.52%; expected life-18 months.

During the 2004 fiscal year, the Company recorded non-cash compensation expense of $92,000 related to options granted to non-employees. The compensation expense was determined by estimating the fair market value of the options granted by using the Black-Scholes option valuation model with the following weighted average assumptions; dividends yield-none; expected volatility-80%; risk-free interest rate-2.84% - 4.27%; expected life-10 years. On November 26, 2003, the Company concluded a joint research project with Implant Sciences Corporation (Implant) which awarded Implant the right to purchase 40,000 shares of the Company’s common stock at $1.00 a share. This award resulted in a non-cash expense of $210,000 in fiscal year 2005 to record the excess of the fair value of the award. The fair value of the award was based on the closing market price of the Company’s common stock at the date of grant.

On January 26, 2004, the Board of Directors of CardioTech retained a consultant for a period of six months to continue to represent CardioTech to the investment community. Services to be performed are 1) create greater awareness in the brokerage community for CardioTech and, 2) to advise CardioTech on market conditions. Fees for these services will include (a) all pre-approved out-of-pocket expenses, and (b) the periodic grant of stock options in tranches, up to a maximum aggregate grant of 1,000,000 shares. The options will have an exercise price equal to 75% of the closing price for the day prior to the date of each grant, and will expire three months from the grant date. This agreement may be renewed by the mutual consent of the parties hereto at such terms as shall be mutually agreed to by the parties. During the three-month period ended March 31, 2004, the Company granted options under this consulting agreement to purchase 150,000 shares. The consultant exercised the options during the three-month period ended March 31, 2004 and proceeds from the exercise of these options totaled $697,000. The Company has recorded an expense of $232,000 for the difference between the proceeds received and the fair market value of the options on the date of grant. During the fiscal year ended March 31, 2003, the Company wrote-off a note receivable from this consultant for $280,000 as it deemed it uncollectible at that time. The Company reasoned that this note receivable was over two years old, therefore it was appropriate to record the expense during the fiscal year ended March 31, 2002. The note was originally issued by the Company for the exercise of 200,000 options to purchase shares of common stock. The Company received payments totaling $237,000 during fiscal 2004, which have been recorded as other income in the accompanying consolidated statement of operations. The Consultant remains obligated to the Company for the remaining $23,000 as of March 31, 2006, which continues to be fully reserved for by the Company. During fiscal 2004, the Consultant exercised options, granted (at the fair market value on the date of grant) and vested in fiscal years prior to fiscal 2004, for 1,000,000 shares at a total purchase price of $2,695,000. The formal agreement with the Consultant expired January 25, 2005.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No options were granted to the Consultant in fiscal 2005.

In fiscal 2006, the Company granted the Consultant fully vested options totaling 240,000 shares with expirations of one month after the grant dates for services as described above. During fiscal 2006, the Consultant exercised the same 240,000 options and the Compay received proceeds totaling $607,000. The Company has recorded an expense of $193,000 for the difference between the proceeds received and the fair market value of the options on the date of grant.

Treasury Stock and other transactions

In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock of which 168,677 shares have been purchased at March 31, 2005, including 24,000 purchased during the year ended March 31, 2005. During fiscal 2006, the Company purchased 5,410 shares for approximately $12,100. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, which provides that shares that are reacquired by a company  become authorized but unissued shares. As a result, the concept of “treasury shares” is eliminated and shares reacquired by a company become “authorized but unissued” shares. Accordingly, the Company has reclassified treasury stock at March 31, 2005 as a reduction of common stock at the par value amount of $.01 share and the excess of the cost of the treasury stock over the par value has been recorded as a reduction of additional paid-in capital. At March 31, 2005, 68,677 shares of treasury stock with a cost of $266,000 have been so reclassified.

During the second quarter of fiscal 2004, the Company issued 95,000 treasury shares to various employees and board members for their effort in the Gish transaction. The fair market value of these treasury shares was approximately $293,000, which was recorded as a non-cash compensation expense in the Consolidated Statement of Operations for the 2004 fiscal year. Subsequently, two board members returned the stock to the Company. The 10,000 shares returned were recorded at the fair market value on December 9, 2003 by increasing additional paid in capital and treasury stock by $68,000. The fair market value was based upon the closing stock price of the Company’s common stock at the date of grant.

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

J.   Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2006, 2005 and 2004 on the basis of one reportable operating segment, Medical Device Manufacturing and Sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $3,228,000, $3,676,000 and $3,247,000 in 2006, 2005 and 2004, respectively. The Company has no long-lived assets outside of the United States.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues for the presented periods are as follows:

	For The Years Ended March 31,
(in thousands)	2006	2005	2004
Medical devices	$20,411	$19,530	$19,991
Contracted product design and development	993	1,537	1,332
Royalties	977	774	476
	$22,381	$21,841	$21,799

K.   Supplemental Disclosures for Stock-Based Compensation

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January, 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an addition 489,920 shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered for the 1996 Plan and 2003 Plan are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company. A similar provision is not included the 2003 Plan. Normally options granted expire ten years from the grant date.

Activity under the Plans for the years ended March 31,  2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	6,590,035	$2.30	4,844,848	$1.97	4,373,222	$1.67
Granted	730,834	3.11	2,073,500	3.13	2,880,304	2.45
Cancelled	(566,735)	3.55	(148,812)	4.13	(54,488)	1.85
Exercised	(543,254)	2.33	(179,501)	1.41	(2,354,190)	2.11
Outstanding at end of period	6,210,880	$2.21	6,590,035	$2.30	4,844,848	$1.97
Exercisable at end of period	6,206,504	$2.20	6,590,035	$2.30	4,048,773	$1.59

As of March 31, 2006, 2,034,046 shares were issued under the 2003 Stock Option Plan and 385,000 options were granted pursuant to Rule 711 of the American Stock Exchange. Under Rule 711, a first-time employee may be granted an option without approval of stockholders if approved by the Company’s Board of Directors.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information about stock options outstanding at March 31, 2006 is as follows:

		Weighted		Exercisable
		average	Weighted		Weighted
	Number of	remaining	average		average
Range of	options	contractual	exercise	Number of	exercise
exercise prices	outstanding	life (years)	price	options	price
$0.50 - $0.92	1,450,580	6.2	$0.86	1,450,580	$0.86
$1.10 - $1.94	1,761,275	4.2	1.53	1,761,275	1.53
$2.06 - $2.60	1,662,225	8.6	2.52	1,662,225	2.52
$2.73 - $3.94	381,800	6.7	3.20	377,424	3.20
$4.04 - $5.40	955,000	7.8	4.57	955,000	4.57
$0.50 - $5.40	6,210,880	6.5	$2.21	6,206,504	$2.20

At March 31, 2006 there were no shares remaining to be granted under the 1996 Stock Option Plan and 965,954 shares were available for grant under the 2003 Stock Option Plan.

At March 31, 2006, warrants issued to purchase 880,731 shares of common stock were outstanding. Warrants for 140,000 shares of common stock have an exercise price of $2.40 and expire on July 11, 2008. Warrants for 740,731 shares of common stock have an exercise price of $3.00 and expire on December 22, 2009.

The executive compensation structure that the compensation committee of the Board of Directors for the Gish transaction approved provided for a stock option grant to Dr. Michael Szycher that ensured that Dr. Michael Szycher’s percentage of ownership (20.8%) would be the same after the Gish transaction as it was before. In fiscal 2004, upon completion of the Gish transaction, Michael Szycher was granted a stock option for 1,017,330 shares at an exercise price of $0.92 per share. Similar awards may be granted in the future for acquisitions or equity based transactions.

L.             Intangible Assets

Amortizable intangible assets consist of the following:

		March 31,
	Estimated
	Useful Life
(in thousands)	in Years	2006	2005
Customer intangibles	5 to 7	$1,056	$1,056
Technology intangibles	15	262	262
		1,318	1,318
Less: accumulated amortization		(734)	(542)
Amortizable intangible assets, net		$584	$776

Goodwill consists of the following:

	March 31,
(in thousands)	2006	2005
Goodwill	$2,367	$2,367
Less: accumulated amortization	(728)	(729)
Less: write-off for goodwill impairment (See Note A)	(1,152)	—
Goodwill	$487	$1,638

M.          Other Agreements

In March 2000, Implant Sciences Corporation (AMEX:IMX) entered into a $250,000 joint research agreement with the Company for the purpose of having the Company develop a proprietary porous polymer biocompatible coating technology as a platform for Implant’s proprietary radioactive brachytherapy technology. During fiscal 2001, the Company was paid $50,000 by

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

N.            Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses	Other	Write-off	Balance at end of period
Year ended March 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$326	$249	$(2)	$(1)	$572
Excess and obsolescence reserve	402	642	—	(62)	982
Total	$728	$893	$(2)	$(63)	$1,554
Year ended March 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$201	$202	$7	$(84)	$326
Excess and obsolescence reserve	372	115	—	(85)	402
Total	$573	$317	$7	$(169)	$728
Year ended March 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$92	$24	$80	$5	$201
Excess and obsolescence reserve	15	48	472	(163)	372
Total	$107	$72	$552	$(158)	$573

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O.           Benefit Plan and Employment Agreements

The Company has several Salary Reduction Profit Sharing Plans (“the Plans”), established under Section 401(k) of the Internal Revenue Code.  All full time employees who are eighteen years of age and have completed 30 days of employment are eligible to participate. The Company’s contributions are discretionary and the Company made no matching contributions in 2006, 2005 and 2004. An annual Company contribution to the Plans was $21,000 in 2006 and $27,000 in both fiscal 2005 and  2004.

The Company has entered into an employment agreement (the “Szycher Agreement”) with Dr. Michael Szycher, pursuant to which said individual serves as Chief Executive Officer of the Company. Pursuant to the terms of the Szycher Agreement, Dr. Szycher is to receive an annual base salary of Three Hundred and Twenty Five Thousand ($325,000) dollars. Dr. Szycher’s salary will be reviewed annually by the Board. Additionally, Dr. Szycher may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The initial term of the Szycher Agreement by and between the Company and Dr. Szycher was set to expire on December 31, 2004, however, in fiscal 2005, the agreement was extended until December 31, 2007. After such time, the term of the Employment Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Dr. Szycher remains employed by the Company. Dr. Szycher and CardioTech each have the right to terminate the Szycher Agreement at any time, with or without cause (as defined in the Szycher Agreement), upon thirty (30) days prior written notice. In the event that CardioTech terminates the applicable Szycher Agreement without cause, or Dr. Szycher terminates his employment for good reason following a change in control (as such terms are defined in the Employment Agreement) or CardioTech fails to renew the Szycher Agreement within two (2) years following the occurrence of a change in control, Dr. Szycher will be entitled to receive severance equal to 2.99 times his annual base salary at termination. In such event, Dr. Szycher will be bound by a noncompete covenant for one (1) year following termination of his employment

The Company has entered into an employment agreement (the “Walters Agreement”) with Eric G. Walters, pursuant to which said individual serves as Vice President and Chief Financial Officer of the Company. Pursuant to the terms of the Walters Agreement, Mr. Walters is to receive an annual base salary of One Hundred Seventy Five Thousand ($175,000) dollars. Mr. Walters salary will be reviewed annually by the Board. Additionally, Mr. Walters may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Walters Agreement by and between the Company and Mr. Walters is set to expire on April 1, 2008. After such time, the term of the Walters Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Walters remains employed by the Company. Mr. Walters and CardioTech each have the right to terminate the Walters Agreement at any time, with or without cause (as defined in the Walters Agreement), upon thirty (30) days prior written notice. In the event that CardioTech terminates the applicable Walters Agreement without cause, or Mr. Walters terminates his employment for good reason following a change in control (as such terms are defined in the Walterst Agreement) or CardioTech fails to renew the Employment Agreement within two (2) years following the occurrence of a change in control, Mr. Walters will be entitled to receive severance equal to 2.0 times his annual base salary at termination. In such event, Mr. Walters will be bound by a noncompete covenant for one (1) year following termination of his employment.

P.             Investment in CorNova, Inc.

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant, and CorNova, Inc. (“CorNova”). CorNova is a privately-held, development stage  company, incorporated as a Delaware corporation on October 12, 2003. CorNova’s focus is the development of a next-generation drug-eluting stent. On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock. The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each. This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant were each required to issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued was equal to twenty-five percent (25%), of the gross

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series A Financing transaction resulted in the issuance by CorNova of  3,050,000 shares of preferred stock. The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price and the same voting rights as CorNova’s common stock. The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders. The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date. CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee. Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova’s common stock to employees and consultants.

CardioTech has a 30% ownership interest in the common stock of  CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the net loss of CorNova in its consolidated financial statements for the fiscal years ended March 31, 2006, 2005 and 2004. During fiscal 2006, the Company recorded equity in the net loss of CorNova of $400,000, and equity in comprehensive income of CorNova of $135,000 (related  to unrealized holding gains on securities classified as available-for-sale). During fiscal 2005, the Company recorded equity in the net loss of CorNova of $113,000, and equity in comprehensive loss of CorNova of $182,000 (related to unrealized holding losses on securities classified as available-for-sale). During fiscal 2004, the Company recorded equity in the net loss of CorNova of $1,000, equity in comprehensive income of CorNova of $7,000 (related to unrealized holding gains on securities classified as available-for-sale), and recorded a charge of $32,000, reducing its original $75,000 investment to $50,000 at March 31, 2004. Because of the liquidation preference of the preferred stock described above, if CorNova was liquidated at March 31, 2005, CardioTech would have incurred an additional loss of its investment of approximately $288,000. The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

At March 31, 2006, CorNova had total assets of $2,411,000, of which $771,000 was cash and short-term investments, liabilities totaling $280,000 and stockholders’ equity of $2,132,000 of which $1,716,000 is a retained earnings deficit and $475,000 is comprehensive loss related to the decline in market value of the common stock of CardioTech and Implant Sciences held by CorNova and which was transferred to CorNova in the transactions discussed above.

Q.           Terminated Acquisition of CarTika Medical, Inc.

On November 19, 2004, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities of CarTika Medical, Inc., a privately owned medical device contract manufacturer headquartered in Plymouth, Minnesota (“CarTika”). The transaction closing was subject to a variety of closing conditions, including the successful filing of a registration statement covering the shares. Because of the protracted time in obtaining regulatory clearance for the acquisition, on June 14, 2005, CarTika terminated the proposed acquisition. The Company incurred

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CarTika related acquisition costs totaling $333,000, which have been charged to expense at March 31, 2005 A net $75,000 recovery related to transaction costs incurred and paid in connection with the proposed acquisition of CarTika Medical, Inc. in included in other income in fiscal 2006.

R.               Subsequent Event

On June 6, 2006, the Company’s Board of Directors decided to wind down the operations of Dermaphylyx, Inc. Total assets of this division were approximately $11,000 and the dissolution of the Dermaphylyx business will not have a material effect on the Company’s operations.

S.             Condensed Consolidated Quarterly Financial Data (unaudited)

The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the quarterly financial data.

	Year Ended March 31, 2006
(in thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total revenues	5,640	6,034	5,469	5,238
Gross margin	1,168	1,624	1,006	279
Net loss	(567)	(285)	(958)	(3,259)
Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.17)
Shares used in computing net loss per common share, basic and diluted	19,258	19,350	19,499	19,699

	Year Ended March 31, 2005
(in thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total revenues	5,531	5,289	5,263	5,758
Gross margin	1,764	1,485	1,281	1,666
Net income (loss)	51	(368)	(652)	(627)
Net income (loss) per common share, basic	$—	$(0.02)	$(0.04)	$(0.03)
Net income (loss) per common share, diluted	$—	$(0.02)	$(0.04)	$(0.03)
Shares used in computing net income (loss) per common share, basic	17,664	17,671	17,795	18,963
Shares used in computing net income (loss) per common share, diluted	20,252	17,671	17,795	18,963

During the quarter ended March 31, 2006 the Company tested its intangible assets for impairment and based on the results of the first step of the goodwill impairment test, the Company has determined that the fair value of goodwill of its cardiopulmonary and private-label medical device manufacturing division were less than the respective carrying amounts and, therefore, goodwill impairment existed as of March 31, 2006. As a result, the second step of the goodwill impairment test was completed and the Company recorded a charge of $598,000 for the impairment of goodwill related to our private-label medical device manufacturing division primarily due to the current cessation of the End User as a customer. In addition, there was an additional charge of $554,000 for the impairment of goodwill for its cardiopulmonary products division due to continued reduced demand for these products.

In addition, the Company recorded a $556,000 impairment in the fourth quarter of fiscal 2006 for custom inventory held by the Company related to the End User’s products.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2006	CardioTech International, Inc.

	By:	/s/ MICHAEL SZYCHER
Michael Szycher
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2006	/s/ MICHAEL SZYCHER
Michael Szycher
Chairman, Chief Executive Officer (Principal Executive Officer)

Dated: June 26, 2006	/s/ MICHAEL F. ADAMS
Michael F. Adams
Director, Vice President, Regulatory Affairs and Business Development

Dated: June 26, 2006	/s/ ANTHONY J. ARMINI
Anthony J. Armini
Director

Dated: June 26, 2006	/s/ MICHAEL BARRETTI
Michael Barretti
Director

Dated: June 26,2006	/s/ JERRY DORSEY
Jerry Dorsey
Director

Dated: June 26, 2006	/s/ WILLIAM O’NEILL, JR.
William O’Neill, Jr.
Director

Dated: June 26, 2006	/s/ ERIC G. WALTERS
Eric G. Walters
Vice President and Chief Financial Officer (Principal Accounting Officer)