Form 10-Q
period 2006-06-30
CARDIOTECH INTERNATIONAL INC
filed 2006-08-11
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-28034

CardioTech International, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

(978) 657-0075

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

☐  Accelerated Filer            ☐  Accelerated Filer            ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 9, 2006, 19,832,583 shares of the registrant’s Common Stock were outstanding, and the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $25,454,925 based on the last sale price as reported by the American Stock Exchange on such date.

CARDIOTECH INTERNATIONAL, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CardioTech International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	June 30,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,636	$6,841
Accounts receivable-trade, net of allowance of $285 and $572 as of June 30, 2006 and March 31, 2006, respectively	3,093	2,851
Accounts receivable-other	279	265
Inventories	4,877	4,786
Prepaid expenses and other current assets	187	210
Total current assets	14,072	14,953
Property, plant and equipment, net	3,941	4,059
Amortizable intangible assets, net	550	584
Goodwill	487	487
Other assets	123	130
Investment in CorNova, Inc.	—	238
Total assets	$19,173	$20,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,382	$1,750
Accrued expenses	769	936
Deferred revenue	570	132
Total current liabilities	2,721	2,818
Deferred rent	128	129
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of June 30, 2006 and March 31, 2006, respectively	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 19,832,683 and 19,796,833 shares issued and outstanding as of June 30, 2006 and March 31, 2006, respectively	198	198
Additional paid-in capital	36,750	36,685
Accumulated deficit	(20,549)	(19,339)
Accumulated other comprehensive loss	(75)	(40)
Total stockholders’ equity	16,324	17,504
Total liabilities and stockholders’ equity	$19,173	$20,451

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended June 30,
	2006	2005
Revenues:
Product sales	$4,681	$5,436
Royalties	289	204
	4,970	5,640
Cost of sales	4,027	4,472
Gross margin	943	1,168
Operating expenses:
Research and development, regulatory and engineering	352	318
Selling, general and administrative	1,618	1,409
	1,970	1,727
Loss from operations	(1,027)	(559)
Interest and other income and expense:
Interest income	20	11
Other income (expense)	—	(1)
Other income, net	20	10
Equity in net loss of CorNova, Inc.	(203)	(18)
Net loss	$(1,210)	$(567)
Net loss per common share, basic and diluted	$(0.06)	$(0.03)
Shares used in computing net loss per common share, basic and diluted	19,813	19,258

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,210)	$(567)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	218	253
Equity in net loss of CorNova, Inc.	203	18
Provision for inventory obsolescence	(37)
Share-based compensation	5	—
Deferred rent	(1)	(13)
Changes in assets and liabilities:
Accounts receivable-trade, net	(242)	86
Accounts receivable-other	(14)	221
Inventories	(54)	(217)
Prepaid expenses and other current assets	23	(152)
Accounts payable	(368)	(37)
Accrued expenses	(167)	(48)
Deferred revenue	438	(13)
Net cash flows used in operating activities	(1,206)	(469)
Cash flows from investing activities:
Purchase of property, plant and equipment	(67)	(107)
Decrease in other assets	7	15
Net cash flows used in investing activities	(60)	(92)
Cash flows from financing activities:
Net proceeds from issuance of common stock	62	—
Purchase of treasury stock	(1)	(3)
Net cash flows provided by (used in) financing activities	61	(3)
Net change in cash and cash equivalents	(1,205)	(564)
Cash and cash equivalents at beginning of period	6,841	7,469
Cash and cash equivalents at end of period	$5,636	$6,905
Supplemental Disclosure of Cash Flow Information:
Interest received	$19	$11
Taxes paid	3	1

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that designs, develops, manufactures and sells innovative products for the treatment of cardiovascular, orthopedic, oncology and other diseases.  Many of the products sold and under development address annual worldwide markets exceeding $1 billion.  The Company’s subsidiaries are Gish Biomedical, Inc. (“Gish”) and Catheters and Disposables Technology, Inc. (“CDT”).  The Company operates in one segment, medical manufacturing and sales.

The Company is using its proprietary technology to develop and manufacture the CardioPassTM synthetic coronary artery bypass grafts (“SynCAB”) made of ChronoFlexTM.  If successfully developed, the Company believes that the CardioPass graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in SynCAB  surgery as a result of repeat procedures, trauma, disease or other factors.  Gish manufactures single use cardiopulmonary bypass products that have a disposable component.  CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products.  The biomaterials division develops, manufactures and sells ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic.  CardioTech has partnered to develop a drug-eluting stent.  The Company has a 30% ownership interest in the common stock of CorNova, Inc. (“CorNova”), a  privately held, development stage company focused on the development of a next-generation drug-eluting stent, which represents a 19% interest in the outstanding common and preferred stock of CorNova (See Note 14).

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three months ended June 30, 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report of Form 10-K as of and for the year ended March 31, 2006 filed with the Securities and Exchange Commission.

The balance sheet at June 30, 2006 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers for the three months ended June 30, 2006 and 2005 totaled $95,000 and $108,000, respectively, and have been recorded as revenue.

4.              Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No.123”).  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period.  Pro forma disclosure is no longer an alternative.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three months ended June 30, 2005, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the three months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended June 30, 2006, the Company recorded share-based compensation expense of approximately $5,000 for stock options that were unvested as of April 1, 2006, and those options that were granted during the quarter ended June 30, 2006. As of June 30, 2006, the Company had 30,000 of unrecognized compensation expense that will be recognized as share-based compensation over a weighted average period of 3 years. The weighted average per share fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $2.44 and $2.10, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted during three months ended June 30, 2005.  Since stock-based compensation expense for the three months ended June 30, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period.  For purposes of the pro forma disclosure for the three months ended June 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below for the three months ended June 30, 2005:

(in thousands, except per share data)	2005
Net loss, as reported	$(567)
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	(9)
Pro forma, net loss	$(576)
Basic and diluted loss per share:
As reported	$(0.03)
Pro forma	$(0.03)

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options were fully vested.  The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R.  This action resulted in the immediate vesting of  options to purchase 922,503 shares of the Company’s common stock.  No compensation cost was recognized because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense.  The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting.  At July 8, 2004 the total potential compensation expense was $149,000.  Due to the acceleration of vesting of stock options, there was no compensation cost recorded for the three months ended June 30, 2006 and 2005.  At June 30, 2006, the total remaining potential unrecognized compensation cost from the acceleration is $2,000.

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

The fair value of each option granted during the three months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,
	2006	2005
Dividend yield	None	None
Expected volatility	103.00	80.00
Risk-free interest rate	4.83%	4.14%
Expected life	6.5 years	10 years

Dividend yield - The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.  Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected volatility - The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted.  The Company determines the expected volatility solely based upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term.  The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate - The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected life - For option grants subsequent to the adoption of SFAS123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107 “Share-Based Payment.” Accordingly, the expected term is  presumed to be the midpoint between the vesting date and the end of the contractual team.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.  Forfeitures represent only the unvested portion of a surrendered option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123.  However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  As of June 30, 2006 there are unvested options for approximately 10,000 shares and the Company believes that there is no risk of forfeiture. As all unvested options were held by a member of the Company’s Board of Directors and the Company expects these options to fully vest, a forfeiture rate of zero has been assumed.

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the 1996 Plan.  Under the terms of the 1996 Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In November 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an addition 489,920 shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of commn stock registered for the 1996 Plan and 2003 Plan are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included the 2003 Plan.  Normally options granted expire ten years from the grant date.

Information regarding option activity for the three months ended June 30, 2006 under the Plan’s is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2006	6,210,880	$2.21	6.50
Granted	9,584	2.44
Exercised	(36,250)	1.70
Forfeited	(30,000)	4.00
Options outstanding as of June 30, 2006	6,154,214	2.20	6.28	$2,355,000
Options exercisable as of June 30, 2006	6,143,994	2.20	6.28	$2,355,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2006 of $1.96 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2006.  Total intrinsic value of stock options exercised under the Plan for the three months ended June 30, 2006 was $30,000.

Compensation expense of approximately $3,000 per quarter will be recognized through June 30, 2009.

5.              Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  During the three months ended June 30, 2006 and 2005, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended
	June 30,
(In thousands)	2006	2005
Net loss	$(1,210)	$(567)
Other comprehensive income (loss)	(35)	21
Comprehensive loss	$(1,245)	$(546)

6.              Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder.  The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass SynCAB.  This agreement expired as of July 15, 2006.  For the three months ended June 30, 2006 and 2005, no expense was recognized for either period.

The Company provides research and development services to CorNova in connection with the development of the drug-eluting stent.  During the three months ended June 30, 2006 and 2005 the Company recognized no revenues in connection with these services.  As of June 30, 2006 and 2005, there were no accounts receivable — trade outstanding from CorNova.

7.              Inventories

Inventories consist of the following:

(in thousands)	June 30, 2006	March 31, 2006
Raw materials	$2,358	$2,143
Work in progress	1,117	1,033
Finished goods	1,402	1,610
Total inventories	$4,877	$4,786

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2006	March 31, 2006
Land	$500	$500
Building	2,053	2,053
Machinery, equipment and tooling	2,520	2,473
Furniture, fixtures and office equipment	660	651
Leasehold improvements	1,346	1,336
	7,079	7,013
Less: accumulated depreciation and amortization	(3,138)	(2,954)
	$3,941	$4,059

For the three months ended June 30, 2006 and 2005, depreciation expense was $186,000 and $206,000, respectively.

9.              Deferred Revenue

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

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  The Company has agreed to, and is in process of completing, the following actions in order to provide the End User with objective information to decide whether the End User will engage the Company for future production.  All products in question by the End User were identified, inspected and/or reworked by the Company. The Company has not yet received results from planned inspections by the End User. The Company is in regular contact with the End User to determine the timing of when certain inspection results will be available.

Due to the uncertainty of acceptance of products by the End User, the Company has deferred all revenue related to the End User and has recorded $340,000 of cash payments received during the three months ended June 30, 2006 as customer deposits.  Customer deposits are included in the balance sheet caption, “Deferred Revenue.”

10.       Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Options and warrants totaling 7,034,945 and 7,444,725 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively, because the effect would be antidilutive. For the three months ended June 30, 2005, the 1,139,586 shares of common stock underlying the additional investment right, which expired in July 2005, were also excluded from the calculation of diluted earnings per share because the effect would be antidilutive (Note 12).

11.       Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2007 and 2006 on the basis of one reportable operating segment, Medical Device Manufacturing and Sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $928,000 and $694,000 for the three months ended June 30, 2006 and 2005, respectively.  The Company has no long-lived assets outside the United States.

Revenues for the presented periods are as follows:

	Three Months Ended June 30,
(in thousands)	2006	2005
Medical devices	$4,495	$5,072
Contracted product design and development	186	364
Royalties	289	204
	$4,970	$5,640

12.       Stockholders’ Equity

During the three months ended June 30, 2006 the Company issued 36,250 shares of common stock as a result of the exercise of options by employees, generating cash proceeds of $61,600.  During the three months ended June 30, 2005, no shares of the Company’s common stock were issued.

During the three months ended June 30, 2006 and 2005, the Company repurchased 500 and 1,800 shares of its common stock, respectively, at a cost of $1,200 and $3,000, respectively.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000.  In connection with the transaction, the investors had rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which were exercisable for a period commencing December 22, 2004 and ending on July 27, 2005.  Effective July 28, 2005 these additional investment rights were unexercised and expired.

13.       Income Taxes

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

For the three months ended June 30, 2006 and 2005, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

14.       Investment in CorNova

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

The Series A Financing transactions resulted in the issuance by CorNova of 3,050,000 shares of preferred stock.  The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price and the same voting rights as CorNova’s common stock.  The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders.  The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date.  CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee.  Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 2,000,000 shares of CorNova’s common stock to employees and consultants.  At June 30, 2006, CorNova has granted approximately 1,000,000 options under the 2004 Plan.

CardioTech has a 30% ownership interest in the common stock of  CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the net loss of CorNova in its consolidated financial statements for the three months ended June 30, 2006 and 2005.  During the three months ended June 30, 2006, the Company recorded equity in the net loss of CorNova of $203,000, and equity in comprehensive loss of CorNova of $35,000 (related  to unrealized holding losses on securities classified as available-for-sale).  During the three months ended June 30, 2005, the Company recorded equity in the net loss of CorNova of $18,000, and equity in comprehensive loss of CorNova of $21,000 (related to unrealized holding losses on securities classified as available-for-sale).  The Company has invested $825,000 in CorNova, Inc. and has incurred cumulative net losses through June 30, 2006 of $718,000.  The maximum remaining portion of CorNova’s future losses allocable to the Company is approximately $107,000.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

At June 30, 2006, CorNova had total assets of $2,513,000, of which $1,088,000 was cash and short-term investments,  liabilities totaling $199,000 and  Stockholders’ Equity of $2,313,000 of which $1,042,000 is a retained earnings deficit and $771,000 is comprehensive loss related to the decline in market value of the common stock of CardioTech and Implant Sciences held by CorNova and which was transferred to CorNova in the transactions discussed above.

15.       Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 174,587 shares have been purchased as of June 30, 2006.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

16.       New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations.  In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products;  the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-Q.  For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the period ended March 31, 2006.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

The Company has one operating segment, medical device manufacturing and sales, and operates as three divisions as (i) biomaterials, (ii) private-label medical device manufacturing and (iii) cardiopulmonary products.

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

The Company conducted limited clinical evaluations of the SynCAB graft in three (3) patients in Brazil.  As of June 30, 2006, the Company believes all three patients have had an uneventful post-operative course.  The Company initiated plans in fiscal 2006 to obtain European marketing approvals.  In May 2006, the Company received written acknowledgement from its Notified Body in Europe that its clinical trial plan had been accepted.  The planned 10 patient clinical trial protocol allows surgeons to intraoperatively decide to use the SynCAB instead of suboptimal autologous vessels.  Patients will be followed for 90 days and assessed for graft patency and quality of life measures.  Following the clinical trial, the analyzed data will be submitted by CardioTech to the Notified Body in support of its CE Mark application.

LeMaitre Vascular Products, Inc., a third party contractor, has manufactured coronary grafts for our limited use.  This exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process.  This contractor has closed its facility in the United Kingdom where it manufactures our grafts and has informed us it will not revalidate the equipment used to manufacture our grafts, therby removing itself as a source of manufacturing for our grafts.  We intend to manufacture our own grafts and seek alternative sources for production equipment.  Production may be delayed as a result of the requirement for equipment validation and therefore may adversely affect our business.  Pursuant to a certain agreement, LeMaitre agreed to act in good faith to transfer the technology to us in exchange for payment of personnel time.  The Company has not yet requested any such technology transfer.

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

Manufacturing Operations

The Company generates approximately 98% of its product sales from manufacturing operations at Gish and CDT.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on form 10-K for the period ended March 31, 2006.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended June 30, 2006.  Our critical accounting policies are as follows:

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

Results of Operations

Three Months Ended June 30, 2006 vs. June 30, 2005

Revenues

The following table presents revenues and the percent of total change in revenues for the three months ended June 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$4,681	94.2%	$5,436	96.4%
Royalties	289	5.8%	204	3.6%
	$4,970	100.0%	$5,640	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the fiscal years ended June 30,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$4,495	96.0%	$5,072	93.3%
Contracted product design and development	186	4.0%	364	6.7%
	$4,681	100.0%	$5,436	100.0%

Medical device revenues for the three months ended June 30, 2006 were $4,495,000 as compared to $5,072,000 for the comparable prior year period, an decrease of $577,000, or 11.4%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices.  Medical device revenues decreased primarily due to fewer shipments of cardiopulmonary bypass products of approximately $544,000, principally due to fewer cardiopulmonary bypass procedures being performed.

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

Contracted product design and development revenues for the three months ended June 30, 2006 were $186,000 as compared to $364,000 for the comparable prior year period, a decrease of $178,000 or 48.9%.  Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards an increase in the manufacture and shipment of private-label medical device products.

Royalties for the three months ended June 30, 2006 were $289,000 as compared to $204,000 for the comparable prior year period, an increase of $85,000 or 41.7%.  The Company has agreements to license its proprietary biomaterials technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials, accordingly, the increase in royalties during the three months ended June 30, 2006 is a result of increased shipments of product by these manufacturers.

Gross Margin

The following table presents product sales gross margins and gross margin percentages as a percent of the respective product sales for the three months ended June 30,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$654	14.0%	$964	17.7%

Gross margin on product sales (excluding royalty income) was 654,000, or 14.0% as a percentage of product revenue for the three months ended June 30, 2006, as compared to $964,000, or 17.7% for the comparable prior year period.

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

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  The Company has agreed to, and is in process of completing, the following actions in order to provide the End User with objective information to decide whether the End User will engage the Company for future production.  All products in question by the End User were identified, inspected and/or reworked by the Company. The Company has not yet received results from planned inspections by the End User. The Company is in regular contact with the End User to determine the timing of when inspection results will be available.

Due to the uncertainty of acceptance of products by the End User, the Company has deferred all revenue related to the End User and has recorded $340,000 of cash payments received during the three months ended June 30, 2006 as customer deposits. Customer deposits are included in the balance sheet caption “Deferred Revenue.”

The decision by the End User resulted in an impairment of a $556,000 for custom inventory held by the Company at March 31, 2006.  Upon further review during the three months ended June 30, 2006, the impairment of inventory related to the End User was adjusted to $536,000.

The 3.7% decrease in gross margin as a percentage of product revenue for the three months ended June 30, 2006 as compared to June 30, 2005 is due to:  (i) approximately $150,000 in labor and material costs to identify, inspect and/or rework products for the End User during a period when the Company was not manufacturing new products for the End User, (ii) a change in product mix to a higher percentage of lower margin, private-label products, and (iii) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies.

As a result, as of the end of the quarter, the Company reduced its production staffing level at its private-label manufacturing facility to be consistent with the level of ongoing production for other customers.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues for the three months ended June 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$352	7.1%	$318	5.6%

Research and development expenses for the three months ended June 30, 2006 were $352,000 as compared to $318,000 for the comparable prior year period, an increase of $34,000 or 10.7%.  This increase is primarily a result of the timing of activities associated with the development of and clinical efforts associated with the CardioPass graft and activites for cardiopulmonary products.  CardioTech’s research and development efforts are primarily focused on developing its synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  In addition, the Company allocated a portion of the salary and related costs of Michael Szycher, Ph.D., former Chairman and CEO, for time spent on research and development activities.  These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs.

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder.  The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s

CardioPass SynCAB.  This agreement expired as of July 15, 2006.  For the three months ended June 30, 2006 and 2005, no expense was recognized for either period.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the three months ended June 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Selling, general and administrative	$1,618	32.6%	$1,409	25.0%

Selling, general and administrative expenses for the three months ended June 30, 2006 were $1,618,000 as compared to $1,409,000 for the comparable prior year period, an increase of $209,000 or 14.8%.  This increase is attributable to staff recruitment costs, financial systems implementation expenses, and additional employees.

Interest and Other Income and Expense

Interest and other income and expense, net for the three months ended June 30, 2006 was $20,000 as compared to $11,000 for the comparable prior year period, an increase of $9,000, primarily due to increased interest rates earned on cash balances.

Equity in Net Loss of CorNova, Inc.

The Company has an investment valued at $825,000 in CorNova, Inc. and has incurred cumulative net losses through June 30, 2006 of $718,000.  The maximum remaining portion of CorNova’s future losses allocable to the Company is approximately $107,000.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Liquidity and Capital Resources

During the three months ended June 30, 2006, the Company had net cash outflows of  $1,206,000 from operating activities as compared to net cash outflows of $469,000 for the comparable prior year period.  The $737,000 increase in net cash outflows used in operating activities during the three months ended June 30, 2006 as compared to the comparable prior year period was primarily a result of:  (i) a larger net loss and (ii) increases in account receivable-trade, net and decreases in accounts payable.

During the three months ended June 30, 2006, the Company issued 36,250 shares of the Company’s common stock as a result of the exercise of options, generating cash proceeds of approximately $62,000.  During the three months ended June 30, 2006, the Company purchased 500 shares of its common stock at an approximate cost of $1,300.

Contractual obligations consist of the following as of June 30, 2006:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$3,441	$792	$2,271	$378	$—
Purchase obligations	$1,802	1,802	—	—	—
	$5,243	$2,594	$2,271	$378	$—

Operating lease obligations are for aggregate future minimum rental payments required under operating leases for the California and Minnesota manufacturing facilities.  Purchase obligations primarily represent purchase orders issued for inventory used in production.

With respect to the Exchange and Venture Agreement with CorNova, the Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

As of June 30, 2006, CardioTech was conducting its operations with approximately $5,636,000 in cash and cash equivalents.  At June 30, 2006, the Company had no debt.  CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

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

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.                       Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                       Legal Proceedings

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

Item 1A.              Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  CardioTech believes that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the period ended March 31, 2006.  The Company assumes no obligation to update the information contained in this filing.

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

The Company’s revenues were $4,970,000 and $5,640,000 for the three months ended June 30, 2006 and 2005, respectively.  We had net losses of $1,210,000 and $567,000 for the three months ended June 30, 2006 and 2005, respectively.  There is a risk that we will never be profitable.  None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

As of June 30, 2006 and 2005, goodwill represented approximately $487,000, or 2.5% and $1,638,000, or 7.1%, respectively, of our total assets and net amortizable intangibles represented approximately $550,000, or 2.8%, and $728,000 and 3.2%, respectively, of our total assets.

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

LeMaitre Vascular Products,  Inc., a third party contractor, has manufactured coronary grafts for our limited use.  This exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process.  This contractor has closed its facility in the United Kingdom where it manufactures our grafts and has informed us it will not revalidate the equipment used to manufacture our grafts, therby removing itself as a source of manufacturing for our grafts.  We intend to manufacture our own grafts and seek alternative sources for production equipment.  Production may be delayed as a result of the requirement for equipment validation and therefore may adversely affect our business.  Pursuant to a certain agreement, LeMaitre agreed to act in good faith to transfer the technology to us in exchange for payment of personnel time plus 40% uplift.  The Company has not yet requested any such technology transfer.

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

As previously discussed in the Contracts and Material Relationships section of Item 1., the Company was notified on May 18, 2006 that the End User had decided to cease using the Company for future production of branded catheter products.  The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  The Company has agreed to, and is in process of taking, certain previously discussed actions in order to provide the End User with objective information to decide whether the End User will engage the Company for future production.  However, there can be no assurance that, after the evaluation by the End User of the branded catheter products produced by the Company, the End User will engage the Company for future production.  If the End User does not order product from the Company in the future, there could possibly be a decrease in revenues and profit margins.

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

Our success depends, to a significant extent, upon the efforts and abilities of members of senior management.  Effective August 7, 2006, Dr. Michael Szycher, our former Chairman and CEO, was replaced by Michael F. Adams, who became CEO and President.  The loss of the services of one or more of our senior management or other key employees could adversely affect our business.  We do not maintain key person life insurance on any of our officers, employees or consultants.

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

Risks Related to Our Dependence on International Sales

International revenues accounted for approximately 18.7% and 12.3% of the Company’s total net sales for the three months ended June 30, 2006 and 2005, respectively.  International revenues are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products.  While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company’s products to international customers.  The foregoing factors could reduce international sales of the Company’s products and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal quarter, our stock price ranged from $1.85 to $2.83.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of June 30, 2006, there were 19,832,683 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of June 30, 2006, we had outstanding stock options and warrants of approximately 7,034,945 shares of our common stock, the exercise price of which range between $0.50 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition, should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information regarding shares purchased during the three months ended June 30, 2006.

Quarter Ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may be purchased under the plans
April 1 - 30, 2006	100	$2.60	100
May 1 - 30, 2006	300	$2.61	300
June 1 - 30, 2006	100	$2.47	100
Total	500	$2.58	500	575,413

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

On August 11, 2006, the Company filed a Current Report on Form 8K with respect of the resignation of Dr. Michael Szycher as the Company’s Chairman, CEO and President.

Item 6.                       Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CardioTech International, Inc.

By:	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer and President

By:	/s/ Eric G. Walters
Eric G. Walters
Vice President and Chief Financial Officer

Dated:  August 11, 2006