Form 10-Q
period 2006-09-30
CARDIOTECH INTERNATIONAL INC
filed 2006-11-06
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act,  (Check one):

☐  Large Accelerated Filer                 ☐  Accelerated Filer                            ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 3, 2006, 19,832,483 shares of the registrant’s Common Stock were outstanding, and the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $43,575,233 based on the last sale price as reported by the American Stock Exchange on such date.

CARDIOTECH INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

CardioTech International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	September 30,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,281	$6,841
Accounts receivable-trade, net of allowance of $365 and $572 as of September 30, 2006 and March 31, 2006, respectively	2,504	2,851
Accounts receivable-other	279	265
Inventories	5,383	4,786
Prepaid expenses and other current assets	225	210
Total current assets	13,672	14,953
Property, plant and equipment, net	3,878	4,059
Amortizable intangible assets, net	523	584
Goodwill	487	487
Other assets	123	130
Investment in CorNova, Inc.	—	238
Total assets	$18,683	$20,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$1,750
Accrued expenses	725	936
Deferred revenue	195	132
Total current liabilities	2,503	2,818
Deferred rent	124	129

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2006 and March 31, 2006	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 19,832,483 and 19,796,833 shares issued and outstanding as of September 30, 2006 and March 31, 2006, respectively	198	198
Additional paid-in capital	36,753	36,685
Accumulated deficit	(20,895)	(19,339)
Accumulated other comprehensive loss	—	(40)
Total stockholders’ equity	16,056	17,504
Total liabilities and stockholders’ equity	$18,683	$20,451

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$4,993	$5,763	$9,674	$11,200
Royalties	289	271	578	475
	5,282	6,034	10,252	11,675
Cost of sales	3,685	4,410	7,712	8,882
Gross margin	1,597	1,624	2,540	2,793
Operating expenses:
Research and development, regulatory and engineering	391	386	743	703
Selling, general and administrative	1,617	1,538	3,234	2,948
	2,008	1,924	3,977	3,651
Loss from operations	(411)	(300)	(1,437)	(858)
Interest and other income and expense:
Interest income	39	86	58	96
Other income (expense)	101	(6)	101	(7)
Interest and other income, net	140	80	159	89
Equity in net loss of CorNova, Inc.	(75)	(65)	(278)	(83)
Net loss	$(346)	$(285)	$(1,556)	$(852)
Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.08)	$(0.04)
Shares used in computing net loss per common share, basic and diluted	19,832	19,350	19,823	19,304

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	For The Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,556)	$(852)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	391	503
Equity in net loss of CorNova, Inc.	278	83
Provision for doubtful accounts	83	27
Provision for inventory obsolescence	(68)	—
Share-based compensation	8	—
Deferred rent	(5)	(26)
Changes in assets and liabilities:
Accounts receivable-trade	264	(79)
Accounts receivable-other	(14)	(78)
Inventories	(529)	(679)
Prepaid expenses and other current assets	(15)	(68)
Accounts payable	(168)	141
Accrued expenses	(209)	256
Deferred revenue	63	(61)
Net cash flows used in operating activities	(1,477)	(833)
Cash flows from investing activities:
Purchase of property, plant and equipment	(150)	(145)
Decrease in other assets	7	15
Net cash flows used in investing activities	(143)	(130)
Cash flows from financing activities:
Net proceeds from issuance of common stock	61	532
Purchase of treasury stock	(1)	(6)
Net cash flows provided by financing activities	60	526
Net change in cash and cash equivalents	(1,560)	(437)
Cash and cash equivalents at beginning of period	6,841	7,469
Cash and cash equivalents at end of period	$5,281	$7,032

Supplemental Disclosure of Cash Flow Information:
Interest received	$59	$21
Interest paid	$1	$4
Taxes paid	$2	$—

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that designs, develops, manufactures and sells materials and innovative products for the treatment of cardiovascular, orthopedic, oncology and other diseases.  The Company’s divisions are Gish Biomedical, Inc. (“Gish”), which manufactures cardiopulmonary products, Catheters and Disposables Technology, Inc. (“CDT”), which designs and manufactures private-label medical devices and its biomaterials division.  The Company operates in one segment, medical manufacturing and sales.

The Company is using its proprietary technology to develop and manufacture the CardioPassTM synthetic coronary artery bypass grafts (“SynCAB”) made of ChronoFlexTM.  If successfully developed, the Company believes that the CardioPass graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in SynCAB  surgery as a result of repeat procedures, trauma, disease or other factors.  Gish manufactures single use cardiopulmonary bypass products that have a disposable component.  CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products.  The biomaterials division develops, manufactures and sells ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic.  CardioTech has partnered to develop a drug-eluting stent.  The Company has a 31% ownership interest in the common stock of CorNova, Inc. (“CorNova”), a  privately held, development stage company focused on the development of a next-generation drug-eluting stent, which represents an 18% interest in the outstanding common and preferred stock of CorNova (See Note 14).

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three and six months ended September 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three and six months ended September 30, 2006 and 2005 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended March 31, 2006 and its Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 2006 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers for the three months ended September 30, 2006 and 2005 totaled $87,000 and

$99,000, respectively.  Delivery costs billed to customers for the six months ended September 30, 2006 and 2005 totaled $182,000 and $207,000, respectively.  Delivery costs billed to customers have been recorded as revenue.

The Company recently announced that it had signed a supply and royalty agreement with a leading developer and manufacturer of orthopedic devices.  Under the terms of the in-perpetuity agreement, the Company provides exclusive use and supply of its proprietary ChronoFlex® polymer material that is specifically formulated for the development of orthopedic implant devices. The Company will recognize these royalty fees, which are paid annually, on a straight line basis over the contractual period, beginning in October 2006.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the three and six months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three and six month periods ended September 29, 2006, the Company recorded share-based compensation expense for options that vested of approximately $3,000 and $5,000, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the three and six months ended September 30, 2005.  Since stock-based compensation expense for the three and six months ended September 30, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period.  For purposes of the pro forma disclosure for the three and six months ended September 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below for the three and six months ended September 30, 2005:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss, as reported	$(285)	$(852)
Less: Stock-based employee compensation expense determined under fair value based method for all employee awards	(152)	(161)
Pro forma, net loss	$(437)	$(1,013)
Basic and diluted loss per share:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.02)	$(0.05)

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options were fully vested.  The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R.  This action resulted in the immediate vesting of options to purchase 922,503 shares of the Company’s common stock.  No compensation cost was recognized because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense.  The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting.  At July 8, 2004 the total potential compensation expense was $149,000.  There was no compensation cost related to the acceleration of vesting of stock options recorded for the three and six months ended September 30, 2006 and 2005.  At September 30, 2006, there is no remaining unrecognized compensation cost from the acceleration.

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

The fair value of each options granted during the three and six months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	None	None	None	None
Expected volatility	103.00	80.00	103.00	80.00
Risk-free interest rate	4.70%	4.56%	4.70%	4.56%
Expected life	6.5 years	10 years	6.5 years	10 years

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

Expected life - For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “Share-Based Payment.”  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.  Forfeitures represent only the unvested portion of a surrendered option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123.  However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  As of September 30, 2006, there are unvested options for approximately 13,752 shares and the Company believes that there is no risk of forfeiture.  As all unvested options were held by a member of the Company’s Board of Directors and the Company expects these options to fully vest, a forfeiture rate of zero has been assumed.  The weighted average fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $1.51 and $2.16 per share, respectively.  The weighted average fair value of stock options granted during the six months ended September 30, 2006 and 2005 was $2.20 and $2.16 per share, respectively.

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the 1996 Plan.  Under the terms of the 1996 Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan” and, together with the 1996 Plan, the “Plans”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of common stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included the 2003 Plan.  In most cases, options granted under the Plans expire ten years from the grant date.  Under Forms S-8 filed by the Company on June 12, 1996 and June 27, 2003, there are a total of 7,489,920 shares of the common stock registered for issuance pursuant to the 1996 Plan.  Under a Form S-8 filed by the Company on July 23, 2004, there are a total of 3,000,000 shares of common stock registered for issuance pursuant to the 2003 Plan.  As of September 30, 2006, there are 1,593,992 shares remaining available for future grant under the 2003 Plan.

Information regarding option activity for the six months ended September 30, 2006 under the Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2006	6,210,880	$2.21	6.50
Granted	12,918	2.20
Exercised	(36,250)	1.70
Cancelled	(216,544)	3.57
Forfeited	(424,412)	1.94
Options outstanding as of September 30, 2006	5,546,592	2.18	6.43	$764,885
Options exercisable as of September 30, 2006	5,532,840	2.17	6.43	$764,885

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 29, 2006 of $1.29 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.  Total intrinsic value of stock options exercised under the Plan for the three and six months ended September 30, 2006 was $0 and $30,000, respectively.

5.              Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the Company’s total of net income (loss) and all other non-owner changes in equity including such items as  unrealized holding gains (losses) on securities classified as available-for-sale by CorNova, foreign currency translation adjustments and minimum pension liability adjustments.  During the three and six months ended September 30, 2006 and 2005, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Net loss	$(346)	$(285)	$(1,556)	$(852)
Other comprehensive income (loss)	(75)	121	(40)	142
Comprehensive loss	$(421)	$(164)	$(1,596)	$(710)

6.              Related Party Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is Chairman, CEO and a major shareholder.  The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass SynCAB.  There were no expenses related to this agreement recognized for the three and six months ended September 30, 2006.  There was $38,000 in expenses related to this agreement recognized in the three and six months ended September 30,2005.  This agreement expired as of July 15, 2006.

The Company provides research and development services to CorNova in connection with the development of the drug-eluting stent.  During the three and six months ended September 30, 2005, the Company recognized $12,000 in connection with these services.  As of September 30, 2006, there were no accounts receivable or payables outstanding related to CorNova.

7.              Inventories

Inventories consist of the following:

(in thousands)	September 30, 2006	March 31, 2006
Raw materials	$2,661	$2,143
Work in progress	1,189	1,033
Finished goods	1,533	1,610
Total inventories	$5,383	$4,786

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2006	March 31, 2006
Land	$500	$500
Building	2,097	2,053
Machinery, equipment and tooling	2,561	2,473
Furniture, fixtures and office equipment	660	651
Leasehold improvements	1,343	1,336
	7,161	7,013
Less: accumulated depreciation and amortization	(3,283)	(2,954)
	$3,878	$4,059

For the three months ended September 30, 2006 and 2005, depreciation expense was $143,000 and $202,000, respectively.  For the six months ended September 30, 2006 and 2005, depreciation expense was $329,000 and $408,000, respectively.

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

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  The Company’s plans at that time were to (i) identify, inspect and/or rework all products produced for the End User and (ii) to allow the End User to determine, in its sole discretion, whether the Company’s products were consistent with the End User’s specifications. The End User has now determined that it will not order future products from the Company.

The Company had initially deferred the revenue related to shipments to the End User due to the uncertainty regarding customer acceptance of the shipped product. As the contracted period to notify the Company of any defective product passed during the second quarter without further notification from the End User of any defective product, the Company has determined that all revenue recognition criteria have been met and $397,000 of revenue related to shipments to the End User has been recorded in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2006. The costs associated with this revenue were expensed in prior periods because the net realizable value of the inventory was uncertain due to the likely return and rework of the products.

10.       Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants. 6,427,323 and 6,919,647, respectively, shares of common stock were excluded from the calculation of diluted earnings per share as of September 30, 2006 and 2005 because the effect would be antidilutive.  For the three and six months ended September 30, 2005, the 1,139,586 shares of common stock underlying the additional investment right, which expired in July 2005, were also excluded from the calculation of diluted earnings per share because the effect would be antidilutive (Note 12).

11.       Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business on the basis of one reportable operating segment, Medical Device Manufacturing and Sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $846,000 and $1,080,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,774,000 and $1,770,000 for the six months ended September 30, 2006 and 2005, respectively.  The Company has no long-lived assets outside the United States.

Revenues for the presented periods are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Medical devices	$4,865	$5,520	$9,360	$10,593
Contracted product design and development	128	243	314	607
Royalties	289	271	578	475
	$5,282	$6,034	$10,252	$11,675

12.       Stockholders’ Equity

During the three months ended September 30, 2006 and 2005, the Company issued 0 and 233,804 shares of common stock, respectively, as a result of the exercise of options by employees, generating cash proceeds of $0 and $532,000, respectively.  During the six months ended September 30, 2006 and 2005, the Company issued 36,250 and 233,804 shares of common stock, respectively, as a result of the exercise of options by employees, generating cash proceeds of $61,000 and $532,000, respectively.

During the three months ended September 30, 2006 and 2005, the Company repurchased 100 and 1,500 shares of its common stock, respectively, at a cost of $175 and $2,800, respectively.  During the six months ended September 30, 2006 and 2005, the Company repurchased 600 and 3,300 shares of its common stock, respectively, at a cost of $1,500 and $6,200, respectively.

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

For the three and six months ended September 30, 2006 and 2005, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

14.       Investment in CorNova

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant, and CorNova, Inc. (“CorNova”).  CorNova is a privately-held, development stage  company, incorporated as a Delaware corporation on October 10, 2003.  CorNova’s focus is the development of interventional catheters and stent systems .  On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock.  The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each.  This also resulted in CardioTech and Implant each receiving a thirty percent (30%) ownership interest in CorNova.

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant were each required to issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued was equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding the closing of the Series A Financing. CorNova, Inc. completed its Series A Financing transaction on February 4, 2005.  At that time, the Company became obligated to contribute shares of its common stock equal to $750,000.  The number of shares was determined to be 308,642.  Simultaneous with the issuance and exchange of the Investment Shares, as set forth in the Agreement, CardioTech granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer or any poly (carbonate) urethane containing derivative thereof for use on drug-eluting stents (collectively the “Technology”).

The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the Technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof tailored to the drug(s) specified by CorNova, for use on drug-eluting stents.

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

The Series A Financing transactions resulted in the issuance by CorNova of 3,050,000 shares of preferred stock.  The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price and the same voting rights as CorNova’s common stock.  The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders.  The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date.  CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee.  Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 2,000,000 shares of CorNova’s common stock to employees and consultants.  At September 30, 2006, CorNova has granted approximately 900,000 options under the 2004 Plan.

CardioTech has a 31% ownership interest in the common stock of  CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 31% of the net loss of CorNova in its consolidated financial statements for the three and six months ended September 30, 2006 and 2005.  During the three months ended September 30, 2006, the Company recorded equity in the net loss of CorNova of $75,000, and equity in comprehensive loss of CorNova of $0 (related to unrealized holding losses on securities classified as available-for-sale).  During the three months ended September 30, 2005, the Company recorded equity in the net loss of CorNova of $65,000, and equity in comprehensive loss of CorNova of $121,000 (related to unrealized holding losses on securities classified as available-for-sale).  The Company has invested $825,000 in CorNova, Inc. and has recorded cumulative net losses through September 30, 2006 of $825,000 from CorNova.  Therefore, the maximum remaining portion of CorNova’s future losses allocable to the Company is $0.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

At September 30, 2006, CorNova had total assets of $1,568,000, of which $346,000 was cash and short-term investments, liabilities totaling $116,000 and  Stockholders’ Equity of $1,453,000 of which $2,965,000 is a retained earnings deficit and $722,000 is comprehensive loss related to the decline in market value of the common stock of CardioTech and Implant held by CorNova and which was transferred to CorNova in the transactions discussed above.

15.       Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 174,687 shares have been purchased as of September 30, 2006.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

16.       New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

17.       Subsequent Events

LeMaitre Vascular Products, Inc., a third party contractor, has manufactured coronary grafts for our limited use.  In October 2006, the Company purchased proprietary equipment for $350,000 in cash which is designed for the future manufacture of its CardioPass grafts, as well as for the development of additional medical devices.  Under the terms of the agreement, the seller of the equipment has rights to a 5% royalty for five years on future net commercial sales of CardioPass grafts.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains certain  statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q.  For example, the Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products;  the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.

Overview

History

CardioTech International, Inc. (“CardioTech’ or the “Company”) was founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $0.01 per share, that PMI owned, to PMI stockholders of record.  The Company’s proprietary ChronoFlex polyurethane materials have been sold through its CT Biomaterials division since the formation of the Company.  These premium biomaterials are sold under the tradenames: ChronoFlex, ChronoThane, HydroThane, ChronoFilm, HydroMed and Hydroslip, and are used by the Company’s customers for use in both acute and chronically implanted devices such as stents, artificial hearts, and vascular ports.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”), was formed by certain affiliates of CardioTech to develop advanced wound healing products.  Dermaphylyx was merged with and into CardioTech effective March 2004 and is now a wholly-owned subsidiary of CardioTech.  In June 2006, the Company’s Board of Directors decided to cease the operations of Dermaphylyx, the costs of which are immaterial to the Company’s operations.

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

The Company has one operating segment, medical device manufacturing and sales, and operates as three divisions: (i) biomaterials, (ii) private-label medical device manufacturing and (iii) cardiopulmonary products.

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

In October 2006, the Company announced that it had signed a supply and royalty agreement with a leading developer and manufacturer of orthopedic devices.  Under the terms of the in-perpetuity agreement, the Company provides exclusive use and supply of its proprietary ChronoFlex® polymer material that is specifically formulated for the development of orthopedic implant devices.

ChronoFilm is a registered trademark of PMI.  ChronoFlex is a registered trademark of CardioTech.  ChronoThane, ChronoPrene, HydroThane, PolyBlend and PolyWeld are tradenames of CardioTech.  DuraGraft and CardioPass are trademarks of CardioTech.

Research and Development

CardioTech is incorporating its proprietary polymer technology into a wide range of breakthrough medical applications, starting with coronary artery bypass.  The Company’s business model calls for vertically leveraging its technological and manufacturing expertise in order to expand royalty income, develop next generation polymers and manufacture new and complex medical devices.

CardioTech’s customers include large medical device companies in the U.S. and abroad.  The CardioPass graft is the Company’s proprietary, synthetic coronary artery bypass graft (“SynCAB”).  The Company is developing the CardioPass graft, using specialized ChronoFlex polyurethane materials, to produce a synthetic graft of 5mm in diameter specifically designed for use in coronary artery bypass graft (“CABG”) surgery.  If successfully developed, the Company believes that the SynCAB may be used initially to provide an alternative to patients with insufficient or inadequate (“suboptimal”) native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors.  The Company believes, however, that the CardioPass Graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

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

The Company has hired a European-based contract research organization (“CRO”) to assist in management of the entire clinical process. The CRO has helped the Company review possible sites in the European Union in order to select investigators who will follow the approved protocols. A site has been selected, a Principal Investigator has signed a letter of agreement  to conduct the trial and provide the necessary data for the clinical research report and we have received approval from the Ethics Committee.  Our Principal Investigator has participated in a wide range of cardiovascular clinical trials.  Achievement of this important milestone fits within the Company’s planned timeline and is an important benchmark in the commencement and completion of the clinical trial.  Next steps include a rigorous review by the Ministry of Health and the completion of paperwork for an import license, and preparation for patient selection.

With these steps still ahead, the Company expects that actual selection of patients will begin at the end of 2006. The patient enrollment process is not an easy one for a long-term surgical implant that is designed to improve outcomes for very sick patients.  Prior to each surgery, the Company’s investigators must receive patient consent for participation in the trials.  The surgeon then decides at the time of the operation whether or not to utilize the graft. The Company plans to review data after a 90-day follow up has been completed on each of the first three (3) patients.  This review will help it determine, with a minimal investment of time and money, if the process is as promising as the Company believes.

Patients will be followed for 90 days and assessed for graft patency and quality of life measures.  Following the completed clinical trial, the analyzed data will be submitted by CardioTech to the Notified Body in support of the Company’s CE Mark application.

LeMaitre Vascular Products, Inc., a third party contractor, has manufactured coronary grafts for our limited use.  In October 2006, the Company purchased proprietary equipment for $350,000 in cash which is designed for the future manufacture of its CardioPass grafts, as well as for the development of additional medical devices.  While the production of our own grafts depends on the results of clinical trials, production may be further delayed as a result of the requirement for equipment validation and, therefore may adversely affect our business.

In June 2006, the Company announced that it signed an agreement to develop innovative medical solutions for the treatment of congestive heart failure.  Development at the Company’s Gish Biomedical rapid prototype laboratories will utilize proprietary antithrombogenic Gish Biocompatible Surface (“GBS”) technology.

Manufacturing Operations

The Company generates approximately 97% of its product sales from manufacturing operations at Gish and CDT.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K for the fiscal ended March 31, 2006.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended September 30, 2006.  Our critical accounting policies are as follows:

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

•       Inventory Valuation.  We value our inventory at the lower of our actual cost or the current estimated market value.  We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve to sixty month period.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Results of Operations

Three Months Ended September 30, 2006 vs. September 30, 2005

Revenues

The following table presents revenues and the percent of total change in revenues for the three months ended September 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$4,993	94.5%	$5,763	95.5%
Royalties	289	5.5%	271	4.5%
	$5,282	100.0%	$6,034	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the three months ended September 30,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$4,865	97.4%	$5,520	95.8%
Contracted product design and development	128	2.6%	243	4.2%
	$4,993	100.0%	$5,763	100.0%

Medical device revenues for the three months ended September 30, 2006 were $4,865,000 as compared to $5,520,000 for the comparable prior year period, a decrease of $655,000, or 11.9%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices.  Medical device revenues decreased primarily due to fewer shipments of cardiopulmonary bypass products of approximately $500,000, principally due to fewer cardiopulmonary bypass procedures being performed and loss of customers.  In addition, there were fewer shipments of private-label products of approximately $70,000, primarily due to the loss of a major customer (the “End User”), as described below.

Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products in its private label business on a purchase order basis to a major customer (the “Intermediary”), who would then perform additional manufacturing processes and ship these products to the End User.  These products were developed previously by the End User who then transferred manufacturing to the Intermediary.  The Intermediary then engaged the Company to manufacture the products.  In March 2006, the End User sought to directly source products from the Company.

On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production.  During this time, the End User also began an alliance with a competitive supplier of branded catheters.

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  The Company’s plans at that time were to (i) identify, inspect and/or rework all products produced for the End User and (ii) to allow the End User to determine, in its sole discretion, whether the Company’s products were consistent with the End User’s specifications.  The End User has now determined that it will not order future products from the Company. During the three months ended September 30, 2006, the Company recorded $397,000 in revenues from the End User.

The Company had initially deferred the revenue related to shipments to the End User due to the uncertainty regarding customer acceptance of the shipped product. As the contracted period to notify the Company of any defective product passed during the second quarter without further notification from the End User of any defective product, the Company has determined that all revenue recognition criteria have been met and $397,000 of revenue related to shipments to the End User have been recorded. The costs associated with this revenue were expensed in prior periods because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

Contracted product design and development revenues for the three months ended September 30, 2006 were $128,000 as compared to $243,000 for the comparable prior year period, a decrease of $115,000 or 47.3%.  Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards the manufacture and shipment of private-label medical device products.

Royalties for the three months ended September 30, 2006 were $289,000 as compared to $271,000 for the comparable prior year period, an increase of $18,000 or 6.6%.  The Company has agreements to license its proprietary biomaterials technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials.

The Company recently announced that it had signed a supply and royalty agreement with a leading developer and manufacturer of orthopedic devices.  Under the terms of the in-perpetuity agreement, the Company provides exclusive use and supply of its proprietary ChronoFlex® polymer material that is specifically formulated for the development of orthopedic implant devices.  The Company will recognize royalty fees, which are paid annually, on a straight line basis over the contractual period, beginning in October 2006.

Gross Margin

The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sales for the three months ended September 30,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$1,308	26.2%	$1,353	23.5%

Gross margin on product sales (excluding royalty income) was 1,308,000, or 26.2% as a percentage of product revenue for the three months ended September 30, 2006, as compared to $1,353,000, or 23.5% for the comparable prior year period.

Without the effect of the above described $397,000 in revenues related to the End User, gross margin on product sales (excluding royalty income) was $911,000, or 19.8% as a percentage of product revenue for the three months ended September 30, 2006, as compared to $1,353,000, or 23.5% for the comparable prior year period.

The 3.7% decrease in gross margin as a percentage of product sales for the three months ended September 30, 2006, which excludes the $397,000 in revenues related to the End User, as compared to September 30, 2005 is due to: (i) fixed overhead costs becoming a higher percentage of reduced revenues at private-label manufacturer, (ii) marketplace pricing pressures on revenues in the cardiopulmonary business and (iii) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues for the three months ended September 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$391	7.4%	$386	6.4%

Research and development expenses for the three months ended September 30, 2006 were $391,000 as compared to $386,000 for the comparable prior year period, an increase of $5,000 or 1.3%.  CardioTech’s research and development efforts are focused on developing new applications of ChronoFlex, synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  In addition, the Company allocated a portion of the salary and related costs of Michael Szycher, Ph.D., former Chairman and CEO, for time spent on research and development activities.  These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs.

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is Chairman, CEO and a major shareholder.  The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass SynCAB.  This agreement expired as of July 15, 2006.  For the three months ended

September 30, 2005, $12,000 in expense was recognized related to this agreement.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the three months ended September 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Selling, general and administrative	$1,617	30.6%	$1,538	25.5%

Selling, general and administrative expenses for the three months ended September 30, 2006 were $1,617,000 as compared to $1,538,000 for the comparable prior year period, an increase of $79,000 or 5.1%.  This increase is attributable to staff recruitment costs, financial systems implementation expenses, and additional employees.

Interest and Other Income and Expense

Interest and other income and expense, net for the three months ended September 30, 2006 was $140,000 as compared to $80,000 for the comparable prior year period, an increase of $60,000, primarily due to the recovery of approximately $82,000 from one customer’s accounts receivable previously written-off in fiscal 2006.  This was partially offset by decreased interest income on lower cash balances.

Equity in Net Loss of CorNova, Inc.

The Company has invested $825,000 in CorNova, Inc.  During the three months ended September 30, 2006 the Company recorded and additional $75,000 of equity in net loss in its investment in CorNova and has now incurred the maximum cumulative net loss of $825,000.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Six Months Ended September 30, 2006 vs. September 30, 2005

Revenues

The following table presents revenues and the percent of total change in revenues for the six months ended September 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$9,674	94.4%	$11,200	95.9%
Royalties	578	5.6%	475	4.1%
	$10,252	100.0%	$11,675	100.0

The following table presents product sales by group expressed as a percentage of total product sales for the six months ended September 30,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$9,360	96.8%	$10,593	94.6%
Contracted product design and development	314	3.2%	607	5.4%
	$9,674	100.0%	$11,200	100.0%

Medical device revenues for the six months ended September 30, 2006 were $9,360,000 as compared to $10,593,000 for the comparable prior year period, a decrease of $1,233,000, or 11.6%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices.  Medical device revenues decreased primarily due to fewer shipments of cardiopulmonary bypass products of approximately $1,060,000, principally due to fewer cardiopulmonary bypass procedures being performed and loss of customers.  In addition, there were fewer shipments of private-label products of approximately $70,000, primarily due to the loss of a major customer, as described above.

Contracted product design and development revenues for the six months ended September 30, 2006 were $314,000 as compared to $607,000 for the comparable prior year period, a decrease of $293,000 or 48.3%.  Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in contracted product design and development services is a result of a shift towards the manufacture and shipment of private-label medical device products.

Royalties for the three months ended September 30, 2006 were $578,000 as compared to $475,000 for the comparable prior year period, an increase of $103,000 or 21.7%.  The Company has agreements to license its proprietary biomaterials technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials, accordingly, the increase in royalties during the six months ended September 30, 2006 is a result of increased shipments of product by these manufacturers

Gross Margin

The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sales for the six months ended September 30,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$1,962	20.3%	$2,318	20.7%

Gross margin on product sales (excluding royalty income) was 1,962,000 or 20.3% as a percentage of product revenue for the six months ended September 30, 2006, as compared to $2,318,000, or 20.7% for the comparable prior year period.

Without the effect of the above described $397,000 in revenues related to the End User, gross margin on product sales (excluding royalty income) was $1,565,000, or 16.9% as a percentage of product revenue for the six months ended September 30, 2006, as compared to $2,318,000, or 20.7% for the comparable prior year period.

The 3.8% decrease in gross margin as a percentage of product sales for the six months ended September 30, 2006, which excludes the $397,000 in revenues related to the End User, as compared to September 30, 2005 is due to: (i) fixed overhead costs becoming a higher percentage of reduced revenues, (ii) marketplace pricing pressures on revenues in the cardiopulmonary business and (iii) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues for the six months ended September 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$743	7.2%	$703	6.0%

Research and development expenses for the six months ended September 30, 2006 were $743,000 as compared to $703,000 for the comparable prior year period, an increase of $40,000 or 5.7%.  This increase is primarily a result of the timing of activities associated with the development of and clinical efforts associated with the CardioPass graft and activities for cardiopulmonary products.

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder.  The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s

CardioPass SynCAB.  This agreement expired as of July 15, 2006.  For the six months ended September 30, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 related to performance under this contract were recognized as a research and development expense.  For the six months ended September 30, 200, $12,000 in expense was recognized related to this agreement

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the six months ended September 30,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Selling, general and administrative	$3,234	31.5%	$2,948	25.3%

Selling, general and administrative expenses for the six months ended September 30, 2006 were $3,234,000 as compared to $2,948,000 for the comparable prior year period, an increase of $286,000 or 9.7%.  This increase is attributable to staff recruitment costs, financial systems implementation expenses, and the hiring of additional employees.

Interest and Other Income and Expense

Interest and other income and expense, net for the six months ended September 30, 2006 was $159,000 as compared to $89,000 for the comparable prior year period, an increase of $70,000, primarily due to the recovery of approximately $82,000 from one customer’s previously written-off accounts receivable in fiscal 2006.  This was partially offset by decreased interest income on lower cash balances.

Equity in Net Loss of CorNova, Inc.

The Company has invested $825,000 in CorNova, Inc.  During the six months ended September 30, 2006, the Company recorded an additional $278,000 of equity in net loss in its investment in CorNova and has now incurred the maximum cumulative net loss of $825,000.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $5.3 million, a decrease of $1.5 million when compared with a balance of $6.8 million as of March 31, 2006 and a decrease of $355,000 when compared with a balance of $5.6 million as of June 30, 2006.

During the six months ended September 30, 2006, the Company had net cash outflows of $1.5 million from operating activities as compared to net cash outflows of $833,000 for the comparable prior year period.  The approximate $650,000 increase in net cash outflows used in operating activities during the six months ended September 30, 2006 as compared to the comparable prior year period was primarily a result of:  (i) a larger net loss and (ii) and decreases in accounts payable and accrued expenses.

During the six months ended September 30, 2006, the Company issued 36,250 shares of the Company’s common stock as a result of the exercise of options, generating cash proceeds of approximately $62,000.  During the six months ended September 30, 2006, the Company purchased 600 shares of its common stock at an approximate cost of $1,500.

At September 30, 2006, the Company had no debt.  CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

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

As of September 30, 2006, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations consist of the following as of September 30, 2006:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$4,207	$804	$2,263	$1,140	$—
Purchase obligations	$2,130	2,130	—	—	—
	$6,337	$2,934	$2,263	$1,140	$—

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

Item 4.                       Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                       Legal Proceedings

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

Item 1A.              Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  CardioTech believes that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the period ended March 31, 2006 and its Quarterly Report on Form 10-Q for the period ended June 30, 2006.  The Company assumes no obligation to update the information contained in this filing.

Risks Related to Liquidity

We have reported net losses in the last five  fiscal years and may continue to report net losses in the future.  We cannot assure you that our revenue will be maintained at the current level or increase in the future.

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

The Company’s revenues were $5,282,000 and $6,034,000 for the three months ended September 30, 2006 and 2005, respectively.  We had net losses of $346,000 and $285,000 for the three months ended September 30, 2006 and 2005, respectively.  There is a risk that we will never be profitable.  None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

As of September 30, 2006 and 2005, goodwill represented approximately $487,000, or 2.6% and $1,638,000, or 7.1%, respectively, of our total assets and net amortizable intangibles represented approximately $523,000, or 2.8%, and $728,000 and 3.2%, respectively, of our total assets.

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

LeMaitre Vascular Products,  Inc., a third party contractor, has manufactured coronary grafts for our limited use.  In October 2006, the Company purchased proprietary equipment for $350,000 in cash which is designed for the future manufacture of its CardioPass grafts, as well as for the development of additional medical devices.  While the production of our own grafts depends on the results of clinical trials, production may be further delayed as a result of the requirement for equipment validation and, therefore may adversely affect our business.

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

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  The Company’s plans at that time were to (i) identify, inspect and/or rework all products produced for the End User and (ii) to allow the End User to determine, in its sole discretion, whether the Company’s products were consistent with the End User’s specifications.  The End User has now determined that it will not order future products from the Company.

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

Under current rules, the Company is required to comply with the requirements of Section 404 by March 31, 2007, provided that our market capitalization is greater than $75 million at September 30, 2006.  As our market capitalization was below $75 million on that date, we will be required to comply with the requirements at March 31, 2008.

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

Risks Related to Our Dependence on International Sales

International revenues accounted for approximately 16.0% and 17.9% of the Company’s total net sales for the three months ended September  30, 2006 and 2005, respectively.  International revenues are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products.  While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company’s products to international customers.  The foregoing factors could reduce international sales of the Company’s products and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal quarter, our stock price ranged from $1.13 to $1.90.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of September 30, 2006, there were 19,832,483 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of September 30, 2006, we had outstanding stock options and warrants of approximately 6,427,323 shares of our common stock, the exercise price of which range between $0.50 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition, should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information regarding shares purchased during the three months ended September 30, 2006.

Quarter Ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may be purchased under the plans
July 1 - 31, 2006	100	$1.75	100
August 1 - 31, 2006	—	$0.00	—
September 1 - 30, 2006	—	$0.00	—
Total	100	$1.75	100	575,313

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

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

On October 11, 2006, the Company held the 2006 Annual Meeting of Stockholders at which stockholders of record as of August 16, 2006 were entitled to vote on the following matters:

(1)          To elect two (2) directors to hold office until their successors shall be elected and shall have qualified; and

(2)          To ratify the selection of Ernst & Young LLP as CardioTech’s independent accountants for the fiscal year ending March 31, 2007.

As of August 16, 2006, the record date, there were 19,907,170 shares eligible to vote.  As of October 11, 2006, votes representing 18,139,890 shares were cast.  A majority of the stockholders voted in favor of and a motion was made approving the nomination of the directors and ratification of the independent accountants.  The results of the votes are as follows:

Proposal No. 1 - Election of Directors:

	For	Witheld
Michael F. Adams to serve as Class I director	17,918,355	221,535
Anthony J. Armini to serve as Class I director	17,891,246	248,644

Proposal No. 2 - Ratification of Independent Accountants:

	For	Against	Abstain
Ernst & Young LLP to serve as independent accountants for the fiscal year ended March 31, 2007	18,019,393	93,054	27,443

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit No.

31.1                           Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CardioTech International, Inc.

By:	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer and President

By:	/s/ Eric G. Walters
Eric G. Walters
Vice President and Chief Financial Officer

Dated:  November 6, 2006