Form 10-Q
period 2006-12-31
CARDIOTECH INTERNATIONAL INC
filed 2007-02-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-28034

CardioTech International, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

(978) 657-0075
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act, (Check one):

❑ Large Accelerated Filer  ❑ Accelerated Filer ☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

As of February 9, 2007, 20,009,983 shares of the registrant’s Common Stock were outstanding.

CARDIOTECH INTERNATIONAL, INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2006 and March 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months
	ended December 31, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended
	December 31, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CardioTech International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,085	$6,841
Short-term investment	1,012	-
Accounts receivable-trade, net of allowance of $365 and $572 as of December 31, 2006 and March 31, 2006, respectively	2,795	2,851
Accounts receivable-other	288	265
Inventories	5,223	4,786
Prepaid expenses and other current assets	242	210
Total current assets	12,645	14,953
Property, plant and equipment, net	4,232	4,059
Amortizable intangible assets, net	496	584
Goodwill	487	487
Other assets	122	130
Investment in CorNova, Inc.	-	238
Total assets	$17,982	$20,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$809	$1,750
Accrued expenses	1,394	936
Deferred revenue	414	132
Total current liabilities	2,617	2,818
Deferred rent	121	129
Stockholders' equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2006 and March 31, 2006	-	-
Common stock; $.01 par value; 50,000,000 shares authorized; 19,832,483 and 19,796,833 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively	198	198
Additional paid-in capital	36,767	36,685
Accumulated deficit	(21,721)	(19,339)
Accumulated other comprehensive loss	-	(40)
Total stockholders' equity	15,244	17,504
Total liabilities and stockholders' equity	$17,982	$20,451

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Product sales	$5,049	$5,240	$14,723	$16,452
Royalties	365	229	943	692
	5,414	5,469	15,666	17,144
Cost of sales	3,992	4,463	11,704	13,346
Gross margin	1,422	1,006	3,962	3,798
Operating expenses:
Research and development, regulatory and engineering	426	358	1,170	1,061
Selling, general and administrative	1,990	1,482	5,223	4,430
	2,416	1,840	6,393	5,491
Loss from operations	(994)	(834)	(2,431)	(1,693)
Interest and other income:
Interest income	44	9	103	31
Other income	124	-	224	68
Interest and other income, net	168	9	327	99
Equity in net loss of CorNova, Inc.	-	(133)	(278)	(216)
Net loss	$(826)	$(958)	$(2,382)	$(1,810)
Net loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.09)
Shares used in computing net loss per common share, basic and diluted	19,832	19,499	19,826	19,369

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	For The Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,382)	$(1,810)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	603	752
Equity in net loss of CorNova, Inc.	278	216
Provision for doubtful accounts	83	133
Share-based compensation	21	5
Deferred rent	(8)	(39)
Changes in assets and liabilities:
Accounts receivable-trade, net	(27)	109
Accounts receivable-other	(23)	(38)
Inventories	(437)	(618)
Prepaid expenses and other current assets	(32)	(35)
Accounts payable	(941)	(88)
Accrued expenses	458	16
Deferred revenue	282	(78)
Net cash flows used in operating activities	(2,125)	(1,475)

Cash flows from investing activities:
Purchase of property, plant and equipment	(687)	(342)
Purchase of short-term investment	(1,012)	-
Decrease in other assets	8	15
Net cash flows used in investing activities	(1,691)	(327)
Cash flows from financing activities:
Net proceeds from issuance of common stock	61	616
Purchase of common stock	(1)	(8)
Net cash flows provided by financing activities	60	608
Net change in cash and cash equivalents	(3,756)	(1,194)
Cash and cash equivalents at beginning of period	6,841	7,469
Cash and cash equivalents at end of period	$3,085	$6,275

Supplemental Disclosure of Cash Flow Information:
Interest received	$103	$31
Interest paid	$2	$-
Taxes paid	$2	$4

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that designs, develops, manufactures and sells materials and innovative products for the treatment of cardiovascular, orthopedic, oncology and other diseases. The Company’s subsidiaries and divisions are Gish Biomedical, Inc. (“Gish”) and Catheters and Disposables Technology, Inc. ("CDT"), and its biomaterials division. The Company operates in one segment, medical device manufacturing and sales.

The Company is using its proprietary technology to develop and manufacture the CardioPassTM synthetic coronary artery bypass grafts (“SynCAB”) made of ChronoFlexTM. If successfully developed, the Company believes that the CardioPass graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in SynCAB surgery as a result of repeat procedures, trauma, disease or other factors. Gish manufactures single use cardiopulmonary bypass products that have a disposable component. CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished, packaged and sterilized products. The biomaterials division develops, manufactures and sells ChronoFlex, a family of polyurethanes that have been demonstrated to be biocompatible and non-toxic. CardioTech has partnered to develop a drug-eluting stent. The Company owns approximately 31% of the issued and outstanding shares of common stock of CorNova, Inc. (“CorNova”), a privately held, development stage company focused on the development of a next-generation drug-eluting stent. Assuming the conversion to common stock of all of CorNova’s issued and outstanding shares of preferred stock, the Company’s shares of CorNova common stock would represent approximately 17% of the issued and outstanding equity of CorNova (See Note 14).

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Company’s corporate headquarters are located in Wilmington, Massachusetts, with manufacturing operations in California and Minnesota.

2.	Interim Financial Statements

The condensed consolidated financial information for the three and nine months ended December 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period. The results of operations for the three and nine months ended December 31, 2006 and 2005 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended March 31, 2006 and its Quarterly Reports on Form 10-Q as of and for the quarters ended June 30, 2006 and September 30, 2006 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 2006 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.	Cash, Cash Equivalents and Short-term Investment

The Company considers all highly liquid investments with original maturity less than 90 days from the date of purchase as cash equivalents. The Company’s cash equivalents consist principally of money market accounts. As of December 31, 2006, the Company’s only short-term investment was composed of a certificate of deposit having a maturity date of February 28, 2007.

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product. Delivery costs billed to customers for the three months ended December 31, 2006 and 2005 totaled $92,000 and $100,000, respectively. Delivery costs billed to customers for the nine months ended December 31, 2006 and 2005 totaled $275,000 and $307,000, respectively. Delivery costs billed to customers have been recorded as revenue.

5.	Stock Based Compensation

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three and nine months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three and nine month periods ended December 31, 2006, the Company recorded share-based compensation expense of approximately $13,000 and $21,000, respectively. For the three and nine month periods ended December 31, 2005, the Company recorded share-based compensation expense for options that vested of approximately $5,000 and $5,000, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the three and nine months ended December 31, 2005. Since stock-based compensation expense for the three and nine months ended December 31, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the three and nine months ended December 31, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below for the three and nine months ended December 31, 2005:

(in thousands, except per share data)	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net loss, as reported	$(958)	$(1,810)
Less: Stock-based employee compensation expense determined under fair value based method for all employee awards	(443)	(604)
Pro forma, net loss	$(1,401)	$(2,414)
Basic and diluted loss per share:
As reported	$(0.05)	$(0.09)
Pro forma	$(0.07)	$(0.12)

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options were fully vested. The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R. This action resulted in the immediate vesting of options to purchase 922,503 shares of the Company’s common stock. No compensation cost was recognized because of the acceleration, however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, then the Company would recognize compensation expense. The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting. At July 8, 2004 the total potential compensation expense was $149,000. There was no compensation cost related to the acceleration of vesting of stock options recorded for the three and nine months ended December 31, 2006 and 2005. At December 31, 2006, there is no remaining unrecognized compensation cost from the acceleration.

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

The fair value of options granted during the three and nine months ended December 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended Deember 31,
	2006	2005	2006	2005
Dividend yield	None	None	None	None
Expected volatility	103.00	80.00	103.00	80.00
Risk-free interest rate	4.67%	4.48%	4.68%	4.50%
Expected life	6.5 years	10 years	6.5 years	10 years

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. As of December 31, 2006, there are unvested options for approximately 161,877 shares and the Company believes that there is no risk of forfeiture. The limited number of unvested options are held by employees and a member of the Company’s Board of Directors and the Company expects these options to fully vest, therefore a forfeiture rate of zero has been assumed. The weighted average fair value of stock options granted during the three months ended December 31, 2006 and 2005 was $1.73 and $2.35 per share, respectively. The weighted average fair value of stock options granted during the nine months ended December 31, 2006 and 2005 was $1.76 and $2.29 per share, respectively.

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan” and, together with the 1996 Plan, the “Plans”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of common stock subject to such options in connection with certain changes in control of the Company. A similar provision is not included the 2003 Plan. In most cases, options granted under the Plans expire ten years from the grant date. Under Forms S-8 filed by the Company on June 12, 1996 and June 27, 2003, there are a total of 7,489,920 shares of common stock registered for issuance pursuant to the 1996 Plan. Under a Form S-8 filed by the Company on July 23, 2004, there are a total of 3,000,000 shares of common stock registered for issuance pursuant to the 2003 Plan. As of December 31, 2006, no options remain available for future grant under the 1996 Plan and 1,590,399 shares remain available for future grant under the 2003 Plan.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding option activity for the nine months ended December 31, 2006 under the Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2006	6,210,880	$2.21	6.50
Granted	210,418	1.76
Exercised	(36,250)	1.70
Cancelled	(410,451)	3.45
Forfeited	(424,412)	1.94
Options outstanding as of December 31, 2006	5,550,185	$2.12	6.25	$2,367,860
Options exercisable as of December 31, 2006	5,388,308	$2.13	6.15	$2,330,235

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 29, 2006 of $1.95 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Total intrinsic value of stock options exercised under the Plan for the three and nine months ended December 31, 2006 was $0 and $33,000, respectively.

6.	Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss) is the Company’s total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale by CorNova, foreign currency translation adjustments and minimum pension liability adjustments. During the three and nine months ended December 31, 2006 and 2005, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2006	2005	2006	2005
Net loss	$(826)	$(958)	$(2,382)	$(1,810)
Other comprehensive income (loss)	-	(58)	(40)	84
Comprehensive loss	$(826)	$(1,016)	$(2,422)	$(1,726)

7.	Related Person Transactions

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is Chairman, CEO and a major shareholder. The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass SynCAB. There were no expenses related to this agreement recognized for the three and nine months ended December 31, 2006. There was $38,000 in expenses related to this agreement recognized in the three and nine months ended December 31, 2005. This agreement expired as of July 15, 2006.

The Company provides research and development services to CorNova in connection with the development of the drug-eluting stent. During the three and nine months ended December 31, 2005, the Company recognized $12,000 in connection with these services. As of December 31, 2006, there were no accounts receivable or payables outstanding related to CorNova.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Inventories

Inventories consist of the following:

(in thousands)	December 31, 2006	March 31, 2006
Raw materials	$2,530	$2,143
Work in progress	1,145	1,033
Finished goods	1,548	1,610
Total inventories	$5,223	$4,786

9.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2006	March 31, 2006
Land	$500	$500
Building	2,153	2,053
Machinery, equipment and tooling	2,956	2,473
Furniture, fixtures and office equipment	748	651
Leasehold improvements	1,343	1,336
	7,700	7,013
Less: accumulated depreciation and amortization	(3,468)	(2,954)
	$4,232	$4,059

LeMaitre Vascular Products, Inc., a third party contractor, has manufactured coronary grafts for our limited use. In October 2006, the Company purchased proprietary equipment for $350,000 in cash which is designed for the future manufacture of its CardioPass grafts, as well as for the development of additional medical devices. Under the terms of the agreement, the seller of the equipment has rights to a 5% royalty on future net commercial sales of CardioPass grafts.

For the three months ended December 31, 2006 and 2005, depreciation expense was $185,000 and $200,000, respectively. For the nine months ended December 31, 2006 and 2005, depreciation expense was $514,000 and $608,000, respectively.

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

Options and warrants totaling 6,430,916 shares of common stock, that were outstanding as of December 31, 2006, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. Options and warrants totaling 7,258,040 shares of common stock, that were outstanding as of December 31, 2005, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. (Note 12).

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

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $982,000 and $709,000 for the three months ended December 31, 2006 and 2005, respectively, and $2,754,000 and $2,482,000 for the nine months ended December 31, 2006 and 2005, respectively. The Company has no long-lived assets outside the United States.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues for the presented periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2006	2005	2006	2005
Medical devices	$4,887	$4,958	$14,247	$15,550
Contracted product design and development	162	282	476	902
Royalties	365	229	943	692
	$5,414	$5,469	$15,666	$17,144

12.	Stockholders’ Equity

During the three months ended December 31, 2006 and 2005, the Company issued 0 and 45,000 shares of common stock, respectively, as a result of the exercise of options by employees, generating cash proceeds of $0 and $84,000, respectively. During the nine months ended December 31, 2006 and 2005, the Company issued 36,250 and 278,804 shares of common stock, respectively, as a result of the exercise of options by employees, generating cash proceeds of $62,000 and $616,000, respectively.

During the three months ended December 31, 2006 and 2005, the Company repurchased 0 and 1,500 shares of its common stock, respectively, at a cost of $0 and $2,800, respectively. During the nine months ended December 31, 2006 and 2005, the Company repurchased 600 and 3,300 shares of its common stock, respectively, at a cost of $1,500 and $6,200, respectively.

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in connection with a private placement receiving $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000. In connection with the transaction, the investors had rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which were exercisable for a period commencing December 22, 2004 and ending on July 27, 2005. Effective July 28, 2005 these additional investment rights were unexercised and expired.

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

For the three and nine months ended December 31, 2006 and 2005, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

14.	Investment in CorNova

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant Sciences Corporation, and CorNova, Inc. (“CorNova”). CorNova is a privately-held, development stage company, incorporated as a Delaware corporation on October 10, 2003. CorNova’s focus is the development of interventional catheters and stent systems . On March 5, 2004, CardioTech and Implant each agreed to transfer to CorNova 12,931 shares and 10,344 shares of their common stock (collectively, the “Contributory Shares”), respectively, in exchange for 1,500,000 shares, each, of CorNova’s common stock. The number of Contributory Shares issued reflects the fair market value of CardioTech’s and Implant’s common stock as of November 18, 2003, for an aggregate value of $75,000 each. As of November 18, 2003, this also resulted in CardioTech and Implant each receiving approximately thirty-one percent (31%) of the issued and outstanding common equity of CorNova.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the event of CorNova securing additional financing in the minimum amount of $1,000,000 and up to a maximum amount of $3,000,000 (the “Series A Financing”), CardioTech and Implant were each required to issue additional shares of their common stock (the “Investment Shares”), where the number of Investment Shares to be issued was equal to twenty-five percent (25%), of the gross proceeds of the Series A Financing divided by the respective five (5) day average of the closing prices of the common stock of CardioTech and Implant as published in the Wall Street Journal on the dates immediately preceding the closing of the Series A Financing. CorNova, Inc. completed its Series A Financing transaction on February 4, 2005. At that time, the Company became obligated to contribute shares of its common stock equal to $750,000. The number of shares was determined to be 308,642. Simultaneous with the issuance and exchange of the Investment Shares, as set forth in the Agreement, CardioTech granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer or any poly (carbonate) urethane containing derivative thereof for use on drug-eluting stents (collectively the “Technology”) In January 2006, CorNova sold 198,000 shares of CardioTech common stock that it owned .

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

The Series A Financing transactions resulted in the issuance by CorNova of 3,050,000 shares of preferred stock. The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price and the same voting rights as CorNova’s common stock. The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders. The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date. CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee. Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 2,000,000 shares of CorNova’s common stock to employees and consultants. At December 31, 2006, CorNova has granted approximately 1,055,000 options under the 2004 Plan.

CardioTech currently owns approximately 31% of the issued and outstanding common stock of CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 31% of the net loss of CorNova in its consolidated financial statements for the nine months ended December 31, 2006 and for three and nine months ended December 31,2005. During the three months ended December 31, 2006, the Company recorded equity in the net loss of CorNova of $0, and equity in comprehensive loss of CorNova of $0 (related to unrealized holding losses on securities classified as available-for-sale). During the three months ended December 31, 2005, the Company recorded equity in the net loss of CorNova of $133,000, and equity in comprehensive loss of CorNova of $58,000 (related to unrealized holding losses on securities classified as available-for-sale). The Company has invested $825,000 in CorNova, Inc. and has recorded cumulative net losses through December 31, 2006 of $825,000 from CorNova. Therefore, no further losses will be recorded by the Company.

At December 31, 2006, CorNova had total assets of $2,081,000, of which $716,000 was cash and short-term investments, liabilities totaling $223,000 and Stockholders’ Equity of $1,858,000 of which $3,942,000 is a retained earnings deficit and $610,000 is comprehensive loss related to the decline in market value of the common stock of CardioTech and Implant held by CorNova and which was transferred to CorNova in the transactions discussed above.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 174,687 shares have been purchased as of December 31, 2006. In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, the Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.. For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2006 and September 30, 2006.

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

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”), was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged with and into CardioTech effective March 2004. In June 2006, the Company’s Board of Directors decided to cease the operations of Dermaphylyx, the costs of which are immaterial to the Company’s operations.

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

In March 2004, CardioTech joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova. CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. Assuming the conversion to common stock of all of CorNova’s issued and outstanding shares of preferred stock, the Company’s shares of CorNova common stock would represent approximately 17% of the issued and outstanding equity of CorNova. Although CorNova is expected to incur future operating losses, the Company has no obligation to fund CorNova.

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

The Company has hired a European-based contract research organization (“CRO”) to assist in management of the entire clinical process. The CRO has helped the Company review possible sites in the European Union in order to select investigators who will follow the approved protocols. A site has been selected, a Principal Investigator has signed a letter of agreement to conduct the trial and provide the necessary data for the clinical research report and we have received approval from the Ethics Committee. Our Principal Investigator has participated in a wide range of cardiovascular clinical trials. Achievement of this important milestone fits within the Company’s planned timeline and is an important benchmark in the commencement and completion of the clinical trial. The Company has received approval from the Ministry of Health. In January 2007, with the receipt of an export license from the FDA, the Company announced that the clinical trial for the CE Mark had started.

The Company now expects that actual selection of patients will begin in the last quarter of fiscal 2007. The patient enrollment process is not an easy one for a long-term surgical implant that is designed to improve outcomes for very sick patients. Prior to each surgery, the Company’s investigators must receive patient consent for participation in the trials. The surgeon then decides at the time of the operation whether or not to utilize the graft. The Company plans to review data after a 90-day follow up has been completed on each of the first three (3) patients. This review will help it determine, with a minimal investment of time and money, if the process is as promising as the Company believes.

Patients will be followed for 90 days and assessed for graft patency and quality of life measures. Following the completed clinical trial, the analyzed data will be submitted by CardioTech to the Notified Body in support of the Company’s CE Mark application

LeMaitre Vascular Products, Inc., a third party contractor, has manufactured coronary grafts for our limited use. In October 2006, the Company purchased proprietary equipment for $350,000 in cash which is designed for the future manufacture of its CardioPass grafts, as well as for the development of additional medical devices. While the production of our own grafts depends on the results of clinical trials, production may be further delayed as a result of the requirement for equipment validation and, therefore may adversely affect our business.

In June 2006, the Company announced that it signed an agreement to develop innovative medical solutions for the treatment of congestive heart failure. Development at the Company’s Gish Biomedical rapid prototype laboratories will utilize proprietary antithrombogenic Gish Biocompatible Surface (“GBS”) technology.

Business Strategy

The Company’s vision is to become a world-class, technology company focused on customer driven solutions in the medical device industry. To achieve this end, the Company’s goal is to better combine its proprietary core polymer technology with new product applications and expand customers’ access to the Company’s capabilities. The Company has begun the process to vertically integrate its biomaterials division, the developer, manufacturer and marketer of the Company’s proprietary polymers, with its CDT unit, which designs and manufactures disposable medical devices. An important initial step is the recent senior management hires at CDT of a new Vice President and General Manager, Product Development Engineering Director, and Regional Sales Manager.

In January 2007, the Company retained Silverwood Partners, an investment banking firm, to identify potential purchasers of its Gish Biomedical, Inc. unit ("Gish"), located in southern California and to manage the sale of Gish. The Company believes that Gish is a strong brand name that has been associated for over 30 years with the provision of innovative, high quality, disposable medical products. The Company believes that Gish is not a fit with CardioTech’s strategic direction and the sale of Gish will permit the redeployment of capital into CardioTech’s ongoing growth initiatives. The sale of Gish is an opportunity to align the business with an acquirer that is focused on capitalizing on the strength of the respected Gish brand in the worldwide medical device marketplace.

The Company recently completed an in-depth study of its strengths and weaknesses and the opportunities in the medical device marketplace. This effort was designed to make the Company more competitive than in the past. The research pinpointed the Company’s unique materials sciences strengths that have the potential to be marketed to the Company’s existing customer base and to a broader range of medical device developers. Most importantly, the Company also discovered a major void in the marketplace that it believes it can fill with its strong materials sciences capabilities to maximize the early development phase of devices that utilize polymers.

To fill that void, the Company is now in the process of expanding its development laboratory at the Company’s headquarters in Massachusetts. The expansion of the Company development laboratory is a key element of the Company’s plan to vertically integrate the Company’s OEM manufacturing operation in Minnesota with the Company’s biomaterials operations here in Wilmington. The Company’s aim is to better combine the Company core polymer technology with new product applications and expand customers' access to the Company capabilities.

The Company is also conducting a comprehensive review of intellectual property held by other companies in which the Company’s proprietary polymers are cited. The results of this review may lead to additional opportunities to exercise the Company strategy of seeking license and royalty arrangements for the exclusive use of the Company polymers.

Manufacturing Operations

The Company generates approximately 97% of its product sales from manufacturing operations at Gish and CDT.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K for the fiscal ended March 31, 2006. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There has been no change to our critical accounting policies through the fiscal quarter ended December 31, 2006. Our critical accounting policies are as follows:

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

Results of Operations

Three Months Ended December 31, 2006 vs. December 31, 2005

Revenues

The following table presents revenues by group expressed as a percentage of total revenues for the three months ended December 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$5,049	93.3%	$5,240	95.8%
Royalties	365	6.7%	229	4.2%
	$5,414	100.0%	$5,469	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the three months ended December 31,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$4,887	96.8%	$4,958	94.6%
Contracted product design and development	162	3.2%	282	5.4%
	$5,049	100.0%	$5,240	100.0%

Medical device revenues for the three months ended December 31, 2006 were $4,887,000 as compared to $4,958,000 for the comparable prior year period, a decrease of $71,000, or 1.4%. Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices. Medical device revenues of cardiopulmonary bypass products were unchanged. There were fewer shipments of private-label products of approximately $140,000, primarily due to the loss of a major customer. Shipments of products for the biomaterial division increased by approximately $70,000.

Contracted product design and development revenues for the three months ended December 31, 2006 were $162,000 as compared to $282,000 for the comparable prior year period, a decrease of $120,000 or 42.6%. Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services. The decrease in contracted product design and development services is a result of the Company’s previous shift towards the manufacture and shipment of private-label medical device products, together with the transitioning to a new Regional Sales Manager.

Royalties for the three months ended December 31, 2006 were $365,000 as compared to $229,000 for the comparable prior year period, an increase of $136,000 or 59.4%. The Company has agreements to license its proprietary biomaterials technology to medical device manufacturers. Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials. Accordingly, the increase in royalties during the three months ended December 31, 2006 is a result of increased shipments of product by these manufacturers. Additionally, in October 2006, the Company announced that it had signed a supply and royalty agreement with a leading developer and manufacturer of orthopedic devices. Under the terms of the in-perpetuity agreement, the Company provides exclusive use and supply of its proprietary ChronoFlex® polymer material that is specifically formulated for the development of orthopedic implant devices. The Company will recognize these fees as revenue in accordance with the terms of the contract.

Gross Margin

The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sales for the three months ended December 31,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$1,057	20.9%	$777	14.8%

Gross margin on product sales (excluding royalty income) was $1,057,000, or 20.9% as a percentage of product revenue for the three months ended December 31, 2006, as compared to $777,000, or 14.8% for the comparable prior year period.

The 6.1% increase in gross margin as a percentage of product sales for the three months ended December 31, 2006, as compared to December 31, 2005, is principally due to two offsetting factors. First, the Company recorded a $240,000 provision for a voluntary recall of certain cardiopulmonary products in the three months ended December 31, 2005, thereby reducing gross margin percent from 18.7% to 14.8% in 2005. Secondly, in 2006, the Company generated higher overall gross margin in its private-label business due to the cessation earlier in the year of lower margin shipments to a major customer. See discussion below about the End User.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues for the three months ended December 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$426	7.9%	$358	6.5%

Research and development expenses for the three months ended December 31, 2006 were $426,000 as compared to $358,000 for the comparable prior year period, an increase of $68,000 or 19.0%. CardioTech’s research and development efforts are focused on developing new applications of ChronoFlex, synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The Company had additional staff for research and development in the three months ended December 31, 2006. These individuals work on a variety of projects, including production support, and the Company believes it is operating at the minimum staffing level to support its operating needs.

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is Chairman, CEO and a major shareholder. The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass SynCAB. This agreement expired as of July 15, 2006. For the three months ended December 31, 2005, there were no expenses recognized related to this agreement.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the three months ended December 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Selling, general and administrative	$1,990	36.8%	$1,482	27.1%

Selling, general and administrative expenses for the three months ended December 31, 2006 were $1,990,000 as compared to $1,482,000 for the comparable prior year period, an increase of $508,000 or 34.3%. This increase is attributable, in part, to approximately $330,000 in costs, which include a strategic consulting study and incremental legal and recruiting fees. Without the effect of the above costs, selling, general and administrative expenses for the three months ended December 31, 2006 increased $178,000, or by 12.0%, and were equal to 30.7% of revenues. The remaining increase is primarily due to additional management employees.

Interest and Other Income and Expense

Interest and other income and expense, net for the three months ended December 31, 2006 was $168,000 as compared to $9,000 for the comparable prior year period, an increase of $159,000, primarily due to: (i) the recovery of approximately $124,000 from one customer’s previously written-off accounts receivable in fiscal 2006 and (ii) increased interest income.

Equity in Net Loss of CorNova, Inc.

The Company has invested $825,000 in CorNova, Inc. During the three months ended September 30, 2006 the Company recorded an additional $75,000 of equity in net loss in its investment in CorNova, which resulted in the Company recording the maximum allowable cumulative net loss. Accordingly there was no additional recognition of equity in net loss of CorNova for the three months ended December 31, 2006. The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Nine months ended December 31, 2006 vs. December 31, 2005

Revenues

The following table presents revenues by group expressed as a percentage of total revenues for the nine months ended December 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$14,723	94.0%	$16,452	96.0%
Royalties	943	6.0%	692	4.0%
	$15,666	100.0%	$17,144	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the nine months ended December 31,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$14,247	96.8%	$15,550	94.5%
Contracted product design and development	476	3.2%	902	5.5%
	$14,723	100.0%	$16,452	100.0%

Medical device revenues for the nine months ended December 31, 2006 were $14,247,000 as compared to $15,550,000 for the comparable prior year period, a decrease of $1,303,000, or 8.4%. Medical devices for the nine months ended December 31, 2006 are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices. Medical device revenues decreased primarily due to fewer shipments of cardiopulmonary bypass products of approximately $1,050,000, principally due to fewer cardiopulmonary bypass procedures being performed and loss of customers. In addition, there were fewer shipments of private-label products of approximately $200,000, primarily due to the loss of the End User (as defined herein below) as a major customer.

Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products in its private label business on a purchase order basis to a major customer (the “Intermediary”), who would then perform additional manufacturing processes and ship these products to the end user (the “End User”). These products were developed previously by the End User who then transferred manufacturing to the Intermediary. The Intermediary then engaged the Company to manufacture the products. In March 2006, the End User sought to directly source products from the Company. On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production. During this time, the End User also began an alliance with a competitive supplier of branded catheters. The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications. The Company recorded revenues of $397,000 related to shipments of branded catheter products to the End User during the six months ended September 30, 2006. There were no additional shipments of branded catheters to the End User during the three month period ended December 31, 2006.

Contracted product design and development revenues for the nine months ended December 31, 2006 were $476,000 as compared to $902,000 for the comparable prior year period, a decrease of $426,000 or 47.2%. Contracted product design and development services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services. The decrease in contracted product design and development services is a result of the Company’s previous shift towards the manufacture and shipment of private-label medical device products, together with the transitioning to a new Regional Sales Manager.

Royalties for the nine months ended December 31, 2006 were $943,000 as compared to $692,000 for the comparable prior year period, an increase of $251,000 or 36.3%. The Company has agreements to license its proprietary biomaterials technology to medical device manufacturers. Royalties are earned when these manufacturers sell medical devices which use the Company’s biomaterials, accordingly, the increase in royalties during the nine months ended December 31, 2006 is a result of increased shipments of product by these manufacturers. Additionally, in October 2006, the Company announced that it had signed a supply and royalty agreement with a leading developer and manufacturer of orthopedic devices. Under the terms of the in-perpetuity agreement, the Company provides exclusive use and supply of its proprietary ChronoFlex® polymer material that is specifically formulated for the development of orthopedic implant devices. The Company will recognize these fees as revenue in accordance with the terms of the contract.

Gross Margin

The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sales for the nine months ended December 31,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$3,019	20.5%	$3,106	18.9%

Gross margin on product sales (excluding royalty income) was $3,019,000 or 20.5% as a percentage of product revenue for the nine months ended December 31, 2006, as compared to $3,106,000, or 18.9% for the comparable prior year period.

The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications. The Company’s plans at that time were to (i) identify, inspect and/or rework all products produced for the End User and (ii) to allow the End User to determine, in its sole discretion, whether the Company’s products were consistent with the End User’s specifications. As the contractual period for the End User to notify the Company of any defective product had passed as of September 30, 2006, the Company determined that all revenue recognition criteria had been met and the Company recorded $397,000 in revenues from the End User. This amount represents cash received during the six months ended September 30, 2006 from the End User. As of June 30, 2006, $340,000 of this amount was deferred. Costs associated with this revenue have been recorded as period expenses in the three months ended March 31, 2006 and June 30, 2006.

Without the effect of the above described $397,000 in revenues related to the End User, gross margin on product sales (excluding royalty income) was $2,622,000, or 18.4% as a percentage of product revenue for the nine months ended December 31, 2006, as compared to $3,106,000, or 18.9% for the comparable prior year period.

The 0.5% decrease in gross margin as a percentage of product sales for the nine months ended December 31, 2006, which excludes the $397,000 in revenues related to the End User as compared to December 31, 2005 is due to offsetting factors: (i) marketplace pricing pressures on revenues in the cardiopulmonary business in 2006, (ii) increased raw material costs in 2006 for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies and (iii) a $240,000 provision for a voluntary recall of certain cardiopulmonary products in the three months ended December 31, 2005.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development, regulatory and engineering expenses as a percentage of revenues for the nine months ended December 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$1,170	7.5%	$1,061	6.2%

Research and development, regulatory and engineering expenses for the nine months ended December 31, 2006 were $1,170,000 as compared to $1,061,000 for the comparable prior year period, an increase of $109,000 or 10.3%. This increase is primarily a result of the timing of activities associated with the development of and clinical efforts associated with the CardioPass graft, the hire of additional staff and activities for cardiopulmonary products.

The Company has an investment in CorNova, Inc., of which Dr. Eric Ryan is President and a major shareholder. The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass SynCAB. This agreement expired as of July 15, 2006. For the nine months ended December 31, 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 related to performance under this contract were recognized as a research and development expense.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the nine months ended December 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Selling, general and administrative	$5,223	33.3%	$4,430	25.8%

Selling, general and administrative expenses for the nine months ended December 31, 2006 were $5,223,000 as compared to $4,430,000 for the comparable prior year period, an increase of $793,000 or 17.9%. This increase is, in part, attributable to approximately $450,000 in such costs, which include a strategic consulting study and incremental legal, Board of Directors and recruiting fees. Without the effect of the above costs, selling, general and administrative expenses for the three months ended December 31, 2006 increased $178,000, or by 7.7%, and were equal to 30.5% of revenues. The remaining increase is primarily due to additional management employees.

Interest and Other Income and Expense

Interest and other income and expense, net for the nine months ended December 31, 2006 was $327,000 as compared to $99,000 for the comparable prior year period, an increase of $228,000, primarily due to the (i) recovery of approximately $207,000 from one customer’s previously written-off accounts receivable in fiscal 2006 and (ii) increased interest income.

Equity in Net Loss of CorNova, Inc.

The Company has invested $825,000 in CorNova, Inc. During the nine months ended December 31, 2006, the Company recorded an additional $278,000 of equity in net loss in its investment in CorNova, which resulted in the Company recording the maximum allowable cumulative net loss. The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Liquidity and Capital Resources

As of December 31, 2006, the Company had cash and cash equivalents and a short-term investment of $4.1 million, a decrease of $2.7 million when compared with a balance of $6.8 million as of March 31, 2006.

During the nine months ended December 31, 2006, the Company had net cash outflows of $2.1 million from operating activities as compared to net cash outflows of $1.5 million for the comparable prior year period. The approximate $650,000 increase in net cash outflows used in operating activities during the nine months ended December 31, 2006 as compared to the comparable prior year period was primarily a result of: (i) an increase in net loss, due, in part, to $450,000 in expenses described above and (ii) a decrease in aggregate accounts payable and accrued expenses. During the nine months ended December 31, 2006, the Company had net cash outflows of $1,691,000 from investing activities as compared to net cash outflows of $327,000 for the comparable prior year period. The approximate $1,364,000 increase in net cash outflows from investing activities is a result of the purchase of a $1.0 million short-term investment and the purchase by the Company in October 2006 of proprietary equipment for $350,000 in cash which is designed for the future manufacture of the Company’s CardioPass grafts, as well as for the development of additional medical devices.

During the nine months ended December 31, 2006, the Company issued 36,250 shares of the Company’s common stock as a result of the exercise of options, generating cash proceeds of approximately $61,000.

At December 31, 2006, the Company had no debt. CardioTech believes its current cash position will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

In January 2007, the Company retained Silverwood Partners, an investment banking firm, to identify potential purchasers of its Gish Biomedical, Inc. unit ("Gish"), located in southern California and to manage the sale of Gish. The Company believes that Gish is a strong brand name that has been associated for over 30 years with the provision of innovative, high quality, disposable medical products. The Company believes that Gish is not a fit with CardioTech’s strategic direction and the sale of Gish will permit the redeployment of capital into CardioTech’s ongoing growth initiatives. The sale of Gish is an opportunity to align the business with an acquirer that is focused on capitalizing on the strength of the respected Gish brand in the worldwide medical device marketplace.

The Company’s future growth may depend upon its ability to raise capital from the sale of Gish and other sources to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft. CardioTech may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. CardioTech’s capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in CardioTech’s development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

Contractual obligations consist of the following as of December 31, 2006:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$3,118	$831	$2,245	$42	$-
Purchase obligations	$2,039	2,039	-	-	-
	$5,157	$2,870	$2,245	$42	$-

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

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We own certain money market funds and a certificate of deposit that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, investing or financing activities. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or resolutions of operations.

Item 1A. Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock (the “2001 Repurchase Plan”), of which 174,687 shares have been purchased as of December 31, 2006. During the three months ended December 31, 2006 there were no shares of the Company’s common stock purchased pursuant to the 2001 Repurchase Plan. In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock (the “2004 Repurchase Plan,” and collectively with the 2001 Repurchase Plan is hereinafter referred to as the “Repurchase Plans”). As of December 31, 2006 there have been no purchases of the Company’s common stock pursuant to the 2004 Repurchase Plan. The Company announced that purchases pursuant to the Repurchase Plans may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management. As of December 31, 2006, the maximum number of shares of the Company’s common stock that may be purchased pursuant to the Repurchase Plans is 575,313 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The information required by this Item relating to our annual meeting of stockholders held on October 11, 2006 was disclosed under Part II, Item 4 of our Quarter Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated herein by reference.

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

Dated: February 14, 2007