Form 10-K
period 2007-03-31
CARDIOTECH INTERNATIONAL INC
filed 2007-06-27
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-28034

CardioTech International, Inc.

(Name of small business issuer in its charter)

Massachusetts	04-3186647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to

such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. Or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 25, 2007, 20,031,650 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $25,067,510 based on the last sale price as reported by the American Stock Exchange on such date.

Portions of the registrant’s definitive proxy statement for its fiscal year ended March 31, 2007 to be issued in conjunction with the registrant’s annual meeting of shareholders, expected to be held in September 2007, are incorporated by reference in Part III if this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended March 31, 2007.

CARDIOTECH INTERNATIONAL, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2007

PART I

Item 1.                       Description of Business

Cautionary Note Regarding Forward Looking Statements

This Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K.  For example, the Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

General

Overview

CardioTech International, Inc. (the “Company” or “CardioTech”) is a medical device company that designs, develops, manufactures and sells innovative products and materials for the treatment of cardiovascular, orthopedic, oncological, urological and other diseases.  Our business model calls for leveraging our technological and manufacturing expertise in order to expand our royalty, development and license fee income, develop next generation polymers and manufacture new and complex medical devices.  We are focusing on developing and marketing polymers that can be used in products that are designed to reduce risk, trauma, cost and surgical procedure time.

History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $0.01 per share, which PMI owned, to PMI stockholders of record.  Our materials science technology is principally based upon the ChronoFlexTM proprietary polymers which represent our core technology.

In July 1999, we acquired the assets of Tyndale-Plains Hunter, Ltd., a manufacturer of specialty hydrophilic polyurethanes.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”) was formed by certain of our affiliates to develop advanced wound healing products.  Dermaphylyx was merged with and into the Company effective March 2004 as a wholly-owned subsidiary of CardioTech.  In June 2006, our Board of Directors decided to cease the operations of Dermaphylyx.  The net assets of Dermaphylyx were immaterial to the Company.

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products.  Our engineering services and contract manufacturing primarily operate through our CDT subsidiary.  Certain devices designed, developed and manufactured for customers by CDT include sensing, balloon and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined Gish does not fit our strategic direction.  In January 2007, we retained an investment banking firm to identify potential purchasers of Gish and to manage its sale.  The expected sale of Gish will permit the redeployment of capital into our ongoing growth initiatives.

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. We own common stock of CorNova, representing a 16% equity interest, based on the total outstanding preferred and common stock of CorNova. Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

We operate as one segment, medical device manufacturing and sales.

Business Strategy

Our vision is to be a world-class, technology company focused on customer driven solutions in the medical device industry. To achieve this end, our goal is to better combine our proprietary core polymer technology with new product applications and expand customers’ access to our capabilities.  In fiscal 2007, we began the process to vertically integrate our materials science technology operations, the developer, manufacturer and marketer of our proprietary polymers, with engineering services and contract manufacturing primarily operating from our Minnesota facility.  An important step was the hiring of a Vice President and General Manager, Product Development Engineering Director, and Regional Sales Manager at our Minnesota facility.

During fiscal 2007, we completed an in-depth study of our strengths and weaknesses and the opportunities in the medical device marketplace.  This effort was designed to make us more competitive than in the past.  The research pinpointed our unique materials science strengths that have the potential to be marketed to our existing customer base and to a broader range of medical device developers.  Most importantly, we also discovered a major void in the marketplace we believe can be filled with our strong materials science capabilities to maximize the early development phase of devices that utilize polymers.

We are now in the process of expanding our development laboratories at our Minnesota and Massachusetts facilities.  The expansion of our development laboratories is a key element of our plan to vertically integrate our engineering services and contract manufacturing operations in Minnesota with our materials science technology operations in Massachusetts.  Our goal is to better combine our core polymer technology with new product applications and expand customer access to our capabilities.

We are conducting ongoing reviews of intellectual property held by other companies in which our proprietary polymers are cited.  The results of these reviews may lead to additional opportunities to exercise our strategy of seeking license and royalty arrangements for the exclusive use of our polymers.

Technology

Our unique materials science strengths are embodied in our family of proprietary polymers.  We manufacture and sell our custom polymers under the trade names ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, and PolyBlend.  The ChronoFlex family of polymers has the potential to be marketed beyond our existing customer base.  Our goal is to fulfill the market’s need for advanced materials science capabilities, thereby enabling customers to improve devices that utilize polymers.  Our chemists continue to develop the ChronoFlex family of medical-grade polymers.  Conventional polymers are susceptible to degradation resulting in catastrophic failure of long-term implantable devices such as pacemaker leads.  ChronoFlex and ChronoThane polymers are designed to overcome such degradation and reduce the incidents of infections associated with invasive devices.

Key characteristics of our polymers are i) optional use as lubricious coatings for smooth insertion of a device into the body, ii) antimicrobial properties that are part of the polymer itself, and iii) mechanical properties, such as hardness and elasticity, sufficient to meet engineering requirements.  We believe our technology has wide application in increasing biocompatibility, drug delivery, infection control and expanding the utility of complex devices in the hospital and clinical environment.

We also manufacture and sell our proprietary HydroThane polymers to medical device manufacturers that are evaluating HydroThane for use in their products.  HydroThane is a thermoplastic, water-absorbing, polyurethane elastomer possessing properties which we believe make it well suited for the complex requirements of a variety of catheters.  In addition to its physical properties, we believe HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility.  When hydrated, HydroThane has elastic properties similar to living tissue.

We also manufacture specialty hydrophilic polyurethanes that are primarily sold to customers as part of an exclusive arrangement.  Specifically, these customers are supplied tailored, patented hydrophilic polyurethanes in exchange for multi-year, royalty-bearing exclusive supply contracts.

The development and manufacture of our products are subject to good laboratory practices (“GLP”) and quality system regulations (“QSR”) requirements prescribed by the Food and Drug Administration (“FDA”) and other standards prescribed by the appropriate regulatory agency in the country of use.  There can be no assurance that we will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that we or any suppliers can comply with GLP or the QSR, as applicable, or that we or such suppliers will be able to manufacture an adequate supply of products.  Both our California and Minnesota facilities are ISO 13485 certified.

ChronoFilm is a registered trademark of PMI.  ChronoFlex is our registered trademark.  ChronoThane, ChronoPrene, HydroThane, and PolyBlend are our tradenames.  CardioPass is our trademark.

Intellectual Property

We own or license 4 patents relating to our vascular graft manufacturing and polymer technology and products.  While we believe our patents secure our exclusivity with respect to certain of our technologies, there can be no assurance that any patents issued would afford us adequate protection against competitors which sell similar inventions or devices, nor can there be any assurance that our patents will not be infringed upon or designed around by others.  However, we intend to vigorously enforce all patents issued to us.

In June 2007, we filed for a U.S. patent on our proprietary antimicrobial formulation for ChronoFlex.  Current technology in the marketplace uses antibiotic drugs.  The antimicrobial component of our polymers has been designed to be non-leaching as a result of the polymerization process.

In addition, PMI has granted us an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the “Implantable Device and Materials Field”).  PMI also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the ChronoFlex polyurethane patents relating to the ChronoFlex technology (“Joint Technology”).  PMI has granted us a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

Manufacturing and Service Operations

We manufacture polymers at our Massachusetts facility.  We perform engineering services and contract manufacturing at our Minnesota facility with technical support provided by our Massachusetts operations.  Medical devices used in open-heart surgery procedures, including cardiovascular tubing systems and oxygenators, are manufactured at our California facility.

During the years ended March 31, 2007, 2006 and 2005, we generated approximately 89%, 91% and 89%, respectively, of our product sales from manufacturing operations.

Product and Services

Materials Science Technology

We manufacture polymeric materials with a wide-range of physical and biological properties.  Our polymers are available with a variety of mechanical strengths and possess unique characteristics such as biodurability, biocompatibility, lubricity and antimicrobial properties.  These polymeric materials may be used as structural engineering polymers or as coatings for metallic and polymeric surfaces and have a history of use in both short and long-term implant applications.

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2007, 2006 and 2005, we generated revenues from royalties of $1,558,000, $977,000, and $774,000, respectively.

Engineering Services

Innovative engineering and recognized creativity have produced patented product designs for many of our customers.  Engineering and manufacturing services offer customers access to the latest technologies and innovations for developing catheters and disposable medical products.  Our engineering services team applies the latest in medical device technology and polymer science to projects, tailoring services to the specific needs of each customer.  Working closely with each customer, our team of scientists and engineers works from concept development through manufacturing transfer, helping make the customer’s product concept a reality.

Today’s advanced medical devices often require unique biodurable and bioresorbable materials to optimize product performance.  Customers look to our biomaterials scientists, chemists and experts in materials processing to develop a material specific to their needs.  The team includes experts in minimally invasive surgical devices, advanced polymer chemistry, advanced materials processing, statistical process control, continuous improvement engineering and supply chain management.

We have established concept centers in our Massachusetts and Minnesota facilities which enable customers to access technical experts in advanced biomaterials development and processing to help develop product ideas, refine concepts and/or solve the technical problems to enable the customer to bring their product to market.  The centers are focused on better combining core polymer technology with new product applications to expand customer access to our materials sciences and product development expertise, to establish new customer relationships and to deepen those with existing customers.  Beyond the development phase, we seek to extend our relationships with our customers whenever possible to the manufacturing of a device.

Contract Manufacturing

We provide seamless integration of our design, development and manufacturing processes, which, we believe, enables our customers to bring products to market more quickly than they would be able to otherwise.  High quality standards are assured through robust quality control systems.  From low to high volume, from component to complete device manufacturing, we believe that we deliver quality, reliability and lower cost to our customers.  Our contract manufacturing capabilities enable us to serve the following markets:

•                  Orthopedics – Artificial joints

•                  Spine – Implants

•                  Drug Delivery – Oncology, Vascular Access

•                  Cardiovascular – Stents, Grafts

•                  Endoscopy – Billary Stents

•                  Diabetes Management – Sensors, Glucose Monitors

•                  Neurology – Thrombectomy Catheters

•                  Urology – Catheter Coatings, Stents

•                  Gastroenterology – Feeding Tubes

•                  Ear/Nose/Throat – Inner Ear Drug Delivery Catheters

•                  Interventional Radiology – Peripheral Balloons, Infusion Catheters

Gish Biomedical

During open-heart surgery, the patient’s blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator device, which oxygenates the blood before it is returned to the patient.  Gish manufactures, assembles and sells custom tubing sets, all-inclusive operating packs, oxygenators and other medical devices used in this process within open heart operating procedures.  Such devices and components are manufactured and assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish’s specialty distributors, which service such hospitals.

Medical devices and components manufactured and assembled for sale at Gish are as follows:

•                  Custom Cardiovascular Tubing Systems.  Custom tubing sets used to transport a patient’s blood from the heart to other devices used to oxygenate the blood before it is returned to the patient.  Revenues from sales of custom tubing systems sold separately equaled 12% of our consolidated revenues for each of the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

•                  Arterial Filters.  The last device the blood passes through in the cardiovascular bypass circuit as it is being returned to the patient, the arterial filter removes gaseous micro-emboli and debris from the patient’s blood, which are generated by the oxygenation system.

•                  Cardiotomy Reservoirs.  Cardiac suction is a technique employed in open-heart surgery to recover shed blood in the chest cavity and return it to the patient.  The use of this technique reduces the requirements for whole blood replacement from donor sources, thereby reducing the risk of blood compatibility problems and blood-borne viral diseases such as AIDS and hepatitis.  Our cardiotomy reservoir systems consist of a polycarbonate reservoir, defoaming and filtration cartridge, and mounting bracket.  This enables the perfusion team to recover high volumes of shed blood, then defoam and filter it prior to returning it to the patient’s circulatory system.

•                  VisionTM Oxygenator.  An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient’s blood.  As a life sustaining device used during open-heart surgery, the oxygenator is a key component of the bypass circuit.  Vision’s gas transfer performance is excellent, dependable and capable of maintaining the oxygen demands of patients of all sizes for periods of up to six hours.  Vision’s unique air separation channel utilizes an arterial outlet pressure gradient and the natural buoyancy of air to minimize the passage of gaseous emboli towards the patient.  Unwanted emboli are safely purged for safe venting back to the reservoir.  Through studies at an independent testing facility, Vision’s air handling abilities were proven superior to competitive devices.  The Vision oxygenator is sold separately, or with a reservoir, and also with a reservoir and custom tubing system.  Revenue generated from sales that included an oxygenator equaled 26%, 27% and 32% of our consolidated revenues for fiscal years ended March 31, 2007, 2006 and 2005, respectively.

•                  Venous Reservoir.  A venous reservoir is a device used to pool, filter and defoam blood prior to its introduction to the oxygenator.  Gish offers a variety of venous reservoirs, including some which incorporate the capacity for autologous transfusion post surgically.  Gish also has several products that incorporate the functions of cardiotomy, venous reservoir, post surgical blood collection and blood reinfusion devices.  This functional bundling is usually cost effective for the hospital.

•                  Cardioplegia Delivery Systems.  Cardioplegia encompasses several techniques employed in open-heart surgery to preserve, protect and manage the heart tissue.  The technique typically involves the use of a chilled solution that is infused into the heart through the coronary arteries to cool the heart and reduce heart activity and metabolism.  There are many different techniques utilized, depending on the physician and patient needs.  The use of these techniques significantly reduces damage to heart tissue during surgery, enhances restoration of heart function and helps return the patient to a normal heartbeat when the surgical procedure is complete.  Gish has developed a complete line of cardioplegia delivery systems and device with FDA clearance and European CE Mark.  Multiple systems are required for this technique due to varying physician preferences.  The original offerings for this procedure were a series of reservoirs with a recirculation valve and a series of cooling coils.  Gish also offers a line of cardioplegia systems and heat exchangers designed to utilize a blood and potassium mixture and allow the surgeon to quickly change the temperature delivered to the patient.

•                  Oxygen Saturation Monitor.  The StatSatTM is a digital blood saturation monitor for open-heart surgery which measures the oxygen content of the patient’s blood during surgery.

•                  Critical Care Central Venous Access Catheters and Ports.  Gish’s Hemed central venous access catheter systems have applications in hyper-alimentation, chemotherapy, and long-term vascular access.  These long-term indwelling catheters are surgically implanted to provide direct access to the central venous system for high protein intravenous solutions needed by patients having nonfunctional digestive systems and for rapid dilution and dispersion of highly concentrated drug administration in chemotherapy for cancer.  The Hemed, VasPort and VasTack are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines.  The VasPort is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter.  The VasPort is accessed by the VasTack, a small patented non-coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir.  Drugs are readily infused through the VasTack, into the reservoir and then into the catheter.  When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection.  Single and double reservoir VasPorts are available.

•                  Orthofuser.  The patented OrthofuserTM is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient’s own blood.  This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source.

•                  Gish Biocompatible Surfaces Coatings (“GBSTM”).  In fiscal 2004, Gish received FDA clearance for its heparin coating to be used in conjunction with Gish’s line of heart-lung bypass products.  The GBS™ Coating is a heparin based, covalently bound biocompatible coating used to cover the surfaces of disposable products.  Heparin coatings are known to inhibit blood coagulation, decrease the risk of Systemic Inflammatory Response Syndrome, reduce complement activation and platelet adhesion, reduce blood loss and hemolysis, provide stable antithrombotic activity and reduce thrombus formation, as well as decrease leukocyte (white blood cells) activation.  In September 2005, the Company announced that it received FDA approval for certain heparin coated products for the cardiopulmonary bypass surgery market.

Gish purchases components for its various products from vendors who sell such components generally to the medical device industry.  Most components for its proprietary products are manufactured from tooling they own.  Other components are manufactured by outside suppliers in accordance with Gish’s specifications.  Certain components of Gish’s custom tubing sets are purchased from competitors.  Gish has not experienced difficulty in obtaining such components in the past and believes adequate sources of supply for such items are available on reasonable terms.  Membrana GmbH is one of Gish’s principal suppliers and provides a polyester wrap thread for use in the Vision™ Oxygenator.

CardioPassTM Synthetic Coronary Artery Bypass Graft (“SynCAB”)

Overview and Development

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

Vascular grafts are used to replace or bypass occluded, damaged, dilated or severely diseased arteries.  Existing small bore graft technologies suffer from a variety of disadvantages in the treatment of certain medical conditions, depending upon the need for biodurability, compliance (elasticity) and other characteristics necessary for long-term interface with the human body.

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

According to the 2004 report of the American Heart Association, approximately 500,000 bypass operations were performed in the U.S. in 2003.  We estimate approximately 750,000 CABG procedures were performed worldwide during the same year.  We believe approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery, and that the number of repeat procedures will continue to increase as a percentage of procedures performed, even though the overall number of bypass procedures is declining.  Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein.

We have developed our SynCAB grafts using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders.  The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels.

We have developed a 4mm and 5mm SynCAB graft.  We believe the SynCAB graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors.  We believe, however, that the SynCAB graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

SynCAB Clinical Trials

We initiated plans in fiscal 2006 to obtain European marketing approvals.  In May 2006, we received written acknowledgement from our Notified Body in Europe that our clinical trial plan had been accepted.  The planned 10 patient clinical trial protocol allows surgeons to intraoperatively decide to use the SynCAB instead of suboptimal autologous vessels.  We hired a European-based contract research organization (“CRO”) to assist in management of the entire clinical process. The CRO helped us review possible sites in the European Union for the selection of investigators to follow the approved protocols.  A site has been selected, a Principal Investigator has signed a letter of agreement to conduct the trial and provide the necessary data for the clinical research report and we have received approval from the Ethics Committee.  Our Principal Investigator has participated in a wide range of cardiovascular clinical trials.  Achievement of this important milestone fits within our planned timeline and is an important benchmark in the commencement and completion of the clinical trial.  We have undergone a rigorous review by the Ministry of Health and completed paperwork for an import license, and prepared for patient selection.

The patient enrollment process is not an easy one for a long-term surgical implant that is designed to improve outcomes for very sick patients.  Prior to each surgery, our investigators must receive patient consent for participation in the trials.  The surgeon then decides at the time of the operation whether or not to utilize the graft.  Patients will be followed for 90 days and assessed for graft patency and quality of life measures.  Following the completed clinical trial, we intend to submit the analyzed data to the Notified Body in support of our application for CE Mark.  In January 2007, we announced the initiation of these clinical trials with the first patient surgically implanted in March 2007.

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility.  We market and sell our engineering services and contract manufacturing to medical device companies through our direct sales force in Minnesota.

We market and sell our cardiopulmonary products through a network of direct and independent sales representatives.  Internationally, cardiopulmonary products are represented by specialty medical distributors in over 50 countries around the world.  Our sales to foreign customers are primarily in Europe and Asia.  All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations.  One of our cardiopulmonary product sales representative organizations comprised 4%, 5% and 4% of our revenues in the fiscal years ended March 31, 2007, 2006 and 2005, respectively.  We believe the loss of this sales representative organization would not have a material effect on our business.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2007, we believe there exists no significant concentrations of credit risk.

We do not have any facilities, property or other assets, except sales representative supplies, located in any geographic area other than the United States of America.

Contracts and Material Relationships

LeMaitre Vascular Products, Inc. (“LeMaitre”), a third party contractor, has manufactured ChrononFlex-based coronary grafts for our limited use.  In October 2006, we purchased proprietary equipment from LeMaitre for $350,000 in cash which is designed for the future manufacture of our CardioPass grafts, as well as for the development of additional medical devices.  While the production of our own grafts depends on the results of the ongoing SynCAB clinical trial, production may be further delayed as a result of the requirement for equipment validation and, therefore may adversely affect our business.

Beginning in fiscal 2005 and continuing into fiscal 2006, we started shipping branded catheter products (the “Branded Products”) on a purchase order basis to a single customer (the “Intermediary”).  The Intermediary would then perform additional manufacturing processes and ship these Branded Products to the end-user customer (the “End User”).  These Branded Products were previously developed by the End User who then transferred manufacturing to the Intermediary.  The Intermediary then engaged us to manufacture the Branded Products.  In March 2006, the End User directly sourced the Branded Products from us.  In May 2006, the End User decided to cease using us for future production due to concerns about supply constraints related to production specifications. We had initially deferred the revenue related to shipments to the End User due to the uncertainty regarding customer acceptance of the shipped product. As the contracted period to notify us of any defective product passed during the second quarter of fiscal 2007 without further notification from the End User of any defective product, we determined that all revenue recognition criteria had been met and $397,000 of revenue related to shipments to the End User were recorded during the fiscal year ended March 31, 2007. The costs associated with this revenue were expensed during the quarters ended March 31, 2006 and June 30, 2006 because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

We own common stock, representing a 16% equity interest, based on outstanding preferred and common stock ownership, in CorNova, Inc., a developer of advanced endovascular devices and catheters.  In December 2006, CorNova GmbH, a wholly-owned German subsidiary, received CE Mark marketing approval for its bare metal ValecorTM Coronary Stent System, CorNova’s first approved product.  We granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.  We have jointly developed coatings with CorNova that utilize ChronoFlex’s excellent characteristics for stents to enhance long-term drug eluting stent performance.

Consolidated Revenues

Our revenues were $21,151,000, $22,381,000 and $21,841,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Competition

Competition in the medical device industry, in general, is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

Competition among products is based, among other things, on product efficacy, safety, reliability, availability, price and patent position.  An important factor is the timing of the market introduction of our products or the products of competitors.  Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor.  Our competitive position depends upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

The market for medical devices of the type we sell is extremely competitive.  We believe product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which we compete.  Most of our competitors are larger and possess greater financial and other resources than us.  We have approximately four competitors within each of the hospital markets in which we compete.  No one competitor is a dominant force in this market.  We believe our position in the marketplace for our present principal products has been achieved by means of superior design, quality, and service.  We intend to continue utilizing these means of competing.

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest and funding availability, and (iv) regulatory considerations.  Research and development, regulatory and engineering expenditures for the years ended March 31, 2007, 2006 and 2005 were $1,547,000, $1,385,000 and $1,258,000, respectively, and consisted primarily of salaries and related costs (69%, 57% and 60% in fiscal 2007, 2006 and 2005, respectively), and are expensed as incurred.

Government Regulation

Our devices, as well as other medical devices that we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad.  The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S.

As a device manufacturer, we are required to register with the FDA.  As such, we are subject to inspection on a routine basis for compliance with the FDA’s Quality Systems regulations.  These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  Our product promotion and advertising is subject to continuing FDA regulation.  The failure to comply with the applicable regulatory requirements may subject us to a variety of administrative or judicially imposed sanctions, including the FDA’s refusal to approve pending or supplemental applications, withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil and criminal penalties against that company or its officers, directors or employees.  Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We intend to continuously improve our products after market introduction and may therefore submit future Investigational Device Exemption, Pre-Market Notification (“510(k)”), Pre-Market Approval (“PMA”), or PMA supplement applications to the FDA.  No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all.  Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the changes.

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

Various foreign countries in which our products are or may be sold impose additional or different regulatory and testing requirements.  The international regulatory approval process varies from country to country and is subject to change in a given country as regulatory requirements change.  Thus, the time required for an approval may differ and there can be substantial delays in obtaining approval after the relevant applications are filed.  There is no assurance that foreign regulatory authorities will approve the use or sale of our products in a particular country on a timely basis, or at all.  Our research and development activities are also subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States.  In the United States, the development, manufacturing and marketing of synthetic vascular grafts are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.  Synthetic vascular grafts are subject to rigorous FDA regulation, including pre-clinical and clinical testing.  The process of completing clinical trials and obtaining FDA approvals for marketing a medical device is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays.  There can be no assurance that any product will receive such approval on a timely basis, if at all.  Furthermore, we or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable adverse health risk ascribable to our products.  If clinical studies are suspended, we may be unable to continue the development of the investigational products affected.

Gish and CDT are both registered as a medical device manufacturer with the FDA and state agencies.  Gish and CDT are inspected periodically by both the FDA and the state agencies for compliance with the FDA’s good manufacturing processes (“GMP”) and other requirements including the medical device reporting regulation and various requirements for labeling and promotion.  The FDA Quality System Regulations (“QSR”), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well.  Much of the new QSR is based on the ISO 13485 Quality Standard, and is, as such, in harmony with the thrust towards world harmonization of medical device requirements.  The FDA’s GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.  The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect our ability to comply with regulatory requirements.  Failure to comply with regulatory requirements could have a material adverse effect on our business.

We believe all of our present products are in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products.  Most of Gish’s products have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products.  Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA.  If the FDA were to classify use of Gish’s cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

Healthcare providers, including hospitals and physicians that purchase medical devices for use on their patients, generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs associated with the procedures performed with these devices.   Devices produced by Gish are reimbursed under Diagnostic Related Groups for the specific surgical procedure in which they are utilized.  There is no specific reimbursement for the products themselves.

Backlog

Almost all of our cardiopulmonary products are repetitive purchase, single use, disposable products, which are shipped shortly after receipt of a customer’s purchase order.  We believe an adequate level of finished goods inventory is maintained to fulfill the customer’s needs on demand.  Accordingly, we believe the backlog of orders at any given point in time is not indicative of it’s future level of sales.

Our backlog for contract manufacturing products is $1,171,000 at March 31, 2007.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the three most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2007, we had 16 full-time employees at our headquarters in Massachusetts of whom 5 were in production and the remaining in management, administrative, and marketing positions.

As of March 31, 2007, we had 42 full-time employees in Minnesota of whom 12 are in contract research and development, 25 are in manufacturing and production, and 5 are in management, administrative, and marketing positions.

As of March 31, 2007, we had 95 full-time employees in California of whom 75 were engaged in manufacturing and the remainder in sales, marketing, research and development, administrative and executive positions.

None of these employees are covered by a collective bargaining agreement and management considers its relations with its employees to be good.

Item 1A.              Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.

Risks Related to Liquidity

We have reported net losses in the last six fiscal years and may continue to report net losses in the future.  We cannot assure you that our revenue will be maintained at the current level or increase in the future.

Our future growth may depend on our ability to raise capital for acquisitions and to support research and development activities, including costs for clinical trials, and to market and sell our vascular graft technology, specifically the coronary artery bypass graft.  We may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of our products.  Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs, including costs for clinical trials; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.  If the Company is unable to sell Gish Biomedical, Inc., we believe our cash position as of March 31, 2007 will be sufficient to fund our working capital and research and development activities for the next twelve months.

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

The acquisition of new operations can also introduce new types of risks to our business.  For example, new acquisitions may require greater effort to address United States Food and Drug Administration regulation or similar foreign regulation.

We may not be able to sell Gish Biomedical, Inc. at all or at a price that will be favorable to us.

Our intention is to sell Gish, the proceeds of which will be used to fund our ongoing growth initiatives. However, we cannot assure you that the sale of Gish will be consummated at all or at a price that will be favorable to us.

If we cannot obtain the additional capital required to fund our operations on favorable terms or at all, we may have to delay or reconsider our growth strategy.

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

Our revenues were $21,151,000, $22,381,000 and $21,841,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.  We had net losses of $2,962,000, $5,069,000 and $1,595,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.  There is a risk that we will never be profitable.  None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

As of March 31, 2007 and 2006, goodwill represented approximately $487,000, or 2.7%, and $487,000, or 2.4%, respectively, of our total assets and net amortizable intangibles represented approximately $468,000, or 2.6%, and $584,000, or 2.9%, respectively, of our total assets.  In the fiscal year ended March 31, 2006, the Company recorded a charge of $598,000 for the impairment of goodwill related to its contract manufacturing operations primarily due to the End User’s May 2006 decision, as described in Contracts and Material Relationships above.  Additionally, in the fiscal year ended March 31, 2006, the Company recorded a charge of $554,000 for the impairment of goodwill related to its cardiopulmonary products division due to continued reduced demand for these products.

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

Business conditions in the medical device industry change rapidly between periods of strong and weak demand.  The industry is characterized by:

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

More generally, the manufacture and sale of medical devices, including products currently sold by us and our other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS.  In order for us to market our products for clinical use in the United States, we must obtain clearance from the FDA of a 510(k) pre-market notification or PMA application.  In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval.  The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country.  The time required to obtain approval for sales internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.  We have entered into distribution agreements for the foreign distribution of our products.  These agreements generally require that the foreign distributor is responsible for obtaining all necessary regulatory approvals in order to allow sales of our products in a particular country.  There can be no assurance that our foreign distributors will be able to obtain approval in a particular country for any of our future products.

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed.  In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply.

FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses.  In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.  We will be required to adhere to applicable FDA GMP regulations and similar regulations in other countries, which include testing, control, and documentation requirements.  Ongoing compliance with GMP and other applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution.  Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of our products.

There can be no assurance that we will be able to obtain FDA 510(k) clearance or PMA for our products under development or other necessary regulatory approvals or clearances on a timely basis or at all.  Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearance or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products.

The market for our products is characterized by:

•                  changing technologies;

•                  changing customer needs;

•                  frequent new product introductions and enhancements;

•                  increased integration with other functions; and

•                  product obsolescence.

Our success is dependent in part on the design and development of new products in the medical device industry.  To develop new products and designs for our cardiothoracic market, we must develop, gain access to and use leading technologies in a cost effective and timely manner and continue to expand our technical and design expertise.  The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance.  Our failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

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

We are in the clinical trial phase of our synthetic coronary artery bypass grafts.  Accordingly, if our products are approved for commercial sale, we will need to establish the capability to commercially manufacture our product(s) in accordance with FDA and other regulatory requirements.  We have limited experience in establishing, supervising and conducting commercial manufacturing of synthetic grafts.  If we fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.  We do not presently own manufacturing facilities necessary to provide clinical or commercial quantities of our intended graft.  We may not be able to obtain such facilities at an economically feasible cost, or at all.

LeMaitre, a third party contractor, has manufactured coronary grafts for our limited use.  In October 2006, we purchased proprietary equipment from LeMaitre for $350,000 in cash which is designed for the future manufacture of our CardioPass grafts, as well as for the development of additional medical devices.  While the production of our own grafts depends on the results of clinical trials, production may be further delayed as a result of the requirement for equipment validation and, therefore may adversely affect our business.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We have various “sole source” suppliers who supply key components for our products.  Our outside suppliers may fail to develop and supply us with products and components on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements.  If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to:  i) manufacture our own products and components profitably or on time, and ii) ship products to customers on time and generate revenues.  In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

A portion of our contract manufacturing revenue comes from relatively few large customers, and any decrease in sales to these customers could harm our operating results.

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

A significant portion of our cardiopulmonary products revenue comes through independent sales representatives and distributors, and any loss of one or more of our independent sales representatives or distributors could harm our operating results.

The marketing and selling of our cardiopulmonary products is dependent upon our ability to attract and retain independent sales representatives and distributors.  Each of these independent sales representatives and distributors are responsible for representing several customers, primarily hospitals which utilize our cardiopulmonary products in open-heart bypass surgeries.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of independent sales representatives and distributors.  We cannot assure you that there will not be a loss or reduction in the number of independent sales representatives or distributors whom market and sell our cardiopulmonary products.  In addition, we cannot assure you that revenues from the customers of our independent sales representatives and distributors that may have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  The loss of independent sales representatives or distributors, or a significant reduction of business from any of the major customers of our independent sales representatives or distributors, would adversely affect our results of operations.  One sales representative organization comprised 4%, 5% and 4% of the Company’s revenues in our fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Our ability to grow and sustain growth levels may be adversely affected by slowdowns in the U.S. economy.

Due to decreases in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets.  We are primarily susceptible when clients stop placing orders for us to build prototypes or develop certain specialized medical devices through our contract manufacturing operations.  The medical commercial markets, including bio-medical research and development and medical device manufacturing, could be affected by the past slowdown in the U.S. economy.  If an economic slowdown occurs and continues and capital spending for research and development from our clients decreases, our business, financial condition and results of operations may be adversely affected.

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

We are exposed to product liability and clinical and pre-clinical liability risks which could place a substantial financial burden on us, if we are sued.  Although we have $5 million in product liability insurance coverage, that amount may not be sufficient to cover all potential claims made against us.  Additionally, we face the risk of financial exposure to product liability claims alleging that the use of devices that incorporate our products resulted in adverse effects.

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

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2008.  In the following fiscal year, ending March 31, 2009, our independent registered public accounting firm will be required to report on the effectiveness of our internal controls.

Risks Related to Competition

The medical device industry is intensely competitive and characterized by rapid innovation and technological advances.  Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry.  We expect the current high levels of competition and technological change in the medical device industry will continue to increase.  Several companies offer devices, which compete with devices manufactured by Gish, including Maquet, COBE Cardiovascular, a division of Sorin Biomedica, Terumo, Medtronic, Inc. and Stryker Surgical.  Most of our competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources.  In addition, our competitors may have greater name recognition than us and frequently offer discounts as a competitive tactic.  There can be no assurance that our current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by us or that would render our technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to us.  Any of the above competitive developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Pricing Pressure

We face aggressive cost-containment pressures from governmental agencies and third party payors.  There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures.  Over time, the average price for our products may decline as the markets for these products become more competitive.  Any material reduction in product prices could negatively affect our gross margin, necessitating a corresponding increase in unit sales to maintain net sales.

Risks Related to Our Dependence on International Sales

International revenues accounted for approximately 16%, 14% and 17% of our total sales in fiscal 2007, 2006 and 2005, respectively.  International revenues are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where we sell our products.  While we denominate all of our international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of our products to international customers.  The foregoing factors could reduce international sales of our products and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $1.01 to $2.83.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2007, there were 20,031,650 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2007, we had outstanding stock options and warrants of approximately 6,306,749 shares of our common stock, the exercise price of which range between $0.50 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised, the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

Risk of Market Withdrawal or Product Recall

Complex medical devices, like our products, can experience performance problems in the field that require review and possible corrective action by the manufacturer.  Similar to many other medical device manufacturers, we periodically receive reports from users of our products relating to performance difficulties they have encountered.  We expect to continue to receive customer reports regarding the performance and use of our products.  Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur.  If any such failures or defects were deemed serious, we could be required to withdraw or recall products, which could result in significant costs.  There can be no assurance that market withdrawals or product recalls will not occur in the future.  Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance that we will be able to successfully take corrective actions if required, nor can there be any assurance that any such corrective actions will not force us to incur significant costs.  In addition, there can be no assurance any future recalls will not cause us to face increasing scrutiny from our customers, which could cause us to lose market share or incur substantial costs in order to maintain existing market share.  We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

Risks Associated with Healthcare Reform Proposals

Political, economical and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  Potential reforms proposed over the last several years have included mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes in the healthcare delivery system.  In addition, some states in which we operate are also considering various healthcare reform proposals.  We anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future.  Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on our business, operating results or financial condition.  In addition, the actual announcement of reform proposals and the investment community’s reaction to such proposals, as well as announcements by competitors and third-party payors of their strategies to respond to such initiatives, could produce volatility in the trading and market price of our common stock.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                       Description of Properties

Our headquarters are located in an approximately 27,000 square foot building and underlying land located at 229 Andover Street, Wilmington, MA, purchased for $1,750,000 in cash.  The current corporate and polymer development and manufacturing operations are also located in this building.

We also lease approximately 16,000 square feet in Plymouth, Minnesota under a lease which expires April 2009.  Within this facility, we have constructed a Class 10,000 clean room for the assembly of its products.

Our California office and manufacturing facilities are located in Rancho Santa Margarita, California in a building containing approximately 52,000 square feet of space under a lease, which expires in February 2011.  Within this facility, we have constructed a Class 10,000 clean room for the assembly of its products.  Our finished goods storage facility is located in Irvine, California in a building containing approximately 23,000 square feet of space under a lease, which expires in January 2010.

Item 3.                       Legal Proceedings

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                       Market Information for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the American Stock Exchange under the symbol “CTE.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

	Fiscal Year 2007
	High	Low
4th Quarter	$2.15	$1.25
3rd Quarter	2.51	1.26
2nd Quarter	1.95	1.01
1st Quarter	2.83	1.85

	Fiscal Year 2006
	High	Low
4th Quarter	$3.60	$2.30
3rd Quarter	2.82	1.93
2nd Quarter	3.70	1.70
1st Quarter	2.15	1.69

As of June 18, 2007, there were approximately 394 stockholders of record and 6,836 additional beneficial stockholders (stockholders holding common stock in brokerage accounts).  The last sale price as reported by the American Stock Exchange on June 25, 2007, was $1.48.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2007 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	5,921,749	(1)	$2.24	1,515,399
Equity compensation plans not approved by stockholders	385,000		$2.46	—

Total	6,306,749		$2.25	1,515,399

(1)          This total includes shares to be issued upon exercise of outstanding options under two equity compensation plans that have been approved by our stockholders (i.e., the 1996 Plan and the 2003 Plan).

Recent Sales of Unregistered Securities:

There were no sales of unregistered securities in fiscal 2007 and 2006.

Stock Repurchase Plan

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of our common stock, of which 174,687 shares have been purchased as of March 31, 2007.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of our common stock.  We announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  The maximum number of shares that may be purchased under the plans as of March 31, 2007 is 575,313 shares.  There were 600 shares purchased during the fiscal year ended March 31, 2007 for aggregate consideration of approximately $1,000.

Comparative Stock Performance

The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of CardioTech for the period from March 31, 2002, and through the fiscal years ended March 31, 2003, 2004, 2005, 2006 and 2007 with the cumulative total return on: (i) the American Stock Exchange Composite Index (the “AMEX Index”) and (ii) a peer group (the “Peer Group”) determined by CardioTech.  The graph assumes the investment of $100 in CardioTech’s Common Stock, the AMEX Index, and the Peer Group on March 31, 2002, and reinvestment of all dividends.  Measurement points are on March 29, 2002, March 31, 2003, 2004, 2005, 2006 and 2007.

The Peer Group consists of PLC Medical, Inc., Hydromer Inc., ATS Medical, Inc., Arrhythmia Research Technology, In., and Memry Corporation.  Management selected the Peer issuers in good faith and on an industry or line-of-business basis.

	3/28/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07
CardioTech International, Inc.	100.0	79.8	399.2	147.3	215.5	116.3
2007 Self-Determined Peer Group	100.0	82.5	385.7	312.8	207.0	454.0
AMEX Composite Index	100.0	90.9	138.0	160.3	212.6	232.2

Item 6.                       Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.  The balance sheet data as of March 31, 2007 and 2006 and the statements of operations data for the three years ended March 31, 2007 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K.  The balance sheet data as of March 31, 2005, 2004, and 2003 and the statements of operations data for the two years ended March 31, 2004 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K.  Furthermore, results for the year ended March 31, 2007 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period.  You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected financial data in this section are not intended to replace the financial statements.

	For the Fiscal Years Ended March 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Revenues:
Product sales	$19,593	$21,404	$21,067	$21,323	$2,880
Research grants and contracts	—	—	—	—	88
Royalties and development fees	1,558	977	774	476	426
	21,151	22,381	21,841	21,799	3,394
Cost of sales (1)	15,977	18,484	15,795	15,797	2,159
Gross margin	5,174	3,897	6,046	6,002	1,235
Operating expenses:
Cost of research grants and contracts	—	—	—	—	61
Research and development, regulatory and engineering	1,547	1,385	1,258	1,065	313
Selling, general and administrative (1)	6,664	5,982	5,865	5,528	1,849
Impairment of goodwill	—	1,152	—	—	—
Severance payment	—	—	—	372	—
Non-cash compensation	48	193	78	1,171	19
CarTika acquisition expenses	—	—	333	—	—
	8,259	8,712	7,534	8,136	2,242
Loss from operations	(3,085)	(4,815)	(1,488)	(2,134)	(1,007)
Interest and other income and expense, net	402	146	6	620	44
Equity in net loss of CorNova, Inc.	(279)	(400)	(113)	(1)	—
Net loss	$(2,962)	$(5,069)	$(1,595)	$(1,515)	$(963)
Net loss per common share, basic and diluted	$(0.15)	$(0.26)	$(0.09)	$(0.10)	$(0.11)
Shares used in computing net loss per common share, basic and diluted	19,859	19,451	18,023	15,421	9,129

	As of March 31,
(in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,066	$6,841	$7,469	$7,117	$2,939
Current assets	12,741	14,953	16,096	15,338	3,800
Working capital	9,803	12,135	13,517	12,051	2,659
Total assets	17,901	20,451	23,762	22,875	5,898
Revolving line of credit	—	—	—	730	—
Total stockholders’ equity	14,847	17,504	21,010	19,368	4,757

(1)   An allocation of rent and insurance costs has been reclassified from selling, general and administrative expense to cost of sales for the years ended March 31, 2006, 2005, 2004 and 2003 to conform to the current year presentation.

Item 7.                       Management’s Discussion and Analysis or Plan of Operation

Future Operating Results

This Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

Overview

CardioTech International, Inc. (the “Company” or “CardioTech”) is a medical device company that designs, develops, manufactures and sells innovative products and materials for the treatment of cardiovascular, orthopedic, oncological, urological and other diseases.  Our business model calls for leveraging our technological and manufacturing expertise in order to expand our royalty, development and license fee income, develop next generation polymers and manufacture new and complex medical devices.  We are focusing on developing and marketing polymers that can be used in products that are designed to reduce risk, trauma, cost and surgical procedure time.  We have one operating segment, medical device manufacturing and sales.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

•       Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  We also receive license and royalty fees for the use of our proprietary biomaterials.  We recognize these fees as revenue in accordance with the terms of the contracts.  Contracted product design and development projects are recognized on a time and materials basis as services are performed.

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

•       Intangibles.  Our long-lived assets include intangible assets and goodwill.  In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions.  If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets.  Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our intangible assets for impairment on a periodic basis thereafter.  In the fourth quarter of the fiscal year ended March 31, 2007, we completed our annual review of goodwill and other intangible assets.  As a result of this review, we determined the fair value of the one reporting unit for which goodwill remains, exceeded its carrying amount and, therefore, no goodwill impairment existed as of March 31, 2007.

•       Stock-Based Compensation.  Effective April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (SFAS 123R), “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees.  Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•                  the stock option exercise price,

•                  the expected term of the option,

•                  the grant price of our common stock, which is issuable upon exercise of the option,

•                  the expected volatility of our common stock,

•                  the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future), and

•                  the risk free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of our Common Stock.  The closing market price of our common stock on the date of grant.

Expected Term.  For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “Share-Based Payment.”  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

Expected Volatility.  The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted.  We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option’s expected term.  We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past.

Expected Dividends.  We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.  Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective.  The majority of the stock option expense recorded in the fiscal year ended March 31, 2007 relates to the vesting of stock options granted subsequent to April 1, 2006, as the majority of our outstanding options were fully vested due to the acceleration effective July 8, 2004.

Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested, including awards granted prior to April 1, 2006.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a zero forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our stock-based compensation.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2007, there was approximately $330,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.85 years.

Results of Operations

Fiscal Year Ended March 31, 2007 vs. March 31, 2006

Revenues

The following table presents revenues and the change in revenues for the years ended March 31,

		% of		% of
(in thousands)	2007	Revenues	2006	Revenues
Revenues:
Product sales	$19,593	92.6%	$21,404	95.6%
Royalties and development fees	1,558	7.4%	977	4.4%
	$21,151	100.0%	$22,381	100.0%

The following table presents product sales expressed as a percentage of total product sales for the fiscal years ended March 31,

	2007		2006
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$18,838	96.1%	$20,411	95.4%
Engineering services	755	3.9%	993	4.6%
	$19,593	100.0%	$21,404	100.0%

Medical device revenues for the fiscal year ended March 31, 2007 were $18,838,000 as compared to $20,411,000 for the comparable prior year period, a decrease of $1,573,000, or 7.7%.  Medical devices are primarily composed of cardiopulmonary bypass products, private-label products, and biomaterials typically used for implantable devices.  Medical device revenues decreased primarily due to fewer shipments of cardiopulmonary bypass products of approximately $1,054,000, principally due to fewer cardiopulmonary bypass procedures being performed and loss of customers.  The rate of decline of cardiopulmonary procedures is slowing due, in part, to reduced implantation of stents.  In addition, there were fewer shipments of private-label products of approximately $378,000, primarily due to the loss of a major customer (the “End User”), as described below.

Beginning in fiscal 2005 and continuing into fiscal 2006, we started shipping branded catheter products (the “Branded Products”) on a purchase order basis to a single customer in the fiscal year ended March 31, 2006 (the “Intermediary”).  The Intermediary would then perform additional manufacturing processes and ship these Branded Products to the End User.  These Branded Products were previously developed by the End User who then transferred manufacturing to the Intermediary.  The Intermediary then engaged us to manufacture the Branded Products.  In March 2006, the End User directly sourced the Branded Products from us.  In May 2006, the End User decided to cease using us for future production due to concerns about supply constraints related to production specifications. We had initially deferred the revenue related to shipments to the End User due to the uncertainty regarding customer acceptance of the shipped product. As the contracted period to notify us of any defective product passed during the second quarter of fiscal 2007 without further notification from the End User of any defective product, we determined that all revenue recognition criteria had been met and $397,000 of revenue related to shipments to the End User was recorded during the fiscal year ended March 31, 2007. The costs associated with this revenue were expensed during the quarters ended March 31, 2006 and June 30, 2006 because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

Engineering services revenues for the fiscal year ended March 31, 2007 were $755,000 as compared to $993,000 for the comparable prior year period, a decrease of $238,000 or 24.0%.  Engineering services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The decrease in engineering services is a result of a decrease in contracted projects during fiscal 2007.

Royalties and development fees for the fiscal year ended March 31, 2007 were $1,558,000 as compared to $977,000 for the comparable prior year period, an increase of $581,000 or 59.5%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the fiscal year ended March 31, 2007 is a result of increased shipments of existing and new products by these manufacturers.  Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices, from a leading developer and manufacturer of orthopedic devices..

Gross Margin

The following table presents product sales gross margins and gross margin percentages as a percent of the respective product sale category for the years ended March 31,

	2007		2006
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$3,616	18.5%	$2,920	13.6%

Gross margin on product sales (excluding royalty and development fees) during the quarters ended March 31, 2006 and June 30, 2006 was $3,616,000, or 18.5% as a percentage of product revenue during the quarters ended March 31, 2006 and June 30, 2006 for the fiscal year ended March 31, 2007, as compared to $2,920,000, or 13.6% for the comparable prior year period.

Without the effect of the above described $397,000 in revenues related to the End User, gross margin on product sales (excluding royalty and development fees) was $3,219,000 or 16.8% as a percentage of product revenue for the year ended March 31, 2007, as compared to $2,920,000, or 13.6% for the comparable prior year period.  The 3.2% increase in gross margins as a percentage of product revenue for the fiscal year ended March 31, 2007, which excludes the $397,000 in revenues related to the End User, as compared to March 31, 2006, is due to more efficient manufacturing operations at our private-label business, offset by: (i) marketplace pricing pressures on revenues in the cardiopulmonary business, and (ii) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues for the fiscal years ended March 31,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Research and development, regulatory and engineering	$1,547	7.3%	$1,385	6.2%

Research and development expenses for the fiscal year ended March 31, 2007 were $1,547,000 as compared to $1,385,000 for the comparable prior year period, an increase of $162,000 or 11.7%.  Our research and development efforts are focused on developing new applications of ChronoFlex, synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The Company had additional staff for research and development in the year ended March 31, 2007.  These individuals work on a variety of projects, including production support, and we believe we are operating at the minimum staffing level to support our operating needs.

We have an investment in CorNova, Inc., of which Dr. Eric Ryan is Chairman, CEO and a major shareholder.  On July 15, 2004, we entered into a two-year consulting agreement with Dr. Ryan, which provides for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of our CardioPass SynCAB.  This agreement expired as of July 15, 2006.  We have no other long-term research and development commitments.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the fiscal years ended March 31,

(in thousands)	2007	% of Revenues	2006	% of Revenues

Selling, general and administrative	$6,664	31.5%	$5,982	26.7%

Selling, general and administrative expenses for the fiscal year ended March 31, 2007 were $6,664,000 as compared to $5,982,000 for the comparable prior year period, an increase of $682,000 or 11.4%.  The increase is attributable, in part, to approximately $600,000 in costs, which include a strategic consulting study and incremental legal and recruiting fees.  Without the effect of the above costs, selling, general and administrative expenses for the year ended March 31, 2007 increased $82,000, or by 1.4%, and were equal to 28.7% of revenues.  The remaining increase is primarily due to additional management employees.

Impairment of Goodwill

During the quarter ended March 31, 2006, the Company tested its intangible assets for impairment and based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of goodwill of its cardiopulmonary products and contract manufacturing operations was less than the respective carrying amounts and, therefore, goodwill impairment existed as of March 31, 2006.  As a result, the second step of the goodwill impairment test was completed and the Company recorded a charge of $598,000 for the impairment of goodwill related to contract manufacturing operations, primarily due to the cessation of a major customer.  In addition, there was a charge of $554,000 for the impairment of goodwill for its cardiopulmonary products operations due to continued reduced demand for these products.  The Company’s remaining goodwill is related to the biomaterials operations.  In the fourth quarter of the fiscal year ended March 31, 2007, the Company completed its annual review of goodwill and other intangible assets.  As a result of this review, the Company determined the fair value of the reporting unit exceeded the carrying amount and, therefore, no goodwill impairment existed as of March 31, 2007.

Non-cash Compensation Expense

Non-cash compensation expense for the fiscal year ended March 31, 2007 was $48,000 as compared to $193,000 for the comparable prior year period, a decrease of $143,000 or 75.1%, primarily due to a decrease in the number of options granted to an outside consultant when compared to fiscal 2006, offset by the adoption of FAS 123R in fiscal 2007.

Interest and Other Income and Expense

Interest and other income and expense, net for the fiscal year ended March 31, 2007 was $402,000 as compared to $146,000 for the comparable prior year period, an increase of $256,000 or 175.3%.  The increase is primarily due to the $245,000 recovery of a bad debt which was previously written-off, an increase of $94,000 in interest income in fiscal 2007, partially offset by a $75,000 recovery in fiscal 2006 related to transaction costs incurred and paid in connection with the proposed acquisition of CarTika Medical, Inc.

Equity in Net Loss of CorNova, Inc.

During the fiscal year ended March 31, 2007, we recorded an additional $279,000 of equity in net loss in our investment in CorNova, which resulted in our recording losses totaling our investment in CorNova, thereby reducing our investment balance to zero.  During the fiscal year ended March 31, 2006, we recorded $400,000 of equity in net loss in our investment in CorNova.  We have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Income Taxes

The Company has federal and state net operating loss carry forwards available to offset future taxable income. As of March 31, 2007, the Company had federal net operating losses of approximately $28,904,000, expiring between 2008 and 2027, and state net operating losses of approximately $26,671,000, expiring between 2008 and 2012. Approximately $11,349,000 of the federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish.  As of March 31, 2007, the Company had federal and state investment and research tax credit carryforwards available to offset future taxable income of approximately $149,000, expiring between 2008 and 2027, and $108,000, expiring between 2008 and 2012, respectively.

Fiscal Year Ended March 31, 2006 vs. March 31, 2005

The following table presents revenues and the change in revenues for the years ended March 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Revenues:
Product sales	$21,404	95.6%	$21,067	96.5%
Royalties and development fees	977	4.4%	774	3.5%
	$22,381	100.0%	$21,841	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the fiscal years ended March 31,

	2006		2005
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$20,411	95.4%	$19,530	92.7%
Contracted product design and development	993	4.6%	1,537	7.3%
	$21,404	100.0%	$21,067	100.0%

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

In September 2005, we received FDA approval for certain heparin coated products for the cardiopulmonary bypass surgery market.  We are currently applying for CE Mark in Europe for our heparin coated products.  In October 2005, we hired a Director of Sales and Marketing-Worldwide, to accelerate product sales overseas, primarily in Japan, where we generate higher overall gross margins.

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

Royalties for the fiscal years ended March 31, 2006 were $977,000 as compared to $774,000 for the comparable prior year period, an increase of $203,000 or 26.2%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the fiscal year ended March 31, 2006 is a result of increased shipments of product by these manufacturers.

Gross Margin

The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sale category for the years ended March 31,

	2006		2005
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$2,920	13.6%	$5,272	25.0%

Gross margin on product sales (excluding royalty income) was $2,920,000, or 13.6% as a percentage of product revenue for the fiscal year ended March 31, 2006, as compared to $5,272,000, or 25.0% for the comparable prior year period.

Beginning in fiscal 2005 and continuing into fiscal 2006, we started shipping branded catheter products (the “Branded Products”) on a purchase order basis to a major customer (the “Intermediary”).  The Intermediary would then perform additional manufacturing processes and ship these Branded Products to the End User.  These Branded Products were previously developed by the End User who then transferred manufacturing to the Intermediary.  The Intermediary then engaged us to manufacture the Branded Products.  In March 2006, the End User directly sourced the Branded Products from us.  In May 2006, the End User decided to cease using us for future production due to concerns about supply constraints related to production specifications.

As further described below, this decision by the End User resulted in an impairment of a $556,000 for custom inventory held by us at March 31, 2006.

The 11.4% decrease in gross margins as a percentage of product revenue for the fiscal year ended March 31, 2006 as compared to March 31, 2005 is due to: (i) first-time pilot production costs incurred during the year for new products in our private-label medical device manufacturing division by the Intermediary/End User, (ii) a $556,000 impairment of certain custom inventory as of March 31, 2006 associated with the above-described decision by the End User to discontinue future purchases, (iii) a change in product mix to a higher percentage of lower margin, private-label products, (iv) increased raw material costs for the cardiopulmonary products resulting from inflationary pressures on petrochemical-based supplies, and (v) a $240,000 provision for a voluntary recall of certain cardiopulmonary products.

Research and Development, Regulatory, and Engineering Expenses

The following table presents research and development expenses as a percentage of revenues for the fiscal years ended March 31,

(in thousands)	2006	% of Revenues	2005	% of Revenues
Research and development, regulatory and engineering	$1,385	6.2%	$1,258	5.8%

Research and development expenses for the fiscal year ended March 31, 2006 were $1,385,000 as compared to $1,258,000 for the comparable prior year period, an increase of $127,000 or 10.1%.  This increase is primarily a result of the timing of activities associated with the development of and clinical efforts associated with the CardioPass graft and activities for cardiopulmonary products.  Our research and development efforts are primarily focused on developing our synthetic vascular graft technologies, including the CardioPass graft, and Gish Biocompatible Surface Coating applications.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  These individuals work on a variety of projects, including production support, and we believe we are operating at the minimum staffing level to support our operating needs.

Previously, we entered into a two-year consulting agreement with Dr. Eric Ryan, CEO of CorNova, which provided for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of our CardioPass graft (the “Ryan Consulting Agreement”).  Total potential payments range from $161,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan had the opportunity to earn up to an additional $41,000 based on the achievement of certain milestones related to our other products.  For the fiscal year ended March 31, 2006, several of the contract milestones were achieved and, accordingly, costs totaling $38,000 related to performance under this contract were recognized as research and development expense.  We have no other long-term research and development commitments.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the fiscal years ended March 31,

(in thousands)	2006	% of Revenues	2007	% of Revenues
Selling, general and administrative	$5,982	26.7%	$5,865	26.9%

Selling, general and administrative expenses for the fiscal year ended March 31, 2006 were $5,982,000 as compared to $5,865,000 for the comparable prior year period, an increase of $117,000 or 2.0%.

Impairment of Goodwill

In the fourth quarter of the fiscal year ended March 31, 2006, we completed our annual review of goodwill and other intangible assets and determined that all goodwill from our contract manufacturing and cardiopulmonary products operations were impaired.  As a result of this review, we recorded a charge of $598,000 for the impairment of goodwill related to our private-label medical device manufacturing division primarily due to the current cessation of the End User as a customer.  In addition, we recorded an additional $554,000 goodwill impairment charge for our cardiopulmonary business due to continued reduced demand for these products.

Non-cash Compensation Expense

Non-cash compensation expenses for the fiscal year ended March 31, 2006 were $193,000 as compared to $78,000 for the comparable prior year period, an increase of $115,000, or 147.4%, primarily due to increase in the number of options granted to outside consultants.

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

Equity in Net Loss of CorNova, Inc.

During the fiscal year ended March 31, 2006, we recorded $400,000 of equity in net loss in our investment in CorNova, due to a higher net loss at CorNova, which resulted in our recording a cumulative net loss of $546,000.  During the fiscal year ended March 31, 2005, we recorded $113,000 of equity in net loss in our investment in CorNova.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Income Taxes

As of March 31, 2006, we had federal and state net operating loss carry forwards of approximately $26,915,000 and $20,124,000, respectively, available to offset future taxable income, that expire between 2008 through 2026. Approximately $11,349,000 of the federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish.

Liquidity and Capital Resources

As of March 31, 2007, we were conducting our operations with approximately $4,066,000 in cash and cash equivalents.  At March 31, 2007, we had no debt. In reviewing the strategic fit of Gish in our business model, we determined that Gish did not fit our strategic direction. In January 2007, we retained an investment banking firm to identify potential purchasers of Gish and to manage the sale of Gish. Although the expected sale of Gish will permit the redeployment of capital into our ongoing growth initiatives, there can be no assurance that the sale will be consummated at all or on terms acceptable to us. We believe our cash position as of March 31, 2007, excluding any future effect of a potential sale of Gish, will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

Our future growth may depend upon our ability to raise capital to support research and development activities and to market and sell our vascular graft technology, specifically the coronary artery bypass graft.  We may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of our products.  Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

During the fiscal year ended March 31, 2007, we had net cash outflows of $2,259,000 from operating activities as compared to net cash outflows of $1,683,000 for the comparable prior year period.  The $576,000 increase in net cash outflows used in operating activities during the fiscal year ended March 31, 2007 as compared to the comparable prior year period was primarily a result of:  (i) an increase in inventories of approximately $464,000 and (ii) an increase in accounts receivable-other of $288,000.

During the fiscal year ended March 31, 2007, we had net cash outflows of $733,000 from investing activities as compared to net cash outflows of $179,000 for the comparable prior year period.  The increase in net cash outflows from investing activities is a result of (i) leasehold improvements and (ii) the purchase of production equipment, including the purchase in October 2006 of $350,000 of proprietary equipment which is designed for the future manufacture of the Company’s CardioPass grafts, as well as for the development of additional medical devices.

During the fiscal year ended March 31, 2007, we had net cash inflows of $217,000 from financing activities as compared to net cash inflows of $1,234,000 for the comparable prior year period.  The decrease in net cash inflows is a result of decreased cash generated from the exercise of stock options by employees and consultants.  During the fiscal year ended March 31, 2007 we issued 235,417 shares of our common stock as a result of the exercise of options, generating approximate cash proceeds of $218,000.  During the year ended March 31, 2007, we purchased 600 shares of our common stock at an approximate cost of $1,000.

Contractual obligations consist of the following as of March 31, 2007:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$2,765	$805	$1,960	$—	$—
Purchase obligations	2,244	2,244	—	—	—
	$5,009	$3,049	$1,960	$—	$—

Operating lease obligations are for aggregate future minimum rental payments required under leases for office and manufacturing facilities in Rancho Santa Margarita, CA; Irvine, CA; and Plymouth, MN.  Purchase obligations primarily represent purchase orders issued for inventory used in production.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

As of March 31, 2007, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.                       Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.                       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.              Controls and Procedures

(a)          Disclosure controls and procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as said term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that our controls and procedures, including those of our consolidated subsidiaries, are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)       Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 11.                Executive Compensation

The information required by this Item 11 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 14.                Principal Accounting Fees and Services

The information required by this Item 14 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

PART IV

Item 15.                Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)          Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Page 36.

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

10.10	Development, Supply and License Agreement between PMI and Bard Access Systems, dated November 11, 1992, was filed as Exhibit 10.10 of the Form 10 and is incorporated herein by reference.

10.11	Lease Agreement between CardioTech and Cummings Properties Management, Inc., dated June 26, 1998, was filed as Exhibit 10.11 to CardioTech’s Form 10-K for the year ended March 31, 1998,

Exhibit Number:	Exhibit Title:
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

10.28

Transition Agreement dated August 11, 2006 between CardioTech International, Inc. and Michael Szycher filed as Exhibit 10.1 to CardioTech’s Form 8-K, filed on August 11, 2006, and incorporated herein by reference.

10.29	Employment Agreement of Michael F. Adams, dated September 13, 2006, was filed as Exhibit 10.28 to CardioTech’s Form 8-K/A, filed on September 15, 2006, and incorporated herein by reference.

Exhibit Number:		Exhibit Title:

21	**	Subsidiaries of CardioTech

23.1	**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Charter of the Compensation Committee of the Board of Directors, effective June 6, 2006

**          Filed herewith

Copies of these exhibits are available from us for a reasonable fee upon written request sent to our corporate headquarters as follows: CardioTech International, Inc., 229 Andover Street, Wilmington, MA  01887. ATTN: Thomas F. Lovett.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheets of CardioTech International, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. at March 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective April 1, 2006, CardioTech International, Inc. adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

/s/ Ernst & Young LLP

Boston, Massachusetts
June 11, 2007

CardioTech International, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,066	$6,841
Accounts receivable-trade, net of allowance of $170 and $572 as of March 31, 2007 and 2006, respectively	2,712	2,851
Accounts receivable-other	553	265
Inventories	5,205	4,786
Prepaid expenses and other current assets	205	210
Total current assets	12,741	14,953
Property, plant and equipment, net	4,082	4,059
Amortizable intangible assets, net	468	584
Goodwill	487	487
Other assets	123	130
Investment in CorNova, Inc.	—	238
Total assets	$17,901	$20,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,878	$1,750
Accrued expenses	862	936
Deferred revenue	198	132
Total current liabilities	2,938	2,818
Deferred rent	116	129
Commitments and contingencies (Note G)	—	—
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2007 and 2006, respectively	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 20,031,650 and 19,796,833 shares issued and outstanding as of March 31, 2007 and 2006, respectively	200	198
Additional paid-in capital	36,948	36,685
Accumulated deficit	(22,301)	(19,339)
Accumulated other comprehensive loss	—	(40)
Total stockholders’ equity	14,847	17,504
Total liabilities and stockholders’ equity	$17,901	$20,451

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For The Years Ended March 31,
	2007	2006	2005

Revenues:
Product sales	$19,593	$21,404	$21,067
Royalties and development fees	1,558	977	774
	21,151	22,381	21,841
Cost of sales	15,977	18,484	15,795
Gross margin	5,174	3,897	6,046
Operating expenses:
Research and development, regulatory and engineering	1,547	1,385	1,258
Selling, general and administrative	6,664	5,982	5,865
Impairment of goodwill	—	1,152	—
Non-cash compensation (1)	48	193	78
CarTika acquisition expenses	—	—	333
	8,259	8,712	7,534
Loss from operations	(3,085)	(4,815)	(1,488)
Interest and other income and expense:
Interest expense	(2)	—	(20)
Interest income	136	42	38
Other income (expense), net	268	104	(12)
Other income, net	402	146	6
Equity in net loss of CorNova, Inc.	(279)	(400)	(113)
Net loss	$(2,962)	$(5,069)	$(1,595)
Net loss per common share, basic and diluted	$(0.15)	$(0.26)	$(0.09)
Shares used in computing net loss per common share, basic and diluted	19,859	19,451	18,023

(1)          For the years ended March 31, 2007, 2006 and 2005, non-cash compensation expense was related to selling, general and administrative expenses.

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Consolidated Statements of Stockholder’s Equity

For the Years Ended March 31, 2005, 2006 and 2007

	Common Stock		Additional		Other		Total
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Income	Stock	Equity (Deficit)
Balance at April 1, 2004	17,700	$177	$32,041	$(12,675)	$7	$(182)	$19,368
Issuance of common stock in connection with exercise of stock options	179	2	252	—	—	—	254
Fair value of options granted to consultants	—	—	58	—	—	—	58
Issuance of common stock in connection with private placement, net of $314 of expenses	1,140	11	2,410	—	—	—	2,421
Investment in CorNova, Inc.	309	3	747	—	—	—	750
Compensation expense related to acceleration of employee stock options	—	—	20	—	—	—	20
Purchase of stock, at cost	—	—	—	—	—	(84)	(84)
Reclass of repurchased stock as unissued according to Mass. Business Corporation Act	(69)	(1)	(265)	—	—	266	—
Comprehensive loss from CorNova, Inc.	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	(1,595)	—	—	(1,595)
Balance at March 31, 2005	19,259	192	35,263	(14,270)	(175)	—	21,010
Issuance of common stock in connection with exercise of stock options	543	6	1,240	—	—	—	1,246
Fair value of options granted to consultants	—	—	193	—	—	—	193
Compensation expense related to acceleration of employee stock options	—	—	1	—	—	—	1
Reclass of repurchased stock, at cost	(5)	—	(12)	—	—	—	(12)
Comprehensive income from CorNova, Inc.	—	—	—	—	135	—	135
Net loss	—	—	—	(5,069)	—	—	(5,069)
Balance at March 31, 2006	19,797	198	36,685	(19,339)	(40)	—	17,504
Issuance of common stock in connection with exercise of stock options	235	2	216	—	—	—	218
Stock-based compensation	—	—	48	—	—	—	48
Reclass of repurchased stock, at cost	(1)	—	(1)	—	—	—	(1)
Comprehensive income from CorNova, Inc.	—	—	—	—	40	—	40
Net loss	—	—	—	(2,962)	—	—	(2,962)
Balance at March 31, 2007	20,031	$200	$36,948	$(22,301)	$—	$—	$14,847

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For The Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,962)	$(5,069)	$(1,595)
Adjustments to reconcile net loss to net cash flows:
Impairment of goodwill	—	1,152	—
Depreciation and amortization	832	930	1,016
Equity in net loss of CorNova, Inc.	279	400	113
Provision for doubtful accounts	84	245	202
Provision for excess and obsolete inventory	45	642	115
Stock-based compensation	48	194	78
Deferred rent	(13)	(44)	(47)
Changes in assets and liabilities:
Accounts receivable-trade	55	302	(321)
Accounts receivable-other	(288)	(34)	(29)
Inventories	(464)	(626)	(350)
Prepaid expenses and other current assets	5	(15)	(22)
Accounts payable	128	86	340
Accrued expenses	(74)	285	(94)
Deferred revenue	66	(131)	107
Net cash flows used in operating activities	(2,259)	(1,683)	(487)
Cash flows from investing activities:
Purchase of property, plant and equipment	(740)	(248)	(712)
Decrease in other assets	7	69	22
Payment of acquisition costs, net of cash acquired	—	—	(333)
Net cash flows used in investing activities	(733)	(179)	(1,023)
Cash flows from financing activities:
Net repayments on revolving credit line	—	—	(730)
Net proceeds from issuance of common stock	218	1,246	2,676
Repurchase of common stock	(1)	(12)	(84)
Net cash flows provided by financing activities	217	1,234	1,862
Net change in cash and cash equivalents	(2,775)	(628)	352
Cash and cash equivalents at beginning of period	6,841	7,469	7,117
Cash and cash equivalents at end of period	$4,066	$6,841	$7,469

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2	$4	$20
Taxes paid	$5	$6	$12

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that designs, develops, manufactures and sells innovative products and materials for the treatment of cardiovascular, orthopedic, oncological, urological and other diseases.  The Company’s business model calls for leveraging its technological and manufacturing expertise in order to expand its royalty, development and license fee income, develop next generation polymers and manufacture new and complex medical devices.  The Company is focused on developing and marketing polymers that can be used in products that are designed to reduce risk, trauma, cost and surgical procedure time.  The Company’s subsidiaries and divisions are Gish Biomedical, Inc. (“Gish” or cardiopulmonary products division), Catheter and Disposables Technology, Inc. (“CDT” or engineering services and contract manufacturing), and CT Biomaterials (“Biomaterials” or materials science technology).  The Company operates in one segment, medical device manufacturing and sales.

CardioTech has partnered with CorNova, Inc. (“CorNova”) to develop a drug-eluting stent.  The Company owns common stock in CorNova and has a 16% ownership interest in the outstanding common and preferred stock of CorNova, a privately-held, development stage company focused on the development of a next-generation drug-eluting stent. (See Note N).

In reviewing the strategic fit of Gish in our business model, we determined that Gish did not fit our strategic direction. In January 2007, we retained an investment banking firm to identify potential purchasers of Gish and to manage the sale of Gish. Although the expected sale of Gish will permit the redeployment of capital into our ongoing growth initiatives, there can be no assurance that the sale will be consummated at all or on terms acceptable to us. We believe our cash position as of March 31, 2007, excluding any future effect of a potential sale of Gish, will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The Company’s corporate headquarters are located in Wilmington, Massachusetts, with manufacturing operations in Massachusetts, California and Minnesota.

A.    Summary of Significant Accounting Policies:

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.

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

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.

Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development of new technology innovations by competitors of the Company, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

Reclassifications

An allocation of rent and insurance costs has been reclassified from selling, general and administrative expense to cost of sales for the years ended March 31, 2006 and 2005 to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments with maturities of three months or less when acquired.  Cash equivalents represent a deposit in a money market account.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers by the Company for the years ended March 31, 2007, 2006 and 2005 of $380,000, $409,000 and $409,000, respectively, have been recorded as revenue, and related costs have been recorded in cost of sales.

Research and Development, Regulatory and Engineering Expense

Research and development, regulatory and engineering expenditures for the years ended March 31, 2007, 2006 and 2005 were $1,547,000, $1,385,000 and $1,258,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has 10 full time employees that work on a variety of projects, including production support.

Reporting Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  During the years ended March 31, 2007, 2006 and 2005, the Company’s only item of other comprehensive loss was its equity in unrealized holding losses on securities classified as available for sale, recorded by CorNova, Inc. of $40,000, $135,000 and $(182,000), respectively.

Basic and Diluted Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2007, 2006 and 2005, potentially dilutive shares of 6,306,749, 7,091,611 and 8,584,311, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants and additional investment rights.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,
(in thousands)	2007	2006
Raw materials	$2,402	$2,143
Work in progress	1,310	1,033
Finished goods	1,493	1,610
Total inventories	$5,205	$4,786

The Company recorded a charge to cost of sales of $556,000 for the impairment of custom inventory held by the Company at March 31, 2006 related to production of a key customer’s products.

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

Our long-lived assets include intangible assets and goodwill.  In assessing the recoverability of our intangible assets and goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions.  If those estimates or their related assumptions change in the future, we may be required to record additional impairment charges for those assets.  Under the provisions of SFAS No. 142, we are required to test our goodwill and other intangible assets for impairment on an annual basis, or more frequently if indicators of impairment exist.  Our reporting units consist of three operating divisions and goodwill is allocated to the divisions for impairment assessment.  During the quarter ended March 31, 2006, the Company tested its intangible assets for impairment and based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of goodwill of its cardiopulmonary products and contract manufacturing operations was less than the respective carrying amounts and, therefore, goodwill impairment existed as of March 31, 2006.  As a result, the second step of the goodwill impairment test was completed and the Company recorded a charge of $598,000 for the impairment of goodwill related to contract manufacturing operations, primarily due to the cessation of a major customer.  In addition, there was a charge of $554,000 for the impairment of goodwill for its cardiopulmonary products operations due to continued reduced demand for these products.  The Company’s remaining goodwill is related to the biomaterials operations.  In the fourth quarter of the fiscal year ended March 31, 2007, we completed our annual review of goodwill and other intangible assets.  As a result of this review, we determined the fair value of the reporting unit exceeded the carrying amount and, therefore, no goodwill impairment existed as of March 31, 2007.  The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2008.

As of March 31, 2007 and 2006, CardioTech had unamortized goodwill of $487,000 and amortizable identifiable intangible assets of $468,000 and $584,000, respectively.  Amortization expense related to identifiable intangible assets was approximately $116,000, $192,000 and $192,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The estimated amortization expense related to other identifiable intangible assets for the next five years is as follows:

Fiscal Years Ended March 31,
(in thousands)
2008	$110
2009	110
2010	110
2011	17
2012	17
$364

Stock Based Compensation

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period.  Pro forma disclosure is no longer an alternative.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of stock-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the fiscal year ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the fiscal year ended March 31, 2007, the Company recorded stock-based compensation expense for options that vested of approximately $48,000, which would not have been recorded prior to the adoption of SFAS No. 123R.  As a result of the adoption of SFAS No. 123R, the Company’s net loss was higher by $48,000 for the fiscal year ended March 31, 2007 than if the Company had continued to account for employee stock options under APB No. 25.  Basic and diluted net loss per share remained unchanged as a result of the adoption of SFAS No. 123R.  As of March 31, 2007, the Company has approximately $330,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.85 years.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the fiscal years ended March 31, 2006 and 2005.  Since stock-based compensation expense for the fiscal year ended March 31, 2007 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period.  For purposes of the pro forma disclosure for the fiscal years ended March 31, 2006 and 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net loss and net loss per share would approximate the pro forma amounts below:

	Years Ended March 31,
(in thousands, except per share data)	2006	2005
Net loss, as reported	$(5,069)	$(1,595)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1	20
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	(978)	(7,418)
Pro forma, net loss	$(6,046)	$(8,993)
Basic and diluted loss per share:
As reported	$(0.26)	$(0.09)
Pro forma	$(0.31)	$(0.50)

The significant difference between “As reported” and “Pro forma” results for the year ended March 31, 2005 relates primarily to the effect of the acceleration of the vesting of stock options on July 8, 2004, and the granting in fiscal 2005 of 2,073,500 fully vested stock options.

On July 8, 2004, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that at July 8, 2004, all outstanding options are fully vested.  The Company accelerated the vesting of the options to avoid compensation expense associated with the adoption of SFAS 123R.  This action resulted in the immediate vesting of options to purchase 922,503 shares of the Company’s common stock.  No compensation cost was recognized because of the acceleration; however, should an optionee realize a benefit from the acceleration that they would not have otherwise been eligible for, the Company would then recognize compensation expense.  The compensation expense would be determined by the difference between the closing stock price at July 8, 2004 of $3.92 and the option exercise price, multiplied by the number of shares on which the optionee obtained a benefit from the accelerated vesting.  At July 8, 2004 the total potential compensation expense was $149,000.  Compensation cost due to the acceleration of $1,000 and $20,000 has been recorded for fiscal years 2006 and 2005, respectively.  At March 31, 2007, all compensation cost from the acceleration has been recognized.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•      the stock option exercise price,

•      the expected term of the option,

•      the grant price of our common stock, which is issuable upon exercise of the option,

•      the expected volatility of our common stock,

•      the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future), and

•      the risk free interest rate for the expected option term.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option granted during fiscal years 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended March 31,
	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	77.00	80.00	80.00
Risk-free interest rate	4.2% - 5.2%	4.14% - 4.72%	4.17% - 4.73%
Expected life	6.5 years	10 years	10 years
Fair value of options granted	$1.24	$1.99	$2.61

Stock Option Exercise Price and Grant Date Price of our Common Stock.  The closing market price of the Company’s common stock on the date of grant.

Expected Term.  For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “Share-Based Payment.”  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

Expected Volatility.  The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of its common stock over a period commensurate with the option’s expected term.

Expected Dividends. The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.  Accordingly, it uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and payables at March 31, 2007 and 2006 approximate their carrying amount due to the short maturities of these items.  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

All of the Company’s cash and cash equivalents are maintained at major financial institutions.

The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral.  The Company’s private label medical device manufacturing division requires new customers to pay a deposit prior to any work being performed, which is recorded as deferred revenue.  Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at March 31, 2007 and 2006.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience.  Actual losses when incurred are charged to the allowance.

Recent Accounting Pronouncements

In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The effect, if any, of adopting FIN 48 is not expected to have a material affect on our financial position and results of operations.

B.    Related Party Transactions

The Company has an investment in CorNova, Inc., in which Dr. Eric Ryan is President and a major shareholder.  The Company, on July 15, 2004, entered into a two-year consulting agreement with Dr. Ryan, which provided for a range of payments, in either cash or common stock, for the achievement of certain milestones related to the manufacturing, commencement of European clinical trials and the receipt of a restricted CE mark of the Company’s CardioPass synthetic coronary artery bypass graft.  Total potential payments ranged from $125,000 to $216,000 based on the timing of the milestone achievements.  As part of the agreement, Dr. Ryan had the opportunity to earn up to an additional $56,000 based on the achievement of certain milestones related to other products of the Company.  At March 31, 2006 and 2005, several of the contract milestones had been achieved and, accordingly, costs totaling $38,000 and $73,000 related to performance under this contract were recognized as a research and development expense for the years ended March 31, 2006 and 2005, respectively.  There were no research and development expenses recognized during the year ended March 31, 2007 related to this agreement.  This agreement expired July 15, 2006.

The Company provides research and development services to CorNova in connection with the development of the drug-eluting stent.  During the fiscal year ended March 31, 2006, the Company recognized revenues of approximately $67,000 in connection with these services.  The Company recognized no revenues in the fiscal years ended March 31, 2007 and 2005.  As of March 31, 2007, there were no accounts receivable or payables outstanding related to CorNova.

In December 2006, Mr. Eric G. Walters, the Company’s Vice President and Chief Financial Officer, was appointed a director of CorNova.

During fiscal 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the fiscal year ended March 31, 2007, the Company recognized $13,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

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

D.    Property and Equipment

Property and equipment consists of the following:

	March 31,
(in thousands)	2007	2006
Land	$500	$500
Building	2,153	2,053
Machinery, equipment and tooling	2,936	2,473
Furniture, fixtures and office equipment	820	651
Leasehold improvements	1,343	1,336
	7,752	7,013
Less: accumulated depreciation and amortization	(3,670)	(2,954)
	$4,082	$4,059

Depreciation expense for property and equipment for the fiscal years ended March 31, 2007, 2006 and 2005 was approximately $716,000, $798,000 and $824,000, respectively.

E.     Income Taxes

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2007	2006	2005
Expected federal tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	6.0%	4.2%	4.4%
Non-deductible expenses	(0.9)%	(9.3)%	(1.0)%
Deductible stock compensation	0.0%	1.9%	0.0%
Change in valuation allowance	(39.1)%	(30.8)%	(37.4)%
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse.  A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon the analysis by the Company of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2007 and 2006 consisted of the following:

	March 31,
(in thousands)	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$11,500	$10,413
Tax credits	220	135
Inventory and receivable allowances	347	542
Accrued expenses deductible when paid	376	387
Depreciation and amortization	225	134
Deferred tax assets	12,668	11,611

Deferred Tax Liabilities:
Basis difference in equity investment in CorNova	—	(39)
Deferred tax liability on basis difference of amortizable intangibles	(154)	(195)
Deferred tax liabilities	(154)	(234)
Sub-total	12,514	11,377
Valuation allowance	(12,514)	(11,377)
Net deferred tax asset	$—	$—

The Company had federal and state net operating loss carry forwards available to offset future taxable income. As of March 31, 2007, the Company had federal net operating losses of approximately $28,904,000, expiring between 2008 and 2027, and state net operating losses of approximately $26,671,000, expiring between 2008 and 2012.  Approximately $11,349,000 of the federal net operating loss carry forwards is subject to annual limitations as a result of the change in control of Gish.  As of March 31, 2007, the Company had federal and state investment and research tax credit carryforwards available to offset future taxable income of approximately $149,000, expiring between 2008 and 2027, and $108,000, expiring between 2008 and 2012, respectively.

In addition to the deferred tax assets disclosed above, the Company has approximately $1 million of net operating loss carryforwards as of March 31, 2007 related to excess tax benefits. The benefit of these deferred tax assets, when realized, will be reported as additional paid-in capital.

F.     Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.  The Company maintains cash and cash equivalents with high credit, quality financial institutions.  To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and maintains allowances for potential credit losses.  As of March 31, 2007 and 2006, the Company believes it has no significant concentration of credit risk.  One sales representative organization comprised 4%, 5% and 4% of the Company’s revenues in fiscal 2007, 2006 and 2005, respectively.

G.    Commitments

The Company leases approximately 16,000 square feet of office and manufacturing space in Plymouth, Minnesota under a lease which expires in April 2009; 52,000 square feet of office and manufacturing space in Rancho Santa Margarita, California under a lease which expires in February 2011; and 23,000 square feet of storage space in Irvine, California under a lease, which expires in January 2010.

Aggregate future minimum rental payments required under operating leases for the Rancho Santa Margarita, Irvine, and Plymouth facilities are as follows:

Fiscal Years Ended March 31, (in thousands)	Rancho Santa Margarita, CA	Irvine, CA	Plymouth, MN
2008	$458	$159	$188
2009	472	165	78
2010	486	170	—
2011	415	174	—
2012	—	—	—
Thereafter	—	—	—
	$1,831	$668	$266

Rent expense charged to operations was $761,000, $761,000 and $732,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

The Company also has purchase commitments totaling approximately $2.2 million at March 31, 2007 related to outstanding noncancelable purchase orders, primarily for raw materials.

H.    Stockholders’ Equity

Common Stock Options and Warrants

On December 22, 2004, the Company issued 1,139,586 shares of its common stock at $2.40 per share in a private placement receiving approximately $2,735,000 in gross proceeds, less placement agent fees and related transaction costs of approximately $314,000.

In connection with the transaction, the Company issued warrants to the investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  In addition, the investors had rights to purchase up to 1,139,586 shares of common stock at a price of $2.40 per share, which were exercisable for a period commencing on December 22, 2004 and ending on July 24, 2005.  We also issued warrants to the placement agent to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  If all warrants are exercised, the Company would receive gross proceeds of approximately $2,490,000, less related transaction costs.

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

The Company issued 235,417 shares of common stock during the year ended March 31, 2007, as a result of the exercise of options by employees and consultants, generating cash proceeds of $218,000.  The Company issued 543,254 shares of common stock during the year ended March 31, 2006, as a result of the exercise of options by employees and consultants, generating cash proceeds of $1,246,000.  The Company issued 179,501 shares of common stock during the year ended March 31, 2005, as a result of the exercise of options by employees and consultants, generating cash proceeds of $254,000.

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

On January 26, 2004, the Board of Directors of CardioTech retained a consultant (the “Consultant”) for a period of six months to continue to represent CardioTech to the investment community.  Services to be performed were i) to create greater awareness in the brokerage community for CardioTech and ii) to advise CardioTech on market conditions.  Fees for these services included (a) all pre-approved out-of-pocket expenses and (b) the periodic grant of stock options in tranches, up to a maximum aggregate grant of 1,000,000 shares.  The options have an exercise price equal to 75% of the closing price for the day prior to the date of each grant, and expire three months from the grant date.  The formal agreement with the Consultant expired January 25, 2005.  No options were granted to the Consultant during the fiscal year ended March 31, 2005.  During the fiscal year ended March 31, 2006, the Company granted the Consultant fully vested options totaling 240,000 shares with expirations of one month after the grant dates for services as described above.  During the fiscal year ended March 31, 2006, the Consultant exercised the same 240,000 options and the Company received proceeds totaling $607,000.  The Company recorded an expense of $193,000 for the difference between the proceeds received and the fair market value of the options on the date of grant.  No options were granted to the Consultant during the fiscal year ended March 31, 2007.  The Company has terminated its relationship with the Consultant.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  Since June 2001, the Company has purchased a total of 174,687 shares.  During the years ended March 31, 2007, 2006 and 2005, the Company has purchased 600 shares, 5,410 shares and 23,600 shares, respectively, at an approximate purchase cost of $1,000, $12,000, and $86,000, respectively.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, which provides that shares that are reacquired by a company become authorized but unissued shares.  As a result, the concept of “treasury shares” is eliminated and shares reacquired by a company become “authorized but unissued” shares.  Accordingly, the Company reclassified treasury stock at March 31, 2005 as a reduction of common stock at the par value amount of $.01 per share and the excess of the cost of the treasury stock over the par value has been recorded as a reduction of additional paid-in capital.  At March 31, 2005, 68,677 shares of treasury stock with a cost of $266,000 have been so reclassified.

I.      Enterprise and Related Geographic Information

The Company acquired Gish Biomedical, Inc. effective April 7, 2003 and subsequent to that date, the Company has managed its business in fiscal 2007, 2006 and 2005 on the basis of one reportable operating segment, Medical Device Manufacturing and Sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Sales to foreign customers (primarily Europe and Asia) aggregated approximately $3,456,000, $3,228,000 and $3,676,000 in 2007, 2006 and 2005, respectively.  The Company has no long-lived assets outside of the United States.

Revenues for the presented periods are as follows:

	For The Years Ended March 31,
(in thousands)	2007	2006	2005
Medical devices	$18,838	$20,411	$19,530
Contracted product design and development	755	993	1,537
Royalties and development fees	1,558	977	774
	$21,151	$22,381	$21,841

J.     Supplemental Disclosures for Stock-Based Compensation

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the Plan.  Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non

Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an addition 489,920 shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered for the 1996 Plan and 2003 Plan are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  Normally, options granted expire ten years from the grant date.

Activity under the Plans for the year ended March 31, 2007 is as follows:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Options	Exercise Price per	Contractual	Intrinsic
	Outstanding	Share	Term in Years	Value
Options outstanding as of April 1, 2006	6,210,880	$2.21	6.50
Granted	294,918	1.69
Exercised	(235,417)	0.93
Cancelled	(419,951)	3.45
Forfeited	(424,412)	1.94
Options outstanding as of March 31, 2007	5,426,018	$2.16	6.15	$1,207,568
Options exercisable as of March 31, 2007	5,201,915	$2.18	6.00	$1,202,082
Options vested or expected to vest as of March 31, 2007	5,201,915	$2.18	6.00	$1,202,082

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2007 of $1.56 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007.  Total intrinsic value of stock options exercised under the Plan for the fiscal years ended March 31, 2007, 2006 and 2005 was $246,000, $466,000 and $289,000, respectively.  The total fair value of stock options that vested during the fiscal years ended March 31, 2007, 2006 and 2005 were $91,549, $1,169,532 and $6,396,000.

As of March 31, 2007, 294,918 shares were issued under the 2003 Stock Option Plan.  During the year ended March 31, 2006, 385,000 options were granted pursuant to Rule 711 of the American Stock Exchange.  Under Rule 711, a first-time employee may be granted an option without approval of stockholders if approved by the Company’s Board of Directors.

At March 31, 2007 there were no shares remaining to be granted under the 1996 Stock Option Plan and 1,515,399 shares were available for grant under the 2003 Stock Option Plan.

At March 31, 2007, warrants issued to purchase 880,731 shares of common stock were outstanding.  Warrants for 140,000 shares of common stock have an exercise price of $2.40 and expire on July 11, 2008.  Warrants for 740,731 shares of common stock have an exercise price of $3.00 and expire on December 22, 2009.

K.    Intangible Assets

Amortizable intangible assets consist of the following:

	Estimated
	Useful Life	March 31,
(in thousands)	in Years	2007	2006
Customer intangibles	5 to 7	$644	$1,056
Technology intangibles	15	262	262
		906	1,318
Less: accumulated amortization		(438)	(734)
Amortizable intangible assets, net		$468	$584

Goodwill consists of the following:

	March 31,
(in thousands)	2007	2006
Goodwill	$1,215	$2,367
Less: accumulated amortization	(728)	(728)
	487	1,639
Less: write-off for goodwill impairment (See Note A)	—	(1,152)
Goodwill	$487	$487

L.    Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	beginning of	costs and			end of
(in thousands)	period	expenses	Other	Write-off	period
Year ended March 31, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$572	$84	$(3)	$(483)	$170
Excess and obsolescence reserve	982	45	—	(727)	300
Total	$1,554	$129	$(3)	$(1,210)	$470

Year ended March 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$326	$251	$1	$(6)	$572
Excess and obsolescence reserve	402	642	—	(62)	982
Total	$728	$893	$1	$(68)	$1,554

Year ended March 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$201	$202	$7	$(84)	$326
Excess and obsolescence reserve	372	115	—	(85)	402
Total	$573	$317	$7	$(169)	$728

M.   Benefit Plan and Employment Agreements of Executive Officers

The Company has several Salary Reduction Profit Sharing Plans (“the Plans”), established under Section 401(k) of the Internal Revenue Code.   All full time employees who are eighteen years of age and have completed 30 days of employment are eligible to participate.  The Company’s contributions are discretionary and the Company made no matching contributions in 2007, 2006 and 2005.  An annual Company contribution to the Plans was $23,000, $21,000 and $27,000 in the years ended March 31, 2007, 2006 and 2005, respectively.

The Company has entered into an employment agreement with Eric G. Walters (the “Walters Agreement”), pursuant to which said individual serves as Vice President and Chief Financial Officer of the Company.  Pursuant to the terms of the Walters Agreement, Mr. Walters is to receive an annual base salary of One Hundred Seventy Five Thousand ($175,000) dollars.  Mr. Walters’ salary will be reviewed annually by the Board.  Additionally, Mr. Walters may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Walters Agreement by and between the Company and Mr. Walters is set to expire on April 1, 2008.  After such time, the term of the Walters Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Walters remains employed by the Company.  Mr. Walters and CardioTech each have the right to terminate the Walters Agreement at any time, with or without cause (as defined in the Walters Agreement), upon thirty (30) days prior written notice.  In the event that CardioTech terminates the applicable Walters Agreement without cause, or Mr. Walters terminates his employment for good reason following a change in control (as such terms are defined in the Walters Agreement) or CardioTech fails to renew the Employment Agreement within two (2) years following the occurrence of a change in control, Mr. Walters will be entitled to receive severance equal to 2.0 times his annual base salary at termination.  In such event, Mr. Walters will be bound by a noncompete covenant for one (1) year following termination of his employment.

On August 7, 2006, the Board of Directors of CardioTech International, Inc. (the “Company”) accepted the resignation of Dr. Michael Szycher as Chief Executive Officer, President and Treasurer of the Company, effective as of that date.  Dr. Szycher also resigned as a member of the Company’s Board of Directors.  He will remain an employee of the Company in a non-executive capacity as Senior Scientific Advisor for a period of one year.  On August 11, 2006 the Company entered into a transition agreement (the “Transition Agreement”) with Dr. Szycher.  The Transition Agreement provides for Dr. Szycher to serve in a non-executive capacity as Senior Scientific Advisor to the Company at his current annual base salary of $325,000 for a period of one year, at which time his employment will terminate.  The Company agreed (i) to continue Dr. Szycher’s current life insurance coverage for 12 months following his separation date and (ii) to pay Dr. Szycher’s COBRA medical insurance premiums for a period of 6 months following his separation date.

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company. Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $250,000, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company may renew the Adams Agreement at the end of the initial term, however, lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  Either party has the right to terminate the Adams Agreement upon thirty (30) days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two (2) times his base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six (6) months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one (1) year after such termination at the Company’s expense.

N.    Investment in CorNova, Inc.

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

CardioTech has a 30% ownership interest in the common stock of  CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the net loss of CorNova in its consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005.  During the fiscal year ended March 31, 2007, the Company recorded equity in the net loss of CorNova of $279,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains on securities classified as available-for-sale).  During the fiscal year ended March 31, 2006, the Company recorded equity in the net loss of CorNova of $400,000, and equity in comprehensive income of CorNova of $135,000 (related to unrealized holding gains on securities classified as available-for-sale).  During the fiscal year ended March 31, 2005, the Company recorded equity in the net loss of CorNova of $113,000, and equity in comprehensive loss of CorNova of $182,000 (related to unrealized holding losses on securities classified as available-for-sale).  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

At March 31, 2007, CorNova had total assets of $1,327,000, of which $504,000 was cash and short-term investments, liabilities totaling $386,000 and stockholders’ equity of $940,000 of which $5,471,000 is a retained earnings deficit and $111,000 is comprehensive loss related to the decline in market value of the common stock of CardioTech and Implant Sciences held by CorNova and which was transferred to CorNova in the transactions discussed above.

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

O.    Terminated Acquisition of CarTika Medical, Inc.

On November 19, 2004, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities of CarTika Medical, Inc., a privately owned medical device contract manufacturer headquartered in Plymouth, Minnesota (“CarTika”).  The transaction closing was subject to a variety of closing conditions, including the successful filing of a registration statement covering the shares.  Because of the protracted time in obtaining regulatory clearance for the acquisition, on June 14, 2005, CarTika terminated the proposed acquisition.  The Company incurred CarTika related acquisition costs totaling $333,000, which have been charged to expense at March 31, 2005.  A net $75,000 recovery related to transaction costs incurred and paid in connection with the proposed acquisition of CarTika Medical, Inc. is included in other income in fiscal 2006.

P.    Condensed Consolidated Quarterly Financial Data (unaudited)

The following consolidated interim financial information is unaudited.  Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the quarterly financial data.

	Year Ended March 31, 2007
(in thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total revenues	$4,970	$5,282	$5,414	$5,485
Gross margin (1)	888	1,542	1,367	1,377
Net loss	(1,210)	(346)	(826)	(580)
Net loss per common share, basic and diluted	$(0.06)	$(0.02)	$(0.04)	$(0.03)
Shares used in computing net loss per common share, basic and diluted	19,813	19,832	19,832	19,957

	Year Ended March 31, 2006
(in thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total revenues	$5,640	$6,034	$5,469	$5,238
Gross margin (1)	1,123	1,579	961	234
Net loss (2)	(567)	(285)	(958)	(3,259)
Net loss per common share, basic and diluted (2)	$(0.03)	$(0.01)	$(0.05)	$(0.17)
Shares used in computing net loss per common share, basic and diluted	19,258	19,350	19,499	19,699

(1)  An allocation of rent and insurance costs has been reclassified from selling, general and administrative expense to cost of sales for the years ended March 31, 2006 and 2005 to conform to the current year presentation.

(2)  During the quarter ended March 31, 2006, the Company tested its intangible assets for impairment and based on the results of the first step of the goodwill impairment test, the Company determined that the fair value of goodwill of its cardiopulmonary products and contract manufacturing operations was less than the respective carrying amounts and, therefore, goodwill impairment existed as of March 31, 2006.  As a result, the second step of the goodwill impairment test was completed and the Company recorded a charge of $598,000 for the impairment of goodwill related to contract manufacturing operations, primarily due to the cessation of a major customer.  In addition, there was a charge of $554,000 for the impairment of goodwill for its cardiopulmonary products operations due to continued reduced demand for these products.  The Company’s remaining goodwill is related to the biomaterials operations.  In the fourth quarter of the fiscal year ended March 31, 2007, we completed our annual review of goodwill and other intangible assets.  As a result of this review, we determined the fair value of the reporting unit exceeded the carrying amount and, therefore, no goodwill impairment existed as of March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2007	CardioTech International, Inc.

	By:	/s/ MICHAEL F. ADAMS
Michael F. Adams
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2007	/s/ MICHAEL F. ADAMS
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)

Dated: June 26, 2007	/s/ WILLIAM J. O’NEILL, JR.
William J. O’Neill, Jr. Chairman

Dated: June 26, 2007	/s/ ANTHONY J. ARMINI
Anthony J. Armini Director

Dated: June 26, 2007	/s/ MICHAEL L. BARRETTI
Michael L. Barretti Director

Dated: June 26,2007	/s/ JERRY DORSEY
Jerry Dorsey Director

Dated: June 26, 2007	/s/ ERIC G. WALTERS
Eric G. Walters Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)