Form 10-K/A
period 2007-03-31
CARDIOTECH INTERNATIONAL INC
filed 2007-07-26
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of July 25, 2007, 20,031,650 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $25,067,510 based on the last sale price as reported by the American Stock Exchange on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, originally filed on June 27, 2007 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of our fiscal year ended March 31, 2007.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b - 15 and 13a - 14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Item 9B.              Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

CardioTech’s Board of Directors is currently comprised of five directors.  The directors and named executive officers, their ages and positions at CardioTech as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of July 16, 2007.

Name	Age	Position
Michael F. Adams	51	President, Chief Executive Officer and Director
Eric G. Walters	55	Vice President & Chief Financial Officer
Andrew M. Reed, Ph.D.	54	Vice President of Science & Technology
Philip A. Beck	45	Vice President & General Manager, CDT
William J. O’Neill, Jr.	65	Chairman of the Board of Directors
Michael L. Barretti	62	Director
Anthony J. Armini, Ph.D.	69	Director
Jeremiah E. Dorsey	62	Director

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Mr. Michael F. Adams has been a director of CardioTech since May 1999.  Mr. Adams was appointed as President & Chief Executive Officer on August 7, 2006.  From April 1, 2006 until August 7, 2006, Mr. Adams was the Company’s Vice President of Regulatory Affairs and Business Development.  Prior to April 2006, Mr. Adams was the Vice President of PLC Systems, Inc.  Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc.  Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality Assurance of CardioTech from June 1998 to May 1999.  From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation.  Mr. Adams received a BS from the University of Massachusetts.

Mr. Eric G. Walters has been our Vice President & Chief Financial Officer since October 2005.  Prior to joining us, Mr. Walters from October 2004 through September 2005 served as Vice President and Chief Financial Officer at Konarka Technologies, Inc., a developer of light-activated plastic (photovoltaic) material.  Prior to joining Konarka, Mr. Walters served in various capacities at PolyMedica Corporation during a 13-year period, including Executive Vice President and Chief Financial Officer.  Mr. Walters, a CPA, is a Member of the American Institute of Certified Public Accountants, a Fellow of the Massachusetts Society of Certified Public Accountants, and a Member in Financial Executives International.  Mr. Walters serves as a Director and the Chairman of the Audit Committee of the Board of Directors of MFIC Corporation since November 2005; and as a member of the Board of Directors of CorNova Inc., a privately-held development stage company.  Mr. Walters received his BS degree from Colgate University and a Certificate in Accounting from Bentley College.

Dr. Andrew M. Reed has been our Vice President of Science & Technology since April 2006.  Prior to April 2006, Dr. Reed was Executive Vice President of CCS Medical a direct to patient provider of diabetic, respiratory, ostomy and wound care supplies.  From 1999 to 2005 he was Chief Operating Officer and Vice President of Gericare Providers, Inc. a supplier of wound care products for patient in-home use.  He was President of Innovative Technologies (US), Inc. the US Division of a UK based private label manufacturer of proprietary wound care products from 1997 through 1999.  From 1990 to 1997, Dr. Reed held management positions of increasing responsibilities at PolyMedica Corporation, a direct to consumer diabetic, pharmaceutical and wound care product manufacturer and provider, including Vice President of Research and Development and President of PolyMedica Wound Care Company.  Dr. Reed was responsible for research and development and manufacturing functions.  Earlier in his career, Dr. Reed was a Senior Research Chemist at Millipore Corporation.  Dr. Reed is the holder of several U.S. Patents, primarily in the area of polyurethane and wound dressing technologies, and is the co-inventor of ChronoFlex®.  Dr. Reed received his Ph.D. in Polymer Chemistry from the University of Liverpool, UK.  He is the author and co-author of numerous published scientific papers.

Mr. Philip A. Beck has been a Vice President & General Manager of Catheters and Disposables Technology, Inc. (“CDT”), CardioTech’s wholly-owned subsidiary, since October 2006.  Prior to joining us, from March 2005 through October 2006, Mr. Beck was the Chief Financial Officer and Sr. Vice President of Medical Operations of Midwest Plastic Components, Inc., a contract manufacturing company.  Prior to Midwest Plastics, from November 2000 through March 2005, Mr. Beck held several positions with Accellent Inc., formally MedSource Technologies, Inc.  Throughout Mr. Beck’s career he has served several manufacturing and consulting management positions involving business development, supply chain management, information technology and financial management.  Mr. Beck received a Bachelor of Science in Business Management - Accounting from Mankato State University in Minnesota and is a member of the AICPA.

Mr. William J. O’Neill, Jr. has been a director of CardioTech since May 2004 and was appointed as Chairman on August 7, 2006.  Mr. O’Neill is currently the Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts.  Prior to this appointment, Mr. O’Neill spent thirty years (1969-1999) with the Polaroid Corporation, where he held the positions of Executive Vice President of the Corporation, President of Corporate Business Development, and Chief Financial Officer.  He was also Senior Financial Analyst at Ford Motor Company.  Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute, and is currently a member of the Massachusetts Bar Association, a member of the Board of Directors of the Greater Boston Chamber of Commerce, and serves on the Board of Directors of Concord Camera and EDGAR Online, Inc..  He earned a BA at Boston College in mathematics, a MBA in finance from Wayne State University, and a JD from Suffolk University Law School.

Mr. Michael L. Barretti has been a director of CardioTech since January 1998.  Mr. Barretti is the executive in residence and professor of marketing at Suffolk University in Boston.  Mr. Barretti has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996.  From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers.  From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry.  From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field.  Mr. Barretti received his BA from St. Johns University and an MBA from Suffolk University.

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

Mr. Jeremiah E. Dorsey has been a director of CardioTech since May, 2004.  Mr. Dorsey retired in 2002.  From 1992 to 2002, Mr. Dorsey was President and Chief Operating Officer of The West Company (Lionville, PA), a leading supplier of components to the pharmaceutical, medical device and dental businesses.  From 1990 to 1992, Mr. Dorsey was President and Chief Executive Officer of Foster Medical (Waltham, MA), a supplier of hospital equipment.  From 1988 to 1990, he was President of Towles Housewares Company (Newburyport, MA), and Vice President and Board Member of J&J Dental Products Company (East Windsor, NJ), a world leader in composite materials, dental amalgams, cleaning and polishing products.  Mr. Dorsey received a BA from Assumption College and an MBA from Fairleigh Dickinson University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to CardioTech, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2007, except as follows.  During fiscal 2007, Mr. Dorsey received 12 option grants to purchase shares of the Company’s common stock and was late in filing 8 Forms 4 for these option grants.

Code of Conduct and Ethics

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and vice president of finance.  The code of ethics is posted on the Company’s website at www.cardiotech-inc.com.  The

Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer, chief financial officer, or vice president of finance that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders.  To be timely, the notice must be received within the time frame identified in our bylaws, discussed below.  To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee.  These requirements are detailed in our bylaws, which were attached as an exhibit to our Report on Form 10 filed on May 10, 1996.  A copy of our bylaws will be provided upon written request.

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in the Company’s proxy materials for its 2008 Annual Meeting of Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than April 7, 2008.  The Company has received no stockholder nominations or proposals for the 2007 Meeting.

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  Stockholders who wish to send communications on any topic to the Board should address such communications to Board of Directors c/o Vice President and Chief Financial Officer, CardioTech International, Inc., 229 Andover Street, Wilmington, MA 01887.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Board has designated from among its members Mr. William J. O’Neill, Jr., Dr. Anthony J. Armini, and Mr. Jeremiah E. Dorsey as the members of the Audit Committee.  The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•      appointing, approving the compensation of, and assessing the independence of the Company’s independent auditors;

•      overseeing the work of the Company’s independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•      reviewing and discussing with management and the independent auditors the Company’s annual and quarterly financial statements and related disclosures;

•      coordinating the Board of Director’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics;

•      establishing procedures for the receipt and retention of accounting related complaints and concerns;

•      meeting independently with the Company’s internal auditing staff, independent auditors and management; and

•      preparing the audit committee report required by SEC rules (which is included on pages 8 and 9 of this proxy statement).

The Board of Directors has determined that Mr. O’Neill is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is independent under Section 121A and 121B of the American Stock Exchange Listing Guide.  Mr. O’Neill also acts as the Chairman of the Audit Committee.

During the fiscal year ended March 31, 2007, the Audit Committee met five (5) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on the Company’s website at www.cardiotech-inc.com under the “Investors – Corporate Governance” section.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This section discusses the material elements of compensation awarded to, earned by or paid to the executive officers identified in the Summary Compensation Table set forth below (whom we refer to as our named executive officers) in fiscal 2007.

The Compensation Committee of our Board of Directors generally has responsibility for reviewing and determining on both an annual and an as-needed basis the compensation of our named executive officers and key employees and reporting to the Board regarding the foregoing.  The Compensation Committee also has responsibility for administering our stock plans and determining the number of stock options, if any, to be granted under those plans and reporting to the Board regarding the foregoing.  None of the named executive officers are members of the Compensation Committee.  The current Compensation Committee members are Messrs: Barretti, Dorsey and Armini.

Overview of Compensation Programs and Objectives

The objectives of the Compensation Committee in recommending the levels and components of compensation for the named executive officers are to:

(1)   Attract, motivate and retain talented and dedicated executives;

(2)   Motivate performance to achieve our established goals and objectives; and

(3)   Provide both cash and equity incentives that align the interests of the named executive officers with the long-term interests of our stockholders.

The Compensation Committee reviews the achievement of corporate goals and individual contributions to our success.  The Compensation Committee monitors the results of our executive compensation program to assure that the compensation paid to the named executive officers provides overall competitive pay levels and appropriately rewards superior performance.  The Compensation Committee relies on judgment and not upon rigid guidelines or formulas in determining the amount or mix of compensation elements for each named executive officer.  Factors affecting the Compensation Committee’s judgment include performance compared to strategic goals, the nature of the named executive officer’s responsibilities and his or her effectiveness in leading our initiatives to achieve our goals.  Our President & Chief Executive Officer, as the manager of the members of the executive team, assesses the executive officers’ individual contributions to their respective departmental goals and makes recommendations to the Compensation Committee with respect to increases in base salary, discretionary bonus and long-term incentive awards, for each member of the executive team.  The Compensation Committee evaluates, discusses and approves or modifies these recommendations.  Each member of the Board who is independent in accordance with the standards of the Securities and Exchange Commission is permitted to attend the Compensation Committee meetings and participate in the discussion.  However, approval of each named executive officer’s compensation is made by the Compensation Committee and recommended to the Board for ratification.  As described in more detail below, the material components of the named executive officers’ compensation include base salary, discretionary bonus, long-term incentive awards, limited change-in-control benefits and related severance protection, and other employee benefits.  The Compensation Committee believes that each element of our executive compensation program helps us to achieve one or more of our compensation objectives.

Base salaries, change-in-control benefits and other employee benefits are all primarily intended to attract and retain qualified executives.  The value of these components in any given year is less dependent on performance than the other elements that comprise our executive compensation package.  The Compensation Committee believes that we need to provide the named executive officers with a level of predictable compensation in order to attract and retain top-caliber executives and reward their continued services.  The Compensation Committee’s general philosophy is that discretionary bonuses and long-term incentive compensation should fluctuate with our success in achieving financial and other goals, and that we should continue to use long-term compensation such as stock options to align stockholder and executives’ interests.  The Compensation Committee also believes that a mix of longer-term and short-term elements allows us to achieve the dual goals of attracting and retaining executives while motivating their continued performance and aligning their financial interests with those of our stockholders.

The Compensation Committee continues to place greater emphasis on the “performance” approach  to executive compensation, whereby the named executive officers, would receive salary increases based, in part, on individual and Company performance and on the results of a independent compensation study.

The Compensation Committee uses relevant data points derived from independent compensation studies for comparable companies, such as salary surveys, to assist it in determining the compensation for each of our named executive officers.  While the Compensation Committee has found it difficult to benchmark the compensation levels of our named executive officers within a peer group of comparable companies due to the nature of our business and technology, it continues to evaluate the compensation practices of other medical device companies in determining an appropriate level and mix of compensation.

Current Material Elements

Base Salary.  In determining the base salaries of our named executive officers in fiscal 2007, the Compensation Committee did not have a formal program to review base salary.  In setting the base salaries of our named executive officers for our fiscal year 2008, the Compensation Committee considered the performance of each named executive officer, including reviewing the nature of the named executive officer’s responsibilities, the Compensation Committee’s expectations for such named executive officer’s performance, and our past compensation practice.  Base salary is paid in cash.

Effective April 1, 2007, base salary increases were proposed by the Compensation Committee, approved by the Board and then awarded to the President & Chief Executive Officer, Vice President & Chief Financial Officer, and Vice President of Science & Technology based on the above criteria.  These amounts are disclosed in the notes to the Summary Compensation Table.

Discretionary Bonuses.  There was not a formal discretionary bonus program in place in fiscal 2007. Therefore, there were no discretionary cash bonuses paid for our named executive officers.  This decision was based in large part on the financial performance of the Company.

The Compensation Committee may recommend beginning in fiscal 2008 that discretionary bonuses be paid on an individual basis to a particular named executive officer using criteria which the Compensation Committee believes to be relevant, such as the performance of the particular officer or the accomplishment of specific objectives by such officer, as well as other factors such as our profitability, revenue, cash flow, customer generation, market share and industry position.

Long-Term Incentive Compensation.  There was not a formal discretionary long term incentive compensation program in place in fiscal 2007.  Periodically, the Compensation Committee grants long-term incentive compensation, in the form of stock option grants, to our named executive officers in order to provide a long-term incentive which is directly tied to the performance of our stock.  These grants provide an incentive to maximize stockholder value by providing the executives an equity interest which further aligns their interests with those of the stockholders.  Vesting periods associated with such grants are used to retain our named executive officers and to emphasize the long-term aspect of contribution and performance.

Beginning in fiscal 2008, in making grants of long-term incentive compensation in the form of stock option grants to our named executive officers, the Compensation Committee will consider a number of factors, including our performance, the performance of such persons, the results of an independent study, the achievement of specific delineated goals, the responsibilities of such persons, the number of stock options and other awards each such person currently possesses and the underlying value of the options and other awards held.  Stock option grants are issued pursuant to the terms of the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Stock Plan”), which has previously been approved by our stockholders.

Stock Options.  Pursuant to the terms of the 2003 Stock Plan, Dr. Andrew M. Reed and Mr. Philip A. Beck each received stock option grants at the time they joined the Company in March 2006 and October 2006, respectively.  No other named executive officers received stock option grants in fiscal 2007.  When issued, the exercise price of grants is 100% of the closing price of the underlying Common Stock on the date of grant.  In general, the options granted to our named executive officers vest in four equal annual installments over a three-year period beginning on the date of grant.  The Compensation Committee may, in certain instances, grant performance-based options, though it has not done so to date.

Equity Grant Practices.  The Compensation Committee may grant awards to our named executive officers or other eligible participants under our 2003 Stock Plan at any time during the year, including in connection with the hiring or promotion of employees or based upon other special circumstances or performance.  In accordance with longstanding policy, the Compensation Committee does not backdate or re-price options or grant options retroactively.  In addition, the Compensation Committee does not coordinate grants of options so that they are made before announcements of favorable information, or after announcements of unfavorable information.  Options are granted at fair market value (deemed to be the closing price of the underlying Common Stock on the date of grant) on a fixed date or event (such as at a regularly scheduled Board meeting for existing employees or on a new employee’s first day of work) with all required approvals obtained in advance of or on the actual grant date.  Board and Compensation Committee meetings are generally scheduled months in advance and scheduling decisions are made without regard to our anticipated earnings or other major announcements.

The Board has provided the President & CEO with a pool of 200,000 shares of the Company’s common stock that may be granted pursuant to the 2003 Stock Plan, on regularly scheduled Board meeting dates, to employees other than named executive officers, limited to no more than 25,000 shares annually to any one person.

Change-in-Control Benefits and Severance Protection.  Certain of our named executive officers have entered into employment agreements providing change-in-control benefits and severance protection in the event of (i) termination by the Company of the Named Executive Officer without Cause, (ii) termination for Good Reason by the Named Executive Officer following a Change in Control, or (iii) failure by the Company to renew the Employment Agreement within a period of one (1) to two (2) years following the occurrence of a Change in Control.  The Change-in-Control Benefits and Severance Protection provisions are further described below in “Employment Agreements; Change in Control and Severance Provisions.”

Other Compensation and Benefits.  Our named executive officers participate in the same group insurance and employee benefit plans customarily offered to our other employees.  As a policy, we do not provide loans or other perquisites to our named executive officers.

Employment Agreements

As of March 31, 2007, among the named executive officers, the President & Chief Executive Officer, Vice President & Chief Financial Officer, and Vice President & General Manager, CDT, each has an employment agreement as described in “Executive Compensation - Employment Agreements”.

Stock Ownership Guidelines

The Company currently does not require our directors or named executive officers to own a particular amount of our Common Stock.  The Compensation Committee recommends stock and option holdings to our directors and named executive officers to provide motivation to this group and to align their interests with those of our stockholders.  The majority of our directors and named executive officers are stockholders.

Return of Incentive Compensation by an Executive

In the case of a significant restatement of our financial results caused by a named executive officer’s fraudulent or intentional misconduct, the Board may take action to seek reimbursement of any portion of performance-based or incentive compensation that was paid or awarded to such executive which would not have been paid or awarded if such compensation had been calculated based on the restated financial results.  The Audit Committee of the Board will determine whether a financial restatement is significant and will make an initial determination of the cause of the restatement.

Compensation Consultant

From time to time the company or the Compensation Committee may contractually engage or seek the advice of one or more compensation consultants; however, such consultants have no  role in deciding the amount or form of named executive officer or director compensation.  In the future, either we or the Compensation Committee may continue this practice.

Tax Consideration

The Compensation Committee currently intends for all compensation paid to our named executive officers to be tax deductible to us pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”).  Section 162(m) provides that we cannot deduct  for Federal income tax purposes compensation paid to our named executive officers in excess of $1,000,000, unless, in general, (1) such compensation is performance-based, established by a committee of outside directors and objective, and (2) the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders.  The Compensation Committee believes that stockholder interests are best served by not restricting the Committee’s discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses.  Accordingly, in the future, the Compensation Committee may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in its judgment, after considering the additional costs of not satisfying Section 162(m), such program is appropriate.  However, the Compensation Committee does not anticipate paying any named executive officers in excess of $1,000,000 in the near term.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be incorporated by reference in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2007.

Compensation Committee

of the Board of Directors

Michael L. Barretti, Chairman

Jeremiah E. Dorsey

Anthony J. Armini, Ph.D.

Summary Compensation Table

The following table provides information concerning compensation for services rendered to the Company in all capacities for the fiscal year ended March 31, 2007 by our Chief Executive Officer, Chief Financial Officer, other most highly compensated executive officers and former executive officer whose total compensation exceeded $100,000 in fiscal 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Named Executive Officers
Michael F. Adams President & CEO	2007	$210,452	$—	$9,533	$219,985

Eric G. Walters Vice President & CFO	2007	$173,247	$—	$13,600	$186,847

Andrew M. Reed, Ph.D. Vice President of Science & Technology	2007	$138,482	$—	$1,519	$140,001

Philip A. Beck (3) Vice President & General Manager, CDT	2007	$76,085	$25,115	$663	$101,863
FormerExecutive Officer
Michael Szycher (4) Senior Science Advisor Former CEO & President	2007	$325,000	$—	$5,808	$330,808

(1)   The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2007, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation,” and thus includes amounts from awards granted in, and prior to, fiscal 2007.  See Note A of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining the value of such awards.

(2)   Includes i) premiums paid by the Company for disability and term life insurance for all named executives and former executive and ii) personal use of leased vehicles for Messrs. Adams, Szycher and Walters amounting to $8,096, $3,823, and $12,005, respectively.

(3)   The Company entered into an employment agreement with Phil A. Beck on October 12, 2006 pursuant to which Mr. Beck will serve as Vice President and General Manager, CDT.  Mr. Beck is to receive an annual base salary of $180,000, plus a car allowance of $8,400.  Mr. Beck may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the

Board.  Mr. Beck’s employment agreement is further described in “Executive Compensation – Employment Agreements.”

(4)   On August 7, 2006, Dr. Michael Szycher resigned as Chief Executive Officer, President, Treasurer and member of the Board of Directors of the Company, effective that date.  On August 11, 2006 the Company entered into a Transition Agreement with Dr. Szycher, which provides for Dr. Szycher to serve in a non-executive capacity as Senior Scientific Advisor to the Company at his then current annual base salary of $325,000 for a period of one year, at which time his employment will terminate.  The Company has agreed (i) to provide Dr. Szycher life insurance coverage equal to 1.5 times his base salary for a period of 12 months following his separation date and (ii) to provide Dr. Szycher COBRA medical insurance benefits of which the employer portion of premiums will be paid by the Company through February 28, 2008.

2007 Grants of Plan-Based Awards

The following table provides information regarding grants of awards under the CardioTech International, Inc. 2003 Stock Option Plan to the Named Executive Officers during the fiscal year ended March 31, 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options		Exercise Price	Grant Date Fair Value
Philip A. Beck	10/23/06	150,000	(1)	$1.64	$25,115	(2)

(1)   Options will vest at the rate of 25% on October 23, 2006, the date of grant, and 25% on each annual anniversary thereafter ending on October 23, 2009.

(2)   The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2007, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation,” and thus includes amounts from awards granted in, and prior to, fiscal 2007.  See Note A of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2007 for the assumptions used in determining the value of such awards.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officers

The Company entered into employment agreements (the “Employment Agreement”) with (i) Michael F. Adams on September 13, 2006, effective August 7, 2006 (the “Adams Agreement”), (ii) Eric G. Walters on April 2, 2006 (the “Walters Agreement”), and (iii) Philip A. Beck on October 12, 2006 (the “Beck Agreement”).

The Adams Agreement provides for Mr. Adams to serve as President & Chief Executive Officer of the Company.  Pursuant to the terms of the Adams Agreement, as amended on July 10, 2007, Mr. Adams is to receive an annual base salary of $290,000, effective April 1, 2007.  Mr. Adams’ salary will be reviewed annually by the Board.  Additionally, Mr. Adams may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Adams Agreement is set to expire on August 6, 2008.  After such time, the term of the Adams Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Adams remains employed by the Company.  Mr. Adams and CardioTech each have the right to terminate the Adams Agreement at any time, with or without cause, as defined below, upon thirty (30) days prior written notice.  In the event that CardioTech terminates the applicable Adams Agreement without cause, or Mr. Adams terminates his employment for good reason following a change in control, as defined below, or CardioTech fails to renew the Adams Agreement within two (2) years following the occurrence of a change in control, Mr. Adams will be entitled to receive severance equal to 2.0 times his annual base salary at termination.  In such event, Mr. Adams will be bound by a non-compete covenant for one (1) year following termination of his employment.

The Walters Agreement provides for Mr. Walters to serve as Vice President and Chief Financial Officer of the Company.  Pursuant to the terms of the Walters Agreement, as amended on July 10, 2007, Mr. Walters is to receive an annual base salary of $195,000, effective April 1, 2007.  Mr. Walters’ salary will be reviewed annually by the Board.  Additionally, Mr. Walters may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Walters Agreement is set to expire on April 1, 2008.  After such time, the term of the Walters Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Walters remains employed by the Company.  Mr. Walters and CardioTech each have the right to terminate the Walters Agreement at any time, with or without cause, as defined below, upon thirty (30) days prior written notice.  In the event that CardioTech terminates the applicable Walters Agreement without cause, or Mr. Walters terminates his employment for good reason following a change in control, as defined below, or CardioTech fails to renew the Walters Agreement within two (2) years following the occurrence of a change in control, Mr. Walters will be entitled to receive severance equal to 2.0 times his annual base salary at termination.  In such event, Mr. Walters will be bound by a non-compete covenant for one (1) year following termination of his employment.

The Beck Agreement provides for Mr. Beck to serve as Vice President and General Manager, CDT, a wholly-owned subsidiary of the Company.  Pursuant to the terms of the Beck Agreement, Mr. Beck is to receive an annual base salary of $180,000.  Mr. Beck will also receive an annual car allowance of $8,400.  Mr. Beck’s salary will be reviewed annually by the President & Chief Executive Officer.  Additionally, Mr. Beck may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Beck Agreement is set to expire on October 22, 2007.  After such time, the term of the Beck Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Beck remains employed by the Company.  Mr. Beck and CardioTech each have the right to terminate the Beck Agreement at any time, with or without cause, as defined below, upon thirty (30) days prior written notice.  In the event that CardioTech terminates the applicable Beck Agreement without cause, or Mr. Beck terminates his employment for good reason following a change in control, as defined below, or CardioTech fails to renew the Beck Agreement within one (1) year following the occurrence of a change in control, Mr. Beck will be entitled to receive severance equal to 1.0 times his annual base salary at termination.  In such event, Mr. Beck will be bound by a non-compete covenant for one (1) year following termination of his employment.

Employment Agreement Definitions

Good Reason.  “Good Reason” shall mean, during the nine (9) month period following a Change in Control, (1) a good faith determination by the named executive officer that as a result of such Change in Control he is not able to discharge his duties effectively or (2) without the named executive officer’s express written consent, the occurrence of any of the following circumstances: (a) the assignment to the named executive officer of any duties inconsistent (except in the nature of a promotion) with the position in the Company that he held immediately prior to the Change in Control or a substantial adverse alteration in the nature or status of his position or responsibilities or the conditions of his employment from those in effect immediately prior to the Change in Control; (b) a reduction by the Company in the Base Salary as in effect on the date of the Change in Control; (c) the Company’s requiring the named executive officer to be based more than twenty-five (25) miles from the Company’s offices at which he was principally employed immediately prior to the date of the Change in Control except for required travel on the Company’s business to an extent substantially consistent with his present business travel obligations; or (d) the failure by the Company to continue in effect any material compensation or benefit plan in which the named executive officer participates immediately prior to the Change in Control unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the named executive officer’s participation therein (or in such substitute or alterative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of his participation relative to other participants, than existed at the time of the Change in Control.  The named executive officer’s continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

Change in Control.  A “Change in Control” shall occur or be deemed to have occurred only if any of the following events occur: (i) any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (other than any majority owned subsidiary thereof, the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, any trustee or other fiduciary of a trust treated for federal income tax purposes as a grantor trust of which the Company is the grantor, or any corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities on any matter which could come before its stockholders for approval; (ii) individuals who, as of the date hereof, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “person” (as hereinabove defined) acquires more than 50% of the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

Cause.  “Cause” shall mean any of the following:

•      misconduct of the named executive officer during the course of his employment which is materially injurious to the Company and which is brought to the attention of the named executive officer promptly after discovery by the Company, including but not limited to, theft or embezzlement from the Company, the intentional provision of services to competitors of the Company, or improper disclosure of proprietary information, but not including any act or failure to act by the named executive officer that he believed in good faith to be proper conduct not adverse to his duties hereunder;

•      willful disregard or neglect by the named executive officer of his duties or of the Company’s interests that continues after being brought to the attention of the named executive officer;

•      unavailability, except as provided for in Section 3.5 of the Employment Agreement (Disability or Death), of the named executive officer to substantially perform the duties provided for herein;

•      conviction of a fraud or felony or any criminal offense involving dishonesty, breach of trust or moral turpitude during the named executive officer’s employment;

•      the named executive officer’s breach of any of the material terms of the Employment Agreement (including the failure of the named executive officer to discharge his duties in a highly competent manner) or any other agreements executed in connection with the Employment Agreement.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Named Executive Officer without Cause, (ii) termination for Good Reason by the Named Executive Officer following a Change in Control, or (iii) failure by the Company to renew the Employment Agreement within two (2) years following the occurrence of a Change in Control.  The estimated incremental compensation assumes the triggering event had occurred on March 30, 2007 (the last business day of fiscal 2007).  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

Named Executive Officer	Base Salary Continuation		COBRA Premiums (4)	Life Insurance Premiums (5)
Michael F. Adams	$500,000	(1)	$—	$1,000
Eric G. Walters	350,000	(2)	8,382	1,000
Philip A. Beck	180,000	(3)	8,382	425

(1)   Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $250,000 per annum, the base salary then in effect as of March 30, 2007.

(2)   Lump-sum payment equal to 2.0 times Mr. Walters’ base salary of $175,000 per annum, the base salary then in effect as of March 30, 2007.

(3)   Lump-sum payment equal to 1.0 times Mr. Beck’s base salary of $180,000 per annum, the base salary then in effect as of March 30, 2007.

(4)   Represents estimated out-of-pocket COBRA health insurance premium expenses incurred by the Named Executive Officers over the six (6) month period following termination to be reimbursed by the Company. Currently, Mr. Adams does not subscribe to Company provided health benefits.

(5)   Represents estimated life insurance premiums to be paid by the Company on behalf of the Named Executive Officers after termination.  The Company shall continue in full force and effect, at its expense, the life insurance benefits provided in the Employment Agreement for a period of 12 months after termination of the Named Executive Officer’s employment or until the Named Executive Officer becomes employed, whichever occurs first.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended March 31, 2007.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael F. Adams	3,625	—		$0.75	7/28/09
	14,444	—		0.75	7/28/09
	24,500	—		0.50	1/2/10
	19,625	—		2.06	10/25/10
	60,000	—		0.50	1/2/10
	25,000	—		1.10	4/29/11
	25,522	—		1.61	9/30/11
	27,373	—		1.59	10/27/12
	10,000	—		5.40	12/30/13
	2,500	—		5.40	12/30/13
	30,000	—		2.60	2/13/15
	242,589	—
Eric G. Walters	200,000	—		2.32	10/2/15
Andrew M. Reed, Ph.D.	40,000	—		1.10	4/29/11
	160,000	—		2.57	3/19/16
	200,000	—
Philip A. Beck	37,500	112,500	(1) (2)	1.64	10/22/16
	680,089	112,500

(1)   Options will vest at the rate of 25% on October 23, 2006, the date of grant, and 25% on each annual anniversary thereafter ending on October 23, 2009.

(2)   Options granted in fiscal 2007 are also disclosed in the 2007 Grants of Plan-Based Awards Table, including the grant date fair value of these options.

The following table provides information regarding outstanding stock options held by the Former Executive Officer as of the fiscal year ended March 31, 2007.

Former Executive Officer	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
Michael Szycher	20,000	2.19	11/5/07
	15,000	1.13	11/5/07
	5,000	1.13	11/5/07
	50,000	1.83	11/5/07
	1,000	1.81	11/5/07
	37,037	0.81	11/5/07
	152,794	3.06	11/5/07
	8,170	3.06	11/5/07
	100,000	2.25	11/5/07
	500,000	1.10	11/5/07
	125,000	1.80	11/5/07
	995,663	0.92	11/5/07
	250,000	5.15	11/5/07
	350,000	2.60	11/5/07
	2,609,664

2007 Option Exercises and Stock Vested

During the year ended March 31, 2007, there were no exercises of option awards by any of the Named Executive Officers.  The following table provides information regarding the exercise of option awards by the Former Executive Officer during the fiscal year ended March 31, 2007.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)
Michael Szycher	196,667	$210,906

(1)         Value realized on exercise is determined as the difference between the closing price of the underlying equity on the date of exercise and the exercise price of the option.

Directors’ Compensation

The following table sets forth the annual compensation of CardioTech non-employee directors for fiscal 2007, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and the chair and member of Board committees, and equity awards in the form of options pursuant to the 2003 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
William J. O’Neill, Jr.	$26,750	$—	$—	$26,750
Michael L. Barretti (2)	$24,000	$—	$13,000	$37,000
Anthony J. Armini, Ph.D.	$24,000	$—	$—	$24,000
Jeremiah E. Dorsey	$—	$14,131	$—	$14,131

(1)   The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2007, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation,” and thus includes amounts from awards granted in, and prior to, fiscal 2007.  See Note A of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K/A for fiscal year 2007 for the assumptions used in determining the value of such awards.

(2)   During fiscal 2007, the Company entered into a consulting agreement with Mr. Barretti for an annualized fee of $50,000.  During the fiscal year ended March 31, 2007, the Company recognized $13,000 of expense related to services incurred under this consulting agreement.

Compensation Committee Interlocks and Insider Board Participation

The Compensation Committee currently consists of Messrs. Barretti, Armini and Dorsey.  None of these Compensation Committee members has served as an officer or employee of the Company.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2007 is included in Item 5 of Part II of the Company’s Annual Report of Form 10-K for the year ended March 31, 2007, as amended.

The following table sets forth the beneficial ownership of shares of our common stock, as of July 16, 2007, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of July 16, 2007.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Michael F. Adams (3)	242,589	1.2%
Michael L. Barretti (4)	210,833	1.0%
Anthony J. Armini, Ph.D. (5)	143,520	*
William J. O’Neill, Jr. (6)	80,000	*
Jeremiah E. Dorsey (7)	72,709	*
Eric G. Walters (8)	200,000	1.0%
Andrew M. Reed, Ph.D. (9)	200,000	1.0%
Philip A. Beck (10)	150,000	*
All executive officers and directors as a group (8 persons) (11)	1,299,651	5.4%

Other Principal Stockholders
Michael Szycher (12)	2,988,918	13.2%
2 Durham Drive
Lynnfield, MA 01940

*     Less than 1%

(1)   Unless otherwise indicated, the business address of the stockholders named in the table above is CardioTech International, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)   Based on 20,031,650 outstanding shares as of July 16, 2007.

(3)   Includes 242,589 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(4)   Includes 194,783 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(5)   Includes 137,520 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(6)   Includes 80,000 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(7)   Includes 72,709 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(8)   Includes 200,000 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(9)   Includes 200,000 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(10) Includes 150,000 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

(11) See footnotes (3) through (10).

(12) Includes 2,609,664 shares of common stock, which may be purchased within sixty (60) days of July 16, 2007 upon the exercise of stock options.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

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

During fiscal 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of the Board and Chairman of the Compensation Committee, for an annualized fee of $50,000.  During the fiscal year ended March 31, 2007, the Company recognized $13,000 of expense related to services incurred under this consulting agreement, which was recorded as selling, general and administrative expense.

Transactions with related parties, including, but not limited to, members of the Board of Directors, are reviewed and approved by all members of the Board of Directors.  In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process.  The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors and any such transactions are committed to writing between the related party and the Company in an executed engagement agreement.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3 under the Securities Exchange Act of 1934 and AMEX listing standards.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of the Company’s non-management directors qualifies as “independent” under AMEX listing standards.

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of July 16, 2007, is indicated in the table below.

Directors	Audit	Compensation	Nominating/ Corporate Governance
William J. O’Neill, Jr.	Chair
Michael L. Barretti		Chair	X
Anthony J. Armini	X	X
Jeremiah E. Dorsey	X	X	Chair

The Board of Directors has determined that all of the members of each committee are independent as defined under the AMEX rules, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.  In addition, all of the members of the Audit Committee are independent as defined by the AMEX rules that apply to the Company until the date of the Annual Meeting and otherwise satisfy the AMEX eligibility requirements for Audit Committee membership.

Item 14.     Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by E&Y, our independent auditors, for professional services rendered for the fiscal years ended March 31, 2007 and 2006.  The Audit Committee considered and discussed with Ernst & Young LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.

	Years Ended March 31,
Fee Category	2007	2006
(in thousands)
Audit fees	$236	$254
Audit-related fees	7	—
Tax fees	—	—
All other fees	—	—
Total fees	$243	$254

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

Pre-Approval Policies and Procedures.  The Audit Committee has the authority to approve all audit and non-audit services that are to be performed by the Company’s independent auditors.  Generally, the Company may not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee (or a properly delegated subcommittee thereof).

All Other Fees.  This category consists of fees billed for professional services other than those fees described above.

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

Dated: July 26, 2007	CardioTech International, Inc.

	By:	/s/ MICHAEL F. ADAMS
Michael F. Adams
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 26, 2007	/s/ MICHAEL F. ADAMS
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)

Dated: July 26, 2007	/s/ ERIC G. WALTERS
Eric G. Walters Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)