Form 10-Q
period 2007-06-30
CARDIOTECH INTERNATIONAL INC
filed 2007-08-13
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 10, 2007, 20,031,650 shares of the registrant’s Common Stock were outstanding.

CARDIOTECH INTERNATIONAL, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CardioTech International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,602	$4,066
Accounts receivable-trade, net of allowance of $61 and $93 as of June 30, 2007 and March 31, 2007, respectively	730	592
Accounts receivable-other	514	553
Inventories	565	453
Prepaid expenses and other current assets	63	115
Current assets held for sale	7,582	6,962
Total current assets	12,056	12,741
Property, plant and equipment, net	3,265	3,242
Goodwill	487	487
Other assets	3	3
Non-current assets held for sale	—	1,428
Total assets	$15,811	$17,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388	$432
Accrued expenses	333	452
Deferred revenue	352	198
Current liabilities held for sale	1,685	1,856
Total current liabilities	2,758	2,938
Non-current liabilities held for sale	—	116

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2006 and March 31, 2006	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 20,031,650 shares issued and outstanding as of both June 30, 2007 and March 31, 2007, respectively	200	200
Additional paid-in capital	36,983	36,949
Accumulated deficit	(24,130)	(22,302)
Total stockholders’ equity	13,053	14,847
Total liabilities and stockholders’ equity	$15,811	$17,901

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended June 30,
	2007	2006
Revenues:
Product sales	$1,189	$900
Royalties and development fees	498	289
	1,687	1,189
Cost of sales	1,012	1,333
Gross margin	675	(144)

Operating expenses:
Research, development and regulatory	230	136
Selling, general and administrative	793	849
	1,023	985
Loss from operations	(348)	(1,129)

Interest and other income and expense:
Interest income	8	8
Other income (expense)	(1)	—
Interest and other income, net	7	8
Equity in net loss of CorNova, Inc.	—	(203)
Net loss from continuing operations	(341)	(1,324)
(Loss) income from discontinued operations	(309)	114
Loss on sale of Gish	(1,178)	—
Net (loss) income from discontinued operations	(1,487)	114
Net loss	$(1,828)	$(1,210)
Net loss per common share, basic and diluted:
Net loss per share, continuing operations	$(0.02)	$(0.07)
Net (loss) income per common share, discontinued operations	(0.07)	0.01
Net loss per common share	$(0.09)	$(0.06)
Shares used in computing net loss per common share, basic and diluted	20,032	19,813

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,828)	$(1,210)
Less: Net (income) loss from discontinued operations	1,487	(114)
Net loss from continuing operations	(341)	(1,324)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	106	52
Equity in net loss of CorNova, Inc.	—	203
Provision for doubtful accounts	(32)	—
Provision for inventory obsolescence	—	(20)
Share-based compensation	35	5
Changes in assets and liabilities:
Accounts receivable-trade, net	(106)	(173)
Accounts receivable-other	39	(14)
Inventories	(112)	43
Prepaid expenses and other current assets	52	56
Accounts payable	(44)	(164)
Accrued expenses	(119)	(244)
Deferred revenue	154	438
Net cash flows used in operating activities of continuing operations	(368)	(1,142)
Net cash flows provided by (used in) operating activities of discontinued operations	(950)	(64)
Net cash flows used in operating activities	(1,318)	(1,206)
Cash flows from investing activities:
Purchase of property, plant and equipment	(130)	(53)
Increase in other assets	—	7
Net cash flows used in investing activities of continuing operations	(130)	(46)
Net cash flows used in investing activities of discontinued operations	(16)	(14)
Net cash flows used in investing activities	(146)	(60)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	62
Purchase of treasury stock	—	(1)
Net cash flows provided by financing activities of continuing operations	—	61
Net change in cash and cash equivalents	(1,464)	(1,205)
Cash and cash equivalents at beginning of period	4,066	6,841
Cash and cash equivalents at end of period	$2,602	$5,636

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that designs, develops, manufactures and sells innovative products and materials for the treatment of cardiovascular, orthopedic, oncological, urological and other diseases. The Company’s business model calls for leveraging its technological and manufacturing expertise in order to expand its royalty, development and license fee income, develop next generation polymers and manufacture new and complex medical devices. The Company is focused on developing and marketing polymers that can be used in products that are designed to reduce risk, trauma, cost and surgical procedure time. The Company’s subsidiaries and divisions from continuing operations are Catheter and Disposables Technology, Inc. (“CDT” or “engineering services and contract manufacturing”) and CT Biomaterials (“advanced polymers” or “materials science technology”), collectively referred to hereinafter as the “Continuing Subsidiaries.” The Company operates in one segment, medical device manufacturing and sales.

On July 3, 2007, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Medos Medizintechnik AG, a German corporation (“Medos”). The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, of which $1 million will remain in escrow until July 5, 2008 as a reserve for the Company’s indemnification obligations to Medos, if any. The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets. The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding tax audits and net operating losses. In addition, the realization of the escrow fund is contingent upon the realizability of the Gish accounts receivable and inventory that were sold to Medos for one year from the sale date. Therefore, the Company has not included the $1 million of proceeds being held in escrow in the calculation of the loss on sale of Gish. The sale of Gish, pursuant to the Purchase Agreement, was completed on July 6, 2007. Simultaneous with the completion of the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the “License Agreement”) which provides for the Company’s use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos. The Company is in the process of determining the value, if any, of the License Agreement. The Company believes the ultimate value will be de minimus, however, any value that is ascribed to the License Agreement will be recorded as an intangible asset.

After transaction expenses and post-closing adjustments, and assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, the Company expects to realize approximately $6.8 million in proceeds from the sale of Gish. Under the terms of the Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007, net of certain adjustments.

CardioTech has partnered with CorNova, Inc. (“CorNova”) to develop a drug-eluting stent. As of June 30, 2007, the Company owned 29% of the issued and outstanding shares of common stock of CorNova. Assuming the conversion to common stock of all of the shares of preferred stock of CorNova owned by the Company, as of June 30, 2007 the Company’s ownership interest in the equity of CorNova would have been 16%. (See Note 14).

The Company’s corporate and materials science technology headquarters are located in Wilmington, Massachusetts, with CDT’s manufacturing operations in Minnesota.

2.              Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended June 30, 2007 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K/A as of and for the year ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

The balance sheet at March 31, 2007 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and the Continuing Subsidiaries. All intercompany balances have been eliminated in consolidation. As a result of the sale of Gish pursuant to the Purchase Agreement, our financial statements have reflected the assets and liabilities of Gish in our balance sheet as assets and liabilities, respectively, held for sale as of June 30, 2007 and the statement of operations of Gish as discontinued operations for the three months ended June 30, 2007 and 2006, respectively. Additionally, the related information contained in the notes to the condensed consolidated financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Our significant accounting policies are described in Note A to the financial statements included in Item 7 of our Form 10-K/A as of March 31, 2007. Our discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets, and warranty reserves.

3.              Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary advanced polymers. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted product design and development projects are recognized on a time and materials basis as services are performed.

Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.

4.              Stock Based Compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three months ended June 30, 2007 and 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense for options that vested of approximately $35,000 and $5,000, respectively, which would not have been recorded prior to the adoption of SFAS No. 123R.

As of June 30, 2007, the Company has approximately $309,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.95 years.

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

The fair value of each option granted during the three months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,
	2007	2006
Dividend yield	None	None
Expected volatility	75.80	103.00
Risk-free interest rate	4.67%	4.83%
Expected life	6.5 years	6.5 years

The weighted average fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $1.44 and $2.44 per share, respectively.

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non-Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered for the 1996 Plan and 2003 Plan are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of the vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company. A similar provision is not included in the 2003 Plan. Normally, options granted expire ten years from the grant date.

Information regarding option activity for the three months ended June 30, 2007 under the 1996 Plan and 2003 Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2007	5,426,018	$2.16	6.15	$1,207,568
Granted	11,250	1.44
Exercised	—	—
Cancelled	(25,000)	2.83
Forfeited	—	—
Options outstanding as of June 30, 2007	5,412,268	2.15	5.89	$665,018
Options exercisable as of June 30, 2007	5,182,124	2.17	5.74	$665,018
Options vested and expected to vest as of June 30, 2007	5,412,268	2.15	5.89	$665,018

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 29, 2007 of $1.29 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. Total intrinsic value of stock options exercised under the Plan for the three months ended June 30, 2007 was $0. As of June 30, 2007, there are unvested options to purchase approximately 230,144 shares of the Company’s common stock.

5.              Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss) is the Company’s total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the three months ended June 30, 2007 and 2006, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended June 30,
(In thousands)	2007	2006
Net loss	$(1,828)	$(1,210)
Other comprehensive income (loss)	—	(35)
Comprehensive loss	$(1,828)	$(1,245)

6.              Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000. During the three months ended June 30, 2007, the Company recognized $12,500 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense. There were no expenses related to this consulting agreement during the three months ended June 30, 2006.

7.              Inventories

Inventories consist of the following:

(in thousands)	June 30, 2007	March 31, 2007
Raw materials	$264	$155
Work in progress	195	210
Finished goods	106	88
Total inventories	$565	$453

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2007	March 31, 2007
Land	$500	$500
Building	2,153	2,153
Machinery, equipment and tooling	1,412	1,286
Furniture, fixtures and office equipment	497	494
Leasehold improvements	57	57
	4,619	4,490
Less: accumulated depreciation and amortization	(1,354)	(1,248)
	$3,265	$3,242

For the three months ended June 30, 2007 and 2006, depreciation expense was $106,000 and $52,000, respectively.

9.              Deferred Revenue

Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products in its private label business on a purchase order basis to a major customer (the “Intermediary”), who would then perform additional manufacturing processes and ship these products to the end user (the “End User”).  These products were developed previously by the End User who then transferred manufacturing to the Intermediary.  The Intermediary then engaged the Company to manufacture the products.  In March 2006, the End User sought to directly source products from the Company.  On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production.  During this time, the End User also began an alliance with a competitive supplier of branded catheters.  The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  Due to the uncertainty of acceptance of products by the End User, at June 30, 2006, the Company recorded deferred revenues of $397,000 related to shipments of branded catheter products to the End User.  This deferral of $397,000 was recognized as revenues in the statement of operations during the three months ended December 31, 2006, as there was no further uncertainty around customer acceptance.  There were no additional shipments of branded catheters to the End User subsequent to the three month period ended June 30, 2006.

Deferred revenue as of June 30, 2007 consists primarily of annual royalty and development fees received by the Company, as well as from customer deposits.  Revenue is recognized ratably over the respective contractual periods or as product is shipped.

10.       Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  At June 30, 2007 and 2006, potentially dilutive shares of 6,292,999 and 7,034,945, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options, warrants and additional investment rights.

11.       Enterprise and Related Geographic Information

The Company has managed its business on the basis of one reportable operating segment, Medical Device Manufacturing and Sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

The Company has no long-lived assets outside the United States.

Revenues for the presented periods are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006
Medical devices	$1,062	$715
Engineering services	127	185
Royalties and development fees	498	289
	$1,687	$1,189

12.       Stockholders’ Equity

During the three months ended June 30, 2006, the Company issued 36,250 shares of common stock, respectively, as a result of the exercise of options by employees, generating cash proceeds of  $62,000.  During the three months ended June 30, 2006, the Company repurchased 500 shares of its common stock at a cost of $1,200.

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

For the three months ended June 30, 2007 and 2006, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

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

As of June 30, 2007, CardioTech has a 29% ownership interest in the issued and outstanding shares of common stock of CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the net loss of CorNova in its consolidated financial statements for the three months ended June 30, 2006.  Assuming the conversion to common stock of all of the shares of preferred stock of CorNova owned by the Company, as of June 30, 2007 the Company’s ownership interest in the equity of CorNova would have been 16%.

During the three months ended June 30, 2006, the Company recorded equity in the net loss of CorNova of $203,000, and equity in comprehensive income of CorNova of $35,000 (related to unrealized holding gains on securities classified as available-for-sale).  The Company has invested $825,000 in CorNova, Inc. and has recorded cumulative net losses through September 30, 2006 of $825,000.  Therefore, the maximum portion of CorNova’s future losses allocable to the Company were met.  Accordingly, the Company recorded no equity in the net loss of CorNova during the three month period ended June 30, 2007.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  As of June 30, 2007, CorNova owned no shares of CardioTech.

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

15.       Discontinued Operations

On July 3, 2007, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Medos Medizintechnik AG, a German corporation (“Medos”), for the sale of all of the common stock of Gish Biomedical, Inc. (“Gish”), the Company’s then wholly-owned subsidiary engaged in the development and manufacture of single use cardiopulmonary bypass products having a disposable component.  The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, of which $1 million will remain in escrow until July 5, 2008 as a reserve for the Company’s indemnification obligations to Medos, if any.  The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding tax audits and net operating losses.  In addition, the realization of the escrow fund is contingent upon the realizability of the Gish accounts receivable and inventory that were sold to Medos for one year from the sale date.  Therefore, the Company has not included the $1 million of proceeds being held in escrow in the calculation of the loss on sale of Gish.

The sale of Gish, pursuant to the Purchase Agreement, was completed on July 6, 2007. Simultaneous with the completion of the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the “License Agreement”) which provides for the Company’s use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  The Company is in the process of determining the value, if any, of the License Agreement.  The Company believes the ultimate value will be de minimus, however, any value that is ascribed to the License Agreement will be recorded as an intangible asset.

After transaction expenses and post-closing adjustments, and assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, the Company expects to realize approximately $6.8 million in proceeds from the sale of Gish.  Under the terms of the Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the June 30, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Gish as discontinued operations.  The Company’s Board of Directors approved a plan to sell Gish in June 2007.  The Company executed the  Purchase Agreement on July 3, 2007 and closed on July 6, 2007.  The Company has (i) eliminated Gish’s financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.

The assets and liabilities of Gish are as follows:

	June 30, 2007	March 31, 2007
(in thousands)
Assets of Discontinued Operations:
Current assets of discontinued operations:
Cash and cash equivalents	$201	$—
Accounts receivable-trade	2,161	2,120
Inventories	4,295	4,752
Prepaid expenses and other current assets	43	90
Property, plant and equipment, net	762	—
Deposits	120	—
Total current assets of discontinued operations	$7,582	$6,962
Non-current assets of discontinued operations:
Property, plant and equipment, net	$—	$840
Deposits	—	120
Intangible assets	—	468
Total non-current assets of discontinued operations	$—	$1,428
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$739	$1,446
Accrued expenses	844	410
Other liabilities	111	—
Total current liabilities of discontinued operations	$1,694	$1,856
Non-current liabilities	$—	$116

Condensed results of operations of Gish for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006
Revenues	$3,849	$3,781
Gross margin	815	1,032
(Loss) income from discontinued operations	(309)	114
Loss on sale of Gish	(1,178)	—
Net (loss) income from discontinued operations	(1,487)	114

16.       Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 174,687 shares, in the aggregate, have been purchased through June 30, 2007.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  There were no repurchases of the Company’s common stock during the three months ended June 30, 2007.

17.       New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on April 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company’s financial statements.  The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006.  Our adoption of the provisions of SAB 108 did not have any material impact on our results of operations, financial position or cash flows.

18.       Subsequent Event

On July 6, 2007, the Company received $6.45 million in cash from Medos, excluding $1 million that will remain in escrow until July 5, 2008 as a reserve for the Company’s indemnification obligations to Medos, if any.  Under the terms of the Purchase Agreement, the Company as of June 30, 2007 owes Medos $149,000 as a result of the change in the stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This adjustment is included in the calculation of the loss on sale of Gish through June 30, 2007.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, the Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s existing and future products; the Company may not be able to retain its customers; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in the Company’s targeted markets, (ii) the continued acquisition of the Company’s customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information you are encouraged to review CardioTech’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007.

Overview

History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”). In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $0.01 per share, which PMI owned, to PMI stockholders of record. Our materials science technology is principally based upon the ChronoFlex proprietary polymers which represent our core technology.

In July 1999, we acquired the assets of Tyndale-Plains Hunter, Ltd., a manufacturer of specialty hydrophilic polyurethanes.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”), was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged with and into CardioTech effective March 2004 and is now a wholly-owned subsidiary of CardioTech. In June 2006, the Company’s Board of Directors decided to cease the operations of Dermaphylyx. The net assets were immaterial to the Company.

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

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”), a manufacturer of single use cardiopulmonary bypass products having a disposable component. Gish was sold on July 6, 2007 as described in Note 15 of the accompanying condensed consolidated financial statements.

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

Technology and Intellectual Property

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

The development and manufacture of our products are subject to good laboratory practices (“GLP”) and quality system regulations (“QSR”) requirements prescribed by the Food and Drug Administration (“FDA”) and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that we or any suppliers can comply with GLP or the QSR, as applicable, or that we or such suppliers will be able to manufacture an adequate supply of products. Our Minnesota facility is ISO 13485 certified.

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

In June 2007, we filed for a U.S. patent on our proprietary antimicrobial formulation for ChronoFlex. Current technology in the marketplace uses antibiotic drugs. The antimicrobial component of our polymers has been designed to be non-leaching as a result of the polymerization process. In addition, PMI has granted us an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the “Implantable Device and Materials Field”). PMI also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the

ChronoFlex polyurethane patents relating to the ChronoFlex technology (the “Joint Technology”). PMI has granted us a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

Development

We have developed a synthetic coronary artery bypass graft (“SynCAB”), trademarked CardioPassTM, using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders. The Company is not applying any new resources to further development of CardioPass. The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels. We have developed a 4mm and 5mm SynCAB graft. We believe the SynCAB graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. We believe, however, that the SynCAB graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

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

Manufacturing Operations

The Company generated approximately 71% of its revenues from manufacturing operations during the three months ended June 30, 2007.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There has been no change to our critical accounting policies through the fiscal quarter ended June 30, 2007. Our critical accounting policies are as follows:

•       Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary advanced polymers . CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted product design and development projects are recognized on a time and materials basis as services are performed.

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

•       Inventory Valuation. We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve month period. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•       Intangibles. Our long-lived assets include goodwill. In assessing the recoverability of our goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our intangible assets for impairment on a periodic basis thereafter. The Company will be required to continue to perform a goodwill impairment test on an annual basis, or more frequently if indicators of impairment exist, and the next test is scheduled during the quarter ending March 31, 2008.

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

Expected Term. For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “ Share-Based Payment. “ Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. The majority of the stock option expense recorded in the three months ended June 30, 2007 relates to the vesting of stock options granted subsequent to April 1, 2006, as the majority of our outstanding options were fully vested due to the acceleration of vesting of certain stock option effective July 8, 2004.

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

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our stock-based compensation. The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted. As of June 30, 2007, there was approximately $309,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.95 years.

Results of Operations

Three Months Ended June 30, 2007 vs. June 30, 2006

Revenues

The following table presents revenues and the percent of total change in revenues for the three months ended June 30,

	2007		2006
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Revenues:
Product sales	$1,189	70.5%	$900	75.7%
Royalties and development fees	498	29.5%	289	24.3%
	$1,687	100.0%	$1,189	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the three months ended June 30,

	2007		2006
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$1,062	89.3%	$715	79.4%
Engineering services	127	10.7%	185	20.6%
	$1,189	100.0%	$900	100.0%

Medical device revenues for the three months ended June 30, 2007 were $1,062,000 as compared to $715,000 for the comparable prior year period, an increase of $347,000, or 48.5%. Medical devices are primarily composed of private-label products and advanced polymers developed by our materials science technology. The increase in medical device revenues for the three months ended June 30, 2007 was primarily from $90,000 in private-label products and $250,000 from shipments of advanced polymers. We are experiencing a growth in both the number of new customers and frequency of shipments of our custom polymer materials, which we expect to continue. The increase is due in part to the launch of the Company’s new website in April 2007 and growth of the Company’s technical staff. The Company has plans to expand sales staff into new geographical regions of the United States and initiate a business development program during fiscal year 2008.

During the three months ended June 30, 2006, we deferred approximately $397,000 in private-label shipments to a major customer (the “End User”), as further discussed below. Beginning in fiscal 2005 and continuing into fiscal 2006, we started shipping branded catheter products (the “Branded Products”) on a purchase order basis to a single customer in the fiscal year ended March 31, 2006 (the “Intermediary”). The Intermediary would then perform additional manufacturing processes and ship these Branded Products to the End User. These Branded Products were previously developed by the End User who then transferred manufacturing to the Intermediary. The Intermediary then engaged us to manufacture the Branded Products. In March 2006, the End User directly sourced the Branded Products from us. In May 2006, the End User decided to cease using us for future production due to concerns about supply constraints related to production specifications. We had initially deferred the revenue related to shipments to the End User due to the uncertainty regarding customer acceptance of the shipped product. As the contracted period to notify us of any defective product passed during the second quarter of fiscal 2007 without further notification from the End User of any defective product, we determined that all revenue recognition criteria had been met and $397,000 of revenue related to shipments to the End User was recorded during the fiscal year ended March 31, 2007. The costs associated with this revenue were expensed during the quarters ended March 31, 2006 and June 30, 2006 because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

Deferred revenue as of June 30, 2007 consists primarily of annual royalty and development fees received by the Company, as well as from customer deposits. Revenue is recognized ratably over the respective contractual periods or as product is supplied.

Engineering services revenues for the three months ended June 30, 2007 were $127,000 as compared to $185,000 for the comparable prior year period, a decrease of $58,000 or 31.4%. Engineering services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services. The decrease in engineering services is a result of a decrease in contracted projects during the three months ended June 30, 2007.

Royalties and development fees for the three months ended June 30, 2007 were $498,000 as compared to $289,000 for the comparable prior year period, an increase of $209,000 or 72.3%. We have agreements to license our proprietary advanced polymer technology to medical device manufacturers. Royalties are earned when these manufacturers sell medical devices which use our materials science technology; accordingly, the increase in royalties during the three months ended June 30, 2007 is a result of increased shipments of existing and new products by these manufacturers. Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices, from a leading developer and manufacturer of orthopedic devices.

Gross Margin

The following table presents product sales gross margins and gross margin percentages as a percent of the respective product sales for the three months ended June 30,

	2007		2006
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales	$177	14.9%	$(433)	-48.1%

Gross margin on product sales (excluding royalties and development fees) was $177,000, or 14.9% as a percentage of product revenue for the three months ended June 30, 2007, as compared to ($433,000), or (48.1%) for the comparable prior year period.

The increase in gross margin as a percentage of product sales for the three months ended June 30, 2007, as compared to the comparable prior year period, is primarily due to the discontinuation during the three months ended June 30, 2006 of the manufacture of private-label products for the End User and the deferral of revenues on shipments in the amount of $397,000, as described above. In addition, the increase in gross margins as a percentage of product revenue for the three months ended June 30, 2007 reflects more efficient manufacturing operations at our private-label business.

Research, Development and Regulatory Expenses

The following table presents research and development expenses as a percentage of revenues for the three months ended June 30,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Research, development and regulatory expenses	$230	13.6%	$136	11.4%

Research, development and regulatory expenses for the three months ended June 30, 2007 were $230,000 as compared to $136,000 for the comparable prior year period, an increase of $94,000 or 69.1%. CardioTech’s research and development efforts are focused on developing new applications of ChronoFlex, synthetic vascular graft technologies, including the CardioPass graft. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The Company had additional staff for research and development in the three months ended June 30, 2007. These individuals work on a variety of projects, including production support, and we believe we are operating at the minimum staffing level to support our operating needs. In addition, we incurred costs of approximately $21,000 during the three months ended June 30, 2007 for conducting a clinical trial in Europe for CardioPass. As contacts with potential customers grow for advanced polymers and our materials science technology, the Company expects to add to its scientific and technical staff during fiscal year 2008.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the three months ended June 30,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Selling, general and administrative	$793	47.0%	$849	71.4%

Selling, general and administrative expenses for the three months ended June 30, 2007 were $793,000 as compared to $849,000 for the comparable prior year period, an decrease of $56,000 or 6.6%. This decrease is primarily attributable to reductions in financial systems implementation, legal and professional expenses during the three months ended June 30, 2007, when compared to the year-earlier period.

Interest and Other Income and Expense

Interest and other income and expense, net for the three months ended June 30, 2007 was $7,000, There was $8,000 of interest and other income and expense, net for the three months ended June 30, 2006.

Equity in Net Loss of CorNova, Inc.

During the three months ended June 30, 2006, the Company recorded equity in the net loss of CorNova of $203,000, and equity in comprehensive income of CorNova of $35,000 (related to unrealized holding gains on securities classified as available-for-sale). The Company has invested $825,000 in CorNova, Inc. and has recorded cumulative net losses through September 30, 2006 of $825,000 from CorNova. Therefore, the maximum portion of CorNova’s future losses allocable to the Company were met. Accordingly, the Company recorded no equity in the net loss of CorNova during the three month period ended June 30, 2007. The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur. As of June 30, 2007, CorNova owned no shares of CardioTech.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2007 was $1,487,000, which included $1,178,000 of loss on sale of Gish. The loss on sale of Gish includes transaction costs of approximately $412,000. The loss from discontinued operations was $309,000 for the three months ended June 30, 2007 as compared to income from discontinued operations of $114,000 for the comparable prior year period. At June 30, 2007, the Company determined that the proceeds from the sale of Gish, less the related transaction costs, were less than the book value of the net assets sold and therefore gave rise to the loss on the sale of $1,178,000 that was recorded in the quarter ended June 30, 2007.

Liquidity and Capital Resources

On July 3, 2007, the Company entered into the Purchase Agreement with Medos, for the sale of all of the common stock of Gish, the Company’s then wholly-owned subsidiary engaged in the development and manufacture of single use cardiopulmonary bypass products having a disposable component. The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, of which $1 million will remain in escrow until July 5, 2008 as a reserve for the Company’s indemnification obligations to Medos, if any. The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets. The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding tax audits and net operating losses. In addition, the realization of the escrow fund is contingent upon the realizability of the Gish accounts receivable and inventory that were sold to Medos for one year from the sale date. Therefore, the Company has not included the $1 million of proceeds being held in escrow in the calculation of the loss on sale of Gish.

The sale of Gish, pursuant to the Purchase Agreement, was completed on July 6, 2007. Simultaneous with the completion of the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the “License Agreement”) which provides for the Company’s use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos. The Company is in the process of determining the value, if any, of the License Agreement. The Company believes the ultimate value will be de minimus, however, any value that is ascribed to the License Agreement will be recorded as an intangible asset.

After transaction expenses and certain post-closing adjustments, and assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, the Company expects to realize approximately $6.8 million in proceeds from the sale of Gish. Under the terms of the Purchase Agreement, the Company retained all cash on Gish’s balance sheet as of June 29, 2007, net of certain adjustments.

As of June 30, 2007, the Company had cash and cash equivalents of $2.6 million, which excludes $5.8 million in net proceeds received by the Company after June 30, 2007 from the sale of Gish. The amount received excludes $1 million that will remain in escrow until July 5, 2008 as a reserve for the Company’s indemnification obligations to Medos, if any, as described above. The $2.6 million balance of cash and cash equivalents as of June 30, 2007 is a decrease of $1.5 million when compared with a balance of $4.1 million as of March 31, 2007.

Under the terms of the Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity from March 31, 2007 to June 30, 2007. This adjustment is included the calculation of the loss on sale of Gish.

During the three months ended June 30, 2007, the Company had net cash outflows of $1.3 million from operating activities of continuing operations as compared to net cash outflows of $1.2 million for the comparable prior year period. The approximate $110,000 increase in net cash outflows used in operating activities during the three months ended June 30, 2007, as compared to the comparable prior year period was primarily a result of: (i) increased net loss; (ii) increases in inventories and deferred revenue; and (iii) decreases in accounts payable and accrued expenses.

During the three months ended June 30, 2007, the Company had net cash outflows of $130,000 from investing activities of continuing operations as compared to net cash outflows of $53,000 for the comparable prior year period. The increase in net cash outflows from investing activities is a primarily a result of an additional $77,000 in property, plant and equipment purchases during the three months ended June 30, 2007.

During the three months ended June 30, 2007, there were no exercises of stock options pursuant to the 1996 Plan or the 2003 Plan.

At June 30, 2007, the Company had no debt. CardioTech believes its June 30, 2007 cash position, together with $5.8 million in net cash proceeds from Medos after June 30, 2007 from the sale of Gish, will be sufficient to fund its working capital and research and development activities for at least the next twelve months.

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

As of June 30, 2007, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations consist of the following as of June 30, 2007:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$219	$188	$31	$—	$—
Purchase obligations	$472	472	—	—	—
	$691	$660	$31	$—	$—

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

Item 4.                       Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                       Legal Proceedings

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

Item 1A.              Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2007.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CardioTech International, Inc.

	By:	/s/ Michael F. Adams
Michael F. Adams
President & Chief Executive Officer

	By:	/s/ Eric G. Walters
Eric G. Walters
Vice President & Chief Financial Officer

Dated: August 13, 2007