Form 10-Q
period 2007-09-30
CARDIOTECH INTERNATIONAL INC
filed 2007-11-14
CIK 1011060

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-28034

CardioTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)
(978) 657-0075 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act, (Check one):

☐ Large Accelerated Filer                ☐ Accelerated Filer                ☒ Non-Accelerated Filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of November 12, 2007, 21,067,313 shares of the registrant's Common Stock were outstanding.

CARDIOTECH INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CardioTech International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited—in thousands, except share and per share amounts)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,526	$4,066
Accounts receivable-trade, net of allowance of $61 and $93 as of September 30, 2007 and March 31, 2007, respectively	484	592
Accounts receivable—other	436	553
Inventories	570	453
Prepaid expenses and other current assets	204	115
Current assets of discontinued operations	—	6,962

Total current assets	9,220	12,741
Property, plant and equipment, net	3,608	3,242
Goodwill	487	487
Other assets	77	3
Non-current assets of discontinued operations	—	1,428

Total assets	$13,392	$17,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$483	$432
Accrued expenses	543	452
Deferred revenue	241	198
Current liabilities of discontinued operations	149	1,856

Total current liabilities	1,416	2,938

Non-current liabilities of discontinued operations	—	116

Stockholders' equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2007 and March 31, 2007	—	—
Common stock; $.01 par value; 50,000,000 shares authorized; 20,146,337 and 20,031,650 shares issued and outstanding as of September 30, 2007 and March 31, 2007, respectively	201	200
Additional paid-in capital	37,142	36,949
Accumulated deficit	(25,367)	(22,302)

Total stockholders' equity	11,976	14,847

Total liabilities and stockholders' equity	$13,392	$17,901

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited—in thousands, except per share amounts)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,003	$1,271	$2,191	$2,172
Royalties and development fees	448	289	946	577

	1,451	1,560	3,137	2,749
Cost of sales	1,386	941	2,397	2,219

Gross margin	65	619	740	530

Operating expenses:
Research, development and regulatory	313	158	542	295
Selling, general and administrative	1,099	897	1,893	1,801

	1,412	1,055	2,435	2,096

Loss from operations	(1,347)	(436)	(1,695)	(1,566)

Interest and other income and expense:
Interest expense	—	—	(1)	—
Interest income	97	24	105	32
Other income, net	8	101	8	102

Interest and other income, net	105	125	112	134

Equity in net loss of CorNova, Inc.	—	(75)	—	(278)

Net loss from continuing operations	(1,242)	(386)	(1,583)	(1,710)

Income (loss) from discontinued operations	—	40	(309)	154
Income (loss) on sale of Gish	5	—	(1,173)	—

Net income (loss) from discontinued operations	5	40	(1,482)	154

Net loss	$(1,237)	$(346)	$(3,065)	$(1,556)

Net loss per common share, basic and diluted:
Net loss per share, continuing operations	$(0.06)	$(0.02)	$(0.08)	$(0.09)
Net (loss) income per common share, discontinued operations	0.00	0.00	(0.07)	0.01

Net loss per common share	$(0.06)	$(0.02)	$(0.15)	$(0.08)

Shares used in computing net loss per common share, basic and diluted	20,043	19,832	20,037	19,823

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—in thousands)

	For The Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,065)	$(1,556)
Less: Net loss (income) from discontinued operations	1,482	(154)

Net loss from continuing operations	(1,583)	(1,710)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	225	96
Equity in net loss of CorNova, Inc.	—	278
Provision for doubtful accounts	(32)	83
Provision for inventory obsolescence	21	(20)
Share-based compensation	163	8
Changes in assets and liabilities:
Accounts receivable-trade, net	140	136
Accounts receivable-other	117	(14)
Inventories	(138)	(142)
Prepaid expenses and other current assets	(89)	39
Accounts payable	51	(104)
Accrued expenses	91	(201)
Deferred revenue	43	63

Net cash flows used in operating activities of continuing operations	(991)	(1,488)
Net cash flows (used in) provided by operating activities of discontinued operations	(950)	11

Net cash flows used in operating activities	(1,941)	(1,477)

Cash flows from investing activities:
Purchase of property, plant and equipment	(591)	(119)
Proceeds from sale of Gish, net of transaction costs	6,051	—
(Increase) decrease in other assets	(74)	7

Net cash flows provided by (used in) investing activities of continuing operations	5,386	(112)
Net cash flows used in investing activities of discontinued operations	(16)	(31)

Net cash flows provided by (used in) investing activities	5,370	(143)

Cash flows from financing activities:
Net proceeds from issuance of common stock	31	61
Purchase of treasury stock	—	(1)

Net cash flows provided by financing activities of continuing operations	31	60

Net change in cash and cash equivalents	3,460	(1,560)
Cash and cash equivalents at beginning of period	4,066	6,841

Cash and cash equivalents at end of period	$7,526	$5,281

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively "CardioTech" or the "Company") is a medical device company that designs, develops, manufactures and sells innovative products and materials for the treatment of cardiovascular, orthopedic, oncological, urological and other diseases. The Company's business model calls for leveraging its technological and manufacturing expertise in order to expand its royalty, development and license fee income, develop next generation polymers and manufacture new and complex medical devices. The Company is focused on developing and marketing polymers that can be used in products that are designed to reduce risk, trauma, cost and surgical procedure time. The Company's subsidiary and division from continuing operations respectively, are Catheter and Disposables Technology, Inc. ("CDT" or "engineering services and contract manufacturing") and CT Biomaterials ("advanced polymers" or "materials science technology"), collectively the "Continuing Subsidiaries." The Company operates in one segment, medical device manufacturing and sales.

        On July 6, 2007, the Company completed the sale of Gish, the Company's former developer and manufacturer of single use cardiopulmonary bypass products, to Medos Medizintechnik AG, a German corporation ("Medos"). The sale of Gish to Medos was effected pursuant to a Stock Purchase Agreement (the "Purchase Agreement") entered into by the parties on July 3, 2007. The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash. The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets. The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding tax audits and net operating losses.

        Pursuant to the terms of the Purchase Agreement, the Company has placed $1 million in escrow as a reserve for the Company's indemnification obligations to Medos, if any, as described above. The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, is expected to be made available to the Company on July 5, 2008. The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date. The $1 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish.

        The Company has been notified by Medos as to their assertion that the Company may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date. The Company has reviewed the assertion by Medos, and has concluded that a loss resulting from this asserted claim is not probable as of September 30, 2007.

        After transaction expenses and certain post-closing adjustments, and assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, the Company will realize approximately $6.8 million in proceeds from the sale of Gish. Under the terms of the Purchase Agreement, the Company, owes Medos $149,000 as a result of the change in stockholder's equity of Gish from March 31, 2007 to June 30, 2007. Under the terms of the Purchase Agreement, the Company retained Gish's cash assets of approximately $2.0 million as of June 29, 2007.

        In connection with the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the "License Agreement") that provides for the Company's use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos. The Company is in the process of determining the value, if any, of the License Agreement. The Company believes the ultimate value will be de minimus, however, any value that is ascribed to the License Agreement will be recorded as an intangible asset.

        CardioTech has partnered with CorNova, Inc. ("CorNova") to develop a drug-eluting stent. As of September 30, 2007, the Company owned 26% of the issued and outstanding shares of common stock of CorNova. The Company's ownership interest in the equity of CorNova would have been 13%, assuming the conversion to common stock of all of the shares of preferred stock of CorNova owned by the Company. (See Note 14).

        The Company's corporate and materials science technology headquarters are located in Wilmington, Massachusetts, with CDT's manufacturing operations in Minnesota.

2. Interim Financial Statements and Basis of Presentation

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented. The results of operations and cash flows for the three and six months ended September 30, 2007 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Form 10-Q should be read in conjunction with the Company's audited financial statements, included in our Form 10-K/A as of and for the year ended March 31, 2007 filed with the Securities and Exchange Commission (the "SEC").

        The balance sheet at March 31, 2007 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

        The accompanying condensed consolidated financial statements include the accounts of the Company and the Continuing Subsidiaries. All intercompany balances have been eliminated in consolidation. As a result of the sale of Gish pursuant to the Purchase Agreement, the Company's financial statements have reflected the assets and liabilities of Gish in its balance sheet as assets and liabilities, respectively, of discontinued operations as of March 31, 2007 and the statement of operations of Gish as discontinued operations for the three months ended September 30, 2007 and 2006, and the six months ended September 30, 2007 and 2006, respectively. Additionally, the related information contained in the notes to the condensed consolidated financial statements includes those of the Company's continuing operations unless specifically identified as disclosures related to discontinued operations.

        The Company's investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

        Significant accounting policies are described in Note A to the financial statements included in Item 7 of our Form 10-K/A as of March 31, 2007. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets.

3. Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company also receives license and royalty fees for the use of its proprietary advanced polymers. CardioTech recognizes these fees as revenue in accordance with the terms of the contracts. Contracted product design and development projects are recognized on a time and materials basis as services are performed.

        Generally, the customer specifies the delivery method and is responsible for delivery costs. However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.

4. Stock Based Compensation

        Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three and six months ended September 30, 2007 and 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

        The Company recorded stock-based compensation expense of approximately $128,000 and $3,000 for the three months ended September 30, 2007 and 2006, respectively, and $163,000 and $8,000 for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company has approximately $278,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 2.15 years.

        The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In calculating the estimated fair value of the Company's stock options it uses the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

  •
  the stock option exercise price,

  •
  the expected term of the option,

  •
  the grant price of its common stock, which is issuable upon exercise of the option,

  •
  the expected volatility of its common stock,

  •
  the expected dividends on its common stock (the Company does not anticipate paying dividends in the foreseeable future), and

  •
  the risk free interest rate for the expected option term.

        Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The fair value of each option granted during the three and six months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	75.80	103.00	75.80	103.00
Risk-free interest rate	4.67%	4.70%	4.67%	4.70%
Expected life	6.5 years	6.5 years	6.5 years	6.5 years

        The weighted average fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $0.87 and $1.21 per share, respectively. The weighted average fair value of stock options granted during the six months ended September 30, 2007 and 2006 was $0.89 and $1.99 per share, respectively.

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

        Information regarding option activity for the six months ended September 30, 2007 under the 1996 Plan and 2003 Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2007	5,426,018	$2.16	6.15	$1,207,568
Granted	127,500	1.29
Exercised	(40,000)	0.78
Cancelled and forfeited	(249,500)	3.16

Options outstanding as of September 30, 2007	5,264,018	$2.10	5.73	$873,589

Options exercisable as of September 30, 2007	4,947,827	$2.13	5.50	$862,123

Options vested and expected to vest as of September 30. 2007	5,264,018	$2.10	5.73	$873,589

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 28, 2007 of $1.40 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. Total intrinsic value of stock options exercised under the Plan for the six months ended September 30, 2007 was approximately $25,000.

        In October 2007, the Company adopted the CardioTech International, Inc. Employee Stock Purchase Plan (the "ESP Plan") as approved by the shareholders of the Company at the 2007 Annual Meeting. The ESP Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions. All Employees who meet eligibility requirements to participate, pursuant to the terms of ESP Plan, can defer up to 10% of their wages into the ESP Plan, with a maximum of $25,000 in any calendar year. The purchase price of the common stock is calculated at the lower of 85% of the closing price of the stock on the last day of the semi-annual plan period. The semi-annual periods begin March 1 and September 1. Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account. The maximum annual number of shares eligible to be issued under the ESP Plan is 500,000. Eligible employees may begin participation in the ESP Plan on March 1, 2008.

5. Comprehensive Income or Loss

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income (loss) is the Company's total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. During the three and six months ended September 30, 2007 and 2006, the Company's only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2007	2006	2007	2006
Net loss	$(1,237)	$(346)	$(3,065)	$(1,556)
Other comprehensive loss	—	(75)	—	(40)

Comprehensive loss	$(1,237)	$(421)	$(3,065)	$(1,596)

6. Related Party Transactions

        On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000. During the three and six months ended September 30, 2007, the Company recognized approximately $13,000 and $25,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense. There were no expenses related to this consulting agreement during the three and six months ended September 30, 2006.

7. Inventories

        Inventories consist of the following:

(in thousands)	September 30, 2007	March 31, 2007
Raw materials	$237	$155
Work in progress	244	210
Finished goods	89	88

Total inventories	$570	$453

8. Property, Plant and Equipment

        Property, plant and equipment consists of the following:

(in thousands)	September 30, 2007	March 31, 2007
Land	$500	$500
Building	2,153	2,153
Building improvements	174	—
Machinery, equipment and tooling	1,681	1,286
Furniture, fixtures and office equipment	516	494
Leasehold improvements	57	57

	5,081	4,490
Less: accumulated depreciation and amortization	(1,473)	(1,248)

	$3,608	$3,242

        For the three months ended September 30, 2007 and 2006, depreciation expense was $119,000 and $45,000, respectively. For the six months ended September 30, 2007 and 2006, depreciation expense was $225,000 and $89,000, respectively.

9. Deferred Revenue

        Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products in its contract manufacturing business on a purchase order basis to a major customer (the "Intermediary"), who would then perform additional manufacturing processes and ship these products to the end user (the "End User"). These products were developed previously by the End User who then transferred manufacturing to the Intermediary. The Intermediary then engaged the Company to manufacture the products. In March 2006, the End User sought to directly source products from the Company. On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production. During this time, the End User also began an alliance with a competitive supplier of branded catheters. The End User's decision in May 2006 was due to concerns about supply constraints related to production specifications. Due to the uncertainty of acceptance of products by the End User, the Company recorded deferred revenues of $397,000 related to shipments of branded catheter products to the End User as of June 30, 2006. This deferral of $397,000 was recognized as revenue in the statement of operations during the three months ended September 30, 2006, as there was no further uncertainty around customer acceptance. There were no additional shipments of branded catheters to the End User subsequent to the three month period ended June 30, 2006.

        Deferred revenue as of September 30, 2007 consists primarily of annual royalty and development fees received by the Company, as well as from customer deposits. Revenue is recognized ratably over the respective contractual periods or as product is supplied.

10. Earnings Per Share

        The Company follows SFAS No. 128, "Earnings Per Share," where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. For the six months ended September 30, 2007 and 2006, potentially dilutive shares of 6,144,149 and 6,427,323, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive. Shares deemed to be antidilutive include outstanding stock options totaling 5,264,018 and outstanding warrants totaling 880,131 shares.

11. Enterprise and Related Geographic Information

        The Company has managed its business on the basis of one reportable operating segment, medical device manufacturing and sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

        The Company has no long-lived assets outside the United States.

        Revenues for the presented periods are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Medical devices	$775	$1,143	$1,835	$1,858
Engineering services	228	128	356	314
Royalties and development fees	448	289	946	577

	$1,451	$1,560	$3,137	$2,749

12. Stockholders' Equity

        During the three months ended September 30, 2007, the Company issued 40,000 shares of common stock as a result of the exercise of options, generating cash proceeds of approximately $31,000. The Company did not issue any shares of common stock as a result of the exercise of options during the three months ended September 30, 2006. During the six months ended September 30, 2007 and 2006, the Company issued 40,000 and 36,250 shares of common stock, respectively, as a result of the exercise of options, generating cash proceeds of approximately $31,000 and $61,000, respectively.

        During the three and six months ended September 30, 2006, the Company repurchased 100 and 600 shares of its common stock, respectively, at a cost of $175 and $1,500, respectively. The Company did not repurchase any of its shares of common stock during the three and six months ended September 30, 2007.

13. Income Taxes

        The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

        For the three and six months ended September 30, 2007 and 2006, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

14. Investment in CorNova

        An Exchange and Venture Agreement (the "Agreement") was entered into on March 5, 2004 by and among CardioTech, Implant Sciences Corporation ("Implant"), and CorNova, Inc. ("CorNova"). CorNova is a privately-held, development stage company, incorporated as a Delaware corporation on October 12, 2003. CorNova's focus is the development of a next-generation drug-eluting stent. On March 5, 2004, CardioTech agreed to transfer to CorNova 12,931 shares and 308,642 shares (as described later) of its common stock (the "Contributory Shares") in exchange for 1,500,000 shares of CorNova's common stock. The number of Contributory Shares issued reflects the fair market value of CardioTech's common stock as of November 18, 2003, for an aggregate value of $75,000. This also resulted in CardioTech receiving a thirty percent (30%) ownership interest in CorNova. Pursuant to the terms of the Agreement, CardioTech contributed an additional 308,642 shares of its common stock (the "Investment Shares") upon the completion by CorNova of a $3 million financing on February 4, 2005 (the Series A Financing"). In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

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

        As of September 30, 2007, CardioTech has a 26% ownership interest in the issued and outstanding shares of common stock of CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Assuming the conversion to common stock of all of the shares of preferred stock of CorNova owned by the Company, as of September 30, 2007 the Company's ownership interest in the equity of CorNova would have been 13%.

        During the three months ended September 30, 2006, the Company recorded equity in the net loss of CorNova of $75,000, and equity in comprehensive loss of CorNova of $75,000 (related to unrealized holding losses on securities classified as available-for-sale). During the six months ended September 30, 2006, the Company recorded equity in the net loss of CorNova of $278,000, and equity in comprehensive loss of CorNova of $40,000 (related to unrealized holding losses on securities classified as available-for-sale). The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur. As of September 30, 2007, CorNova owned no shares of CardioTech.

        The Series A Financing transaction resulted in the issuance by CorNova of 3,050,000 shares of preferred stock. The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price and the same voting rights as CorNova's common stock. The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders. The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date. CorNova currently also has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a "finders" fee. Additionally, CorNova's shareholders have approved the 2004 Qualified Incentive Stock Option Plan ("2004 Plan") which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova's common stock to employees and consultants.

15. Discontinued Operations

        On July 3, 2007, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Medos Medizintechnik AG, a German corporation ("Medos"), for the sale of all of the common stock of Gish Biomedical, Inc. ("Gish"), the Company's then wholly-owned subsidiary engaged in the development and manufacture of single use cardiopulmonary bypass products having a disposable component. The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, of which $1 million will remain in escrow until July 5, 2008 as a reserve for the Company's indemnification obligations to Medos, if any. The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets. The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding tax audits and net operating losses. In addition, the realization of the escrow fund is contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date. Therefore, the Company has not included the $1 million of proceeds being held in escrow in the calculation on the loss of sale of Gish. On July 6, 2007, the Company received $6.45 million in cash from Medos,which excludes $1 million that will remain in escrow until July 5, 2008. Pursuant to the terms of the Purchase Agreement, the Company owes Medos $149,000 as a result of the change in the stockholder's equity of Gish from March 31, 2007 to June 30, 2007. This adjustment is included in the calculation of the loss on sale of Gish through September 30, 2007. As of September 30, 2007, the Company has not paid Medos any amounts with respect to the above change in stockholder's equity.

        The Company has been notified by Medos as to their assertion that the Company may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date. The Company has reviewed the assertion by Medos, and has concluded that a loss resulting from this asserted claim is not probable as of September 30, 2007.

        The sale of Gish, pursuant to the Purchase Agreement, was completed on July 6, 2007. Simultaneous with the completion of the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the "License Agreement") which provides for the Company's use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos. The Company is in the process of determining the value, if any, of the License Agreement. The Company believes the ultimate value will be de minimus, however, any value that is ascribed to the License Agreement will be recorded as an intangible asset.

        After transaction expenses and post-closing adjustments, and assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, the Company expects to realize approximately $6.8 million in proceeds from the sale of Gish. Under the terms of the Purchase Agreement, the Company retained Gish's cash assets of approximately $2.0 million as of June 29, 2007.

        In accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the September 30, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Gish as discontinued operations. As noted above, the Company's Board of Directors approved a plan to sell Gish in June 2007. The Company executed the Purchase Agreement on July 3, 2007 and closed on July 6, 2007. The Company has (i) eliminated Gish's financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.

        The assets and liabilities of Gish as of March 31, 2007 are as follows:

(in thousands)
Assets of Discontinued Operations:
Current assets of discontinued operations
Accounts receivable-trade	$2,120
Inventories	4,752
Prepaid expenses and other current assets	90

6,962

Non-current assets of discontinued operations
Property, plant and equipment, net	840
Deposits	120
Amortizable intangibles	468

1,428

Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$1,446
Accrued expenses	410

1,856

Non-current liabilities of discontinued operations
Deferred rent	116

        The current liabilities of discontinued operations as of September 30, 2007 is comprised of the amounts owed to Medos due to the change in the stockholders equity of Gish from March 31, 2007 through June 30, 2007.

        Condensed results of operations relating to Gish for the three and six months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Revenues	$—	$3,722	$3,849	$7,503
Gross margin	—	978	815	2,010
Income (loss) from discontinued operations	5	40	(309)	154
Loss on sale of Gish	—	—	(1,173)	—
Net (loss) income from discontinued operations	5	40	(1,482)	154

        Revenues and gross margin for Gish for the six months ended September 30, 2007, as shown in the above table, include results for the three months ended June 30, 2007, as the Company sold Gish on July 6, 2007.

16. Authorization of Company Buy-Back of Common Stock

        In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock, of which 174,687 shares, in the aggregate, have been purchased through September 30, 2007. In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's common stock. The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management. There were no repurchases of the Company's common stock during the three and six months ended September 30, 2007.

17. New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The Interpretation requires that the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on April, 1, 2007. The adoption did not have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's results of operations or financial position

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

18. Legal

        The Company has been notified that a customer (the "Customer"), for whom the Company performs contract manufacturing services, has been named in a suit by another medical device manufacturer which alleges patent infringement by the Customer. The Company manufactures multilumen catheter products for the Customer and is not named in the lawsuit. Under the terms of its purchase orders with the Customer, the Company believes it is indemnified by the Customer against patent infringement lawsuits. The lawsuit seeks unspecified damages against the Customer, including enhanced damages and attorneys fees and costs, and an injunction against certain manufacturing techniques. The Company is currently in the process of evaluating this case, and has concluded that a loss is not probable or estimable as of September 30, 2007.

        The Company is not a party to any other legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

19. Subsequent Events

        In October 2007, the Company reincorporated from the Commonwealth of Massachusetts to the State of Delaware after approval by the Company's shareholders.

        Subsequent to September 30, 2007, the Company received approximately $916,000 from the exercise of 995,663 stock options by the Company's former Chairman and CEO. Effective as of the close of business on November 5, 2007, approximately 1,614,000 unexercised stock options held by the former Chairman and CEO were forfeited.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        This Report on Form 10-Q contains certain statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

        The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

        In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of its competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information you are encouraged to review our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007.

Overview

  History

        We were founded in 1993 as a subsidiary of PolyMedica Corporation ("PMI"). In June 1996, PMI distributed all of the shares of CardioTech's common stock, par value $0.01 per share, which PMI owned, to PMI stockholders of record. Our materials science technology is principally based upon our proprietary polymers which represent our core technology.

        In July 1999, we acquired the assets of Tyndale-Plains Hunter, Ltd., a manufacturer of specialty hydrophilic polyurethanes.

        In July 1999, Dermaphylyx International, Inc. ("Dermaphylyx") was formed by certain affiliates of CardioTech to develop advanced wound healing products. Dermaphylyx was merged with and into

CardioTech effective March 2004. In June 2006, the Company's Board of Directors decided to cease the operations of Dermaphylyx. The net assets of Dermaphylyx were immaterial to us.

        In April 2001, we acquired Catheter and Disposables Technology, Inc. ("CDT"). CDT is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products. Our engineering services and contract manufacturing primarily operate through our CDT subsidiary. Certain devices designed, developed and manufactured for customers by CDT include sensing, balloon and drug delivery catheters; disposable endoscopes; and in-vitro diagnostic and surgical disposables.

        In April 2003, we acquired Gish Biomedical, Inc. ("Gish"), a manufacturer of single use cardiopulmonary bypass products having a disposable component. Gish was sold on July 6, 2007 as described in Note 15 of the accompanying condensed consolidated financial statements.

        In March 2004, we joined with Implant Sciences Corporation ("Implant") to participate in the funding of CorNova. CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech. We own common stock of CorNova, representing a 13% equity interest, based on the total outstanding preferred and common stock of CorNova. Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

        We operate as one segment, medical device manufacturing and sales.

  Technology and Intellectual Property

        Our unique materials science strengths are embodied in our family of proprietary polymers. We manufacture and sell our custom polymers under the trade names ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, and PolyBlend. The ChronoFlex family of polymers has the potential to be marketed beyond our existing customer base. Our goal is to fulfill the market's need for advanced materials science capabilities, thereby enabling customers to improve devices that utilize polymers. Our chemists continue to develop the ChronoFlex family of medical-grade polymers. Conventional polymers are susceptible to degradation resulting in catastrophic failure of long-term implantable devices such as pacemaker leads. ChronoFlex and ChronoThane polymers are designed to overcome such degradation and reduce the incidents of infections associated with invasive devices.

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

        The development and manufacture of our products are subject to good laboratory practices ("GLP") and quality system regulations ("QSR") requirements prescribed by the Food and Drug Administration ("FDA") and other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to obtain or manufacture products in a timely fashion at acceptable quality and prices, that we or any suppliers can comply with GLP or the QSR, as applicable, or that we or such suppliers will be able to manufacture an adequate supply of products. Our Minnesota facility is ISO 13485 certified.

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

        In June 2007, we filed for a U.S. patent on our proprietary antimicrobial formulation for ChronoFlex. Current technology in the marketplace uses antibiotic drugs. The antimicrobial component of our polymers has been designed to be non-leaching as a result of the polymerization process. In addition, PMI has granted us an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the "Implantable Device and Materials Field"). PMI also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the ChronoFlex polyurethane patents relating to the ChronoFlex technology (the "Joint Technology"). PMI has granted us a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

  Development

        We currently have a synthetic coronary artery bypass graft ("SynCAB"), trademarked CardioPassTM, using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders. We are not applying any new resources to further develop CardioPass and instead are applying resources to progress the clinical trial. The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels. We have developed a 4mm and 5mm SynCAB graft. We believe the SynCAB graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. We believe, however, that the SynCAB graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

        We initiated plans in fiscal 2006 to obtain European marketing approvals. In May 2006, we received written acknowledgement from our Notified Body in Europe that our clinical trial plan had been accepted. The planned 10 patient clinical trial protocol allows surgeons to intraoperatively decide to use the SynCAB instead of suboptimal autologous vessels. We hired a European-based contract research organization ("CRO") to assist in management of the entire clinical process. The CRO helped us review possible sites in the European Union for the selection of investigators to follow the approved protocols. A site has been selected, a Principal Investigator has signed a letter of agreement to conduct the trial and provide the necessary data for the clinical research report and we have received approval from the Ethics Committee. Our Principal Investigator has participated in a wide range of cardiovascular clinical trials. Achievement of this important milestone fits within our planned timeline and is an important benchmark in the commencement and completion of the clinical trial. We have undergone a rigorous review by the Ministry of Health and completed paperwork for an import license, and prepared for patient selection.

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

  Manufacturing Operations

        We generated approximately 53% and 58% of our revenues from manufacturing operations during the three and six months ended September 30, 2007, respectively, as compared to approximately 73% and 68% of during the three and six months ended September 30, 2006, respectively.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There has been no change to our critical accounting policies through the fiscal quarter ended September 30, 2007. Our critical accounting policies are as follows:

  •
  Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. We also receive license and royalty fees for the use of our proprietary advanced polymers. We recognize these fees as revenue in accordance with the terms of the contracts. Contracted product design and development projects are recognized on a time and materials basis as services are performed.

  •
  Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectibility of the accounts such that the amounts reflect estimated net realizable value. If actual uncollectible amounts significantly exceed the estimated allowance, our operating results would be significantly and adversely affected.

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

  •
  Intangibles.  Our long-lived assets include goodwill. In assessing the recoverability of our goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to test our intangible assets for impairment on a periodic basis thereafter. The Company will be required to continue to perform a goodwill impairment test on an annual basis, or more frequently if indicators of impairment exist, and the next test is scheduled during the quarter ending March 31, 2008.

  •
  Stock-Based Compensation.  Effective April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (SFAS 123R), "Share-Based Payment," which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements.

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

    Expected Term.    For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, "Share-Based Payment." Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

    Expected Volatility.    The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option's expected term. We do not believe that the future volatility of our common stock over an option's expected term is likely to differ significantly from the past.

    Expected Dividends.    We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

    Risk-Free Interest Rate.    The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option's expected term on the grant date.

    Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. The majority of the stock option expense recorded in the three months ended September 30, 2007 relates to the vesting of stock options granted subsequent to April 1, 2006, as the majority of our outstanding options were fully vested due to the acceleration of vesting of certain stock options effective July 8, 2004.

    Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to April 1, 2006. Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of our Board of Directors, we have estimated a zero forfeiture rate. We will revisit this assumption periodically and as changes in the composition of our option pool dictate.

    Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our stock-based compensation. We anticipate the amount of stock-based compensation to increase in the future as additional options are granted. As of September 30, 2007, there was approximately $278,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.15 years.

Results of Operations

Three Months Ended September 30, 2007 vs. September 30, 2006

  Revenues

        The following table presents revenues and the percent of revenue components of total revenues for the three months ended September 30,

	2007		2006
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$1,003	69.1%	$1,271	81.5%
Royalties and development fees	448	30.9%	289	18.5%

Revenues	$1,451	100.0%	$1,560	100.0%

        The following table presents product sales by group expressed as a percentage of total product sales for the three months ended September 30,

	2007		2006
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$775	77.3%	$1,143	89.9%
Engineering services	228	22.7%	128	10.1%

Product sales	$1,003	100.0%	$1,271	100.0%

        Medical device revenues for the three months ended September 30, 2007 were $775,000 as compared to $1,143,000 for the comparable prior year period, a decrease of $368,000, or 32.2%. Medical devices are primarily composed of private-label products and advanced polymers. The decrease in medical device revenues for the three months ended September 30, 2007 was primarily a result of a $274,000 decrease from the sale of private-label products and a $94,000 decrease from the sale of advanced polymers. During the three months ended June 30, 2006, we deferred approximately $397,000 in private-label shipments to a major customer due to the uncertainty of customer acceptance. The revenue associated with this deferral was recognized during the quarter ended September 30, 2006 when the uncertainly had passed. Without the effect of the above $397,000 of revenue recognized in the three months ended September 30, 2006, shipments of private-label products increased by $123,000 during the three months ended September 30, 2007 when compared to the comparable prior year period due to the effect of a broader sales campaign to generate more customers.

        There was a decrease in private-label product shipments in the quarter ended September 30, 2006 reflecting the loss of a major customer and related revenues in the comparable prior year period. The effect of the revenues from the loss of this major customer in the second quarter of fiscal 2006 was partially offset by normal increases in shipments to other existing customers. The costs associated with the deferred revenue of $397,000 was expensed during the quarters ended March 31, 2006 and June 30, 2006 because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

        During the three months ended September 30, 2007, shipments of advanced polymers were lower than the comparable prior year period due to our inability to produce certain polymers that consistently met certain internal specifications. We conducted a comprehensive review of our processes and procedures, and produced development batches in order to determine the reasons for our inability to meet internal specifications. As of the date of this report, we have restarted production of these polymers, which are now meeting internal specifications, for shipment to customers. We expect to satisfy our backlog of orders.

        Even though we experienced polymer production issues during the three months ended September 30, 2007, we continue to see a growth in the number of inquiries for our polymers by large and small companies that span a broad range of medical device sectors.

        Engineering services revenues for the three months ended September 30, 2007 were $228,000 as compared to $128,000 for the comparable prior year period, an increase of $100,000 or 78.1%. Engineering services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services. During the three months ended September 30, 2006, our engineering services were focused in support of private-label product manufacturing for a major customer, whose business with us ceased as previously discussed. The increase in engineering services revenues during the three months ended September 30, 2007 reflects our renewed efforts to allocate resources to the growth of engineering services.

        Royalties and development fees for the three months ended September 30, 2007 were $448,000 as compared to $289,000 for the comparable prior year period, an increase of $159,000 or 55.0%. We have agreements to license our proprietary advanced polymer technology to medical device manufacturers. Royalties are earned when these manufacturers sell medical devices which use our materials science technology; accordingly, the increase in royalties during the three months ended September 30, 2007 is a result of increased shipments of existing and new products by these manufacturers. Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices, from a leading developer and manufacturer of orthopedic devices.

        Deferred revenue as of September 30, 2007 consists primarily of annual royalty and development fees we receive, as well as from customer deposits. Revenue is recognized ratably over the respective contractual periods or as product is supplied.

  Gross Margin

        The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sales for the three months ended September 30,

	2007		2006
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales gross margin	$(383)	(38.2)%	$330	26.0%

        Gross margin on product sales (excluding royalties and development fees) was ($383,000), or (38.2%) as a percentage of product revenue for the three months ended September 30, 2007, as compared to $330,000, or 26.0% for the comparable prior year period.

        The decrease in gross margin as a percentage of product sales for the three months ended September 30, 2007, as compared to the comparable prior year period, is primarily due reduced shipments of advanced polymers, underutilization of plant capacity, and materials scrap costs. In addition, the effect of realizing the deferred revenues of $397,000 during the three months ended September 30, 2006, which cost of these revenues was charged prior to the three months ended September 30, 2006, as described above, resulted in a higher gross margin for the three months ended September 30, 2006 as compared to gross margins on private-label product sales for the three months ended September 30, 2007.

  Research, Development and Regulatory Expenses

        The following table presents research and development expenses as a percentage of revenues for the three months ended September 30,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Research, development and regulatory expenses	$313	21.6%	$158	10.1%

        Research development and regulatory expenses for the three months ended September 30, 2007 were $313,000 as compared to $158,000 for the comparable prior year period, an increase of $155,000 or 98.1%. Our research and development efforts are focused on developing new formulations of our advanced proprietary polymers. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. We had additional staff for research and development in the three months ended September 30, 2007. These individuals work on a variety of projects, and we believe we are operating at the minimum staffing level to support our operating needs. In addition, we incurred costs of approximately $70,000 during the three months ended September 30, 2007 for conducting clinical trials in Europe for CardioPass. As contacts with potential customers grow for advanced polymers and our materials science technology, we expect to add to our scientific and technical staff during fiscal year 2008.

  Selling, General and Administrative Expenses

        The following table presents selling, general and administrative expenses as a percentage of revenues for the three months ended September 30,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Selling, general and administrative	$1,099	75.7%	$897	57.5%

        Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,099,000 as compared to $897,000 for the comparable prior year period, an increase of $202,000 or 22.5%. This increase is primarily attributable to additions in sales and administrative personnel, increases in managerial salaries and other professional fees during the three months ended September 30, 2007, when compared to the year earlier period.

  Interest and Other Income, Net

        Interest and other income, net for the three months ended September 30, 2007 was $105,000, as compared to $125,000 for the comparable prior year period, a decrease of $20,000 or 16.0%. In the three months ended September 30, 2006, we recovered $83,000 of accounts receivable previously written off. Interest income increased during the three months ended September 30, 2007 due to cash proceeds from the sale of Gish in July 2007.

  Equity in Net Loss of CorNova, Inc.

        During the three months ended September 30, 2006, we recorded equity in the net loss of CorNova of $75,000, and equity in comprehensive loss of CorNova of $75,000 (related to unrealized holding losses on securities classified as available-for-sale). We have invested $825,000 in CorNova and have recorded cumulative net losses through September 30, 2006 of $825,000 from CorNova. Therefore, the maximum portion of CorNova's future losses allocable to us were met. Accordingly, we recorded no equity in the net loss of CorNova during the three month period ended September 30, 2007. We have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur. As of September 30, 2007, CorNova owned no shares of our common stock.

Six Months Ended September 30, 2007 vs. September 30, 2006

  Revenues

        The following table presents revenues and the percent of revenue components of total revenues for the six months ended September 30,

	2007		2006
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$2,191	69.8%	$2,172	79.0%
Royalties and development fees	946	30.2%	577	21.0%

Revenues	$3,137	100.0%	$2,749	100.0%

        The following table presents product sales by group expressed as a percentage of total product sales for the six months ended September 30,

	2007		2006
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$1,835	83.8%	$1,858	85.5%
Engineering services	356	16.2%	314	14.5%

Product sales	$2,191	100.0%	$2,172	100.0%

        Medical device revenues for the six months ended September 30, 2007 were $1,835,000 as compared to $1,858,000 for the comparable prior year period, a decrease of $23,000, or 1.2%. Medical devices are primarily composed of private-label products and advanced polymers developed by our materials science technology. The decrease in medical device revenues for the six months ended September 30, 2007 was primarily a result of a $213,000 decrease from the sale of private-label products offset by a $190,000 increase from the sale of advanced polymers. During the three months ended June 30, 2006, we deferred approximately $397,000 in private-label shipments to a major customer. The revenue associated with this deferral was recognized during the quarter ended September 30, 2006. Without the effect of the above $397,000 of revenue recognized in the six months ended September 30, 2006, shipments of private-label products increased by $184,000 during the six months ended September 30, 2007 when compared to the comparable prior year period.

        The decrease in private-label products shipments during the six months ended September 30, 2007 reflects the loss of the major customer and related revenues in the comparable prior year period. The costs associated with the deferred revenue of $397,000 were expensed during the quarters ended March 31, 2006 and June 30, 2006 because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

        The increase in advanced polymer sales for the six months ended September 30, 2007 is primarily a result of increased shipments of advanced polymers to customers for their end-user medical device products during the quarter ended June 30, 2007. However, during the three months ended September 30, 2007, we experienced a decline in our advanced polymer sales for the reasons described above.

        Engineering services revenues for the six months ended September 30, 2007 were $356,000 as compared to $314,000 for the comparable prior year period, an increase of $42,000 or 13.4%.

Engineering services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services. The increase in engineering services revenues is a result of our renewed efforts to allocate resources to the growth of engineering services.

        Royalties and development fees for the three months ended September 30, 2007 were $946,000 as compared to $577,000 for the comparable prior year period, an increase of $369,000 or 64.0%. We have agreements to license our proprietary advanced polymer technology to medical device manufacturers. Royalties are earned when these manufacturers sell medical devices which use our materials science technology. Accordingly, the increase in royalties during the six months ended September 30, 2007 is a result of increased shipments of existing and new products by these manufacturers. Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices from a leading developer and manufacturer of orthopedic devices.

        Deferred revenue as of September 30, 2007 consists primarily of annual royalty and development fees received by us, as well as from customer deposits. Revenue is recognized ratably over the respective contractual periods or as product is supplied.

  Gross Margin

        The following table presents product sales gross margins and gross margin percentages as a percent of the respective product sales for the six months ended September 30,

	2007		2006
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Product sales gross margin	$(206)	(9.4)%	$(47)	(2.2)%

        Gross margin on product sales (excluding royalties and development fees) was ($206,000), or (9.4%) as a percentage of product revenue for the six months ended September 30, 2007, as compared to ($47,000), or (2.2%) for the comparable prior year period.

        The decrease in gross margin as a percentage of product sales for the six months ended September 30, 2007, as compared to the comparable prior year period, is due to several factors. For the six months ended September 30, 2007, gross margin improved from sales of advanced polymers, largely driven by increased shipments during the three months ended June 30, 2007. Gross margin in our contract manufacturing business for the six months ended September 30, 2006 was increased by the effect of realizing deferred revenues of $397,000 partially offset by costs of these revenues that were charged during the three month period ended June 30, 2006.

  Research, Development and Regulatory Expenses

        The following table presents research and development expenses as a percentage of revenues for the six months ended September 30,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Research, development and regulatory expenses	$542	17.3%	$295	10.7%

        Research, development and regulatory expenses for the six months ended September 30, 2007 were $542,000 as compared to $295,000 for the comparable prior year period, an increase of $247,000 or 83.7%. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. We had additional staff for research and development in the six months ended September 30, 2007. These individuals work on a variety of projects, and we believe we are operating at the minimum staffing level to support our operating needs. In addition, we incurred costs of approximately $90,000 during the six months ended September 30, 2007 for conducting clinical trials in Europe for CardioPass.

  Selling, General and Administrative Expenses

        The following table presents selling, general and administrative expenses as a percentage of revenues for the six months ended September 30,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Selling, general and administrative expenses	$1,893	60.3%	$1,801	65.5%

        Selling, general and administrative expenses for the six months ended September 30, 2007 were $1,893,000 as compared to $1,801,000 for the comparable prior year period, an increase of $92,000 or 5.1%. This increase is primarily attributable to additions in sales and administrative personnel and increases in managerial salaries during the six months ended September 30, 2007, when compared to the year-earlier period. We also had higher costs related to financial system implementation, legal and professional fees during the six months ended September 30, 2006 which were not realized during the six months ended September 30, 2007.

  Interest and Other Income, Net

        Interest and other income, net for the six months ended September 30, 2007 was $112,000, as compared to $134,000 for the comparable prior year period, a decrease of $22,000 or 16.4%. In the six months ended September 30, 2006 we recovered $83,000 of accounts receivable previously written off. Interest income increase during the six months ended September 30, 2007 due to cash proceeds from the sale of Gish in July 2007.

  Equity in Net Loss of CorNova, Inc.

        During the six months ended September 30, 2006, we recorded equity in the net loss of CorNova of $278,000, and equity in comprehensive loss of CorNova of $40,000 (related to unrealized holding losses on securities classified as available-for-sale). We have invested $825,000 in CorNova and have recorded cumulative net losses through September 30, 2006 of $825,000 from CorNova. Therefore, the maximum portion of CorNova's future losses allocable to us were met. Accordingly, we recorded no equity in the net loss of CorNova during the six month period ended September 30, 2007. We have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur. As of September 30, 2007, CorNova owned no shares of our common stock.

  Net (Loss) Income from Discontinued Operations

        Net loss from discontinued operations for the six months ended September 30, 2007 was $1,482,000, which included $1,173,000 of loss on sale of Gish and a $309,000 loss from discontinued operations. The loss on sale of Gish includes transaction costs of approximately $408,000. The loss from discontinued operations of $309,000 for the six months ended September 30, 2007, as compared to income from discontinued operations of $154,000 for the comparable prior year period. At July 6, 2007, the closing date of the sale of Gish, we determined that the proceeds from the sale of Gish, less the related transaction costs, were less than the book value of the net assets sold and therefore gave rise to the loss on the sale of $1,173,000.

Liquidity and Capital Resources

        On July 6, 2007, we completed the sale of Gish, our former developer and manufacturer of single use cardiopulmonary bypass products, pursuant to a Purchase Agreement entered into with Medos, on July 3, 2007. The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash. The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets. The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding tax audits and net operating losses.

        Pursuant to the terms of the Purchase Agreement, we placed $1 million in escrow as a reserve for our indemnification obligations to Medos, if any, as described above. The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, are expected to be made available to us on July 5, 2008. The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date. The $1 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish.

        We have been notified by Medos as to their assertion that we may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date. We have reviewed the assertion by Medos, and have concluded that a loss resulting from this asserted claim is not probable as of September 30, 2007.

        In connection with the sale of Gish, we entered into a non-exclusive, royalty-free license (the "License Agreement") with Gish which provides for our use of certain patented technology of Gish in our products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos. We are in the process of determining the value, if any, of the License Agreement. We believe the ultimate value will be de minimus, however, any value that is ascribed to the License Agreement will be recorded as an intangible asset.

        After transaction expenses and certain post-closing adjustments, and assuming the disbursement to us of all funds held in escrow after July 5, 2008, we expect to realize approximately $6.8 million in proceeds from the sale of Gish. Under the terms of the Purchase Agreement, we retained all cash on Gish's balance sheet as of June 29, 2007 in the approximate amount of $2.0 million.

        As of September 30, 2007, we had cash and cash equivalents of $7.5 million. The $7.5 million balance of cash and cash equivalents as of September 30, 2007 is an increase of $3.4 million when compared with a balance of $4.1 million as of March 31, 2007.

        During the six months ended September 30, 2007, we had net cash outflows of $1.0 million from operating activities of continuing operations as compared to net cash outflows of continuing operations of $1.5 million for the comparable prior year period. The approximate $499,000 decrease in net cash outflows used in operating activities of continuing operations during the six months ended September 30, 2007, as compared to the comparable prior year period, was primarily a result of cash provided from increases in accounts payable and accrued expenses, offset by cash used from an increase in accounts receivable. For the six months ended September 30, 2006, we recorded $278,000 of equity in the net loss of CorNova, a non-cash charge. We recorded no equity in the net loss of CorNova during the six months ended September 30, 2007.

        During the six months ended September 30, 2007, the Company had net cash inflows of $5.4 million from investing activities of continuing operations as compared to net cash outflows of $112,000 for the comparable prior year period. Net cash inflows results from net proceeds of

$6.0 million from the sale of Gish offset by $591,000 in purchases of property, plant and equipment during the six months ended September 30, 2007.

        During the six months ended September 30, 2007, there were 40,000 options exercised for cash proceeds of approximately $31,000 pursuant to the 1996 Plan or the 2003 Plan.

        At September 30, 2007, we had no debt. We believe our September 30, 2007 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

        Our future growth may depend upon our ability to raise capital to support research and development activities; market and commercialize our materials science technology. We may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of our products. Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

        As of September 30, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

        Contractual obligations consisted of the following as of September 30, 2007:

	Payment Due By Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$207	$131	$76	$—	$—
Purchase obligations	$267	267	—	—	—

	$474	$398	$76	$—	$—

        Operating lease obligations are for aggregate future minimum rental payments required under operating leases for the Minnesota manufacturing facilities. Purchase obligations primarily represent purchase orders issued for inventory used in production.

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

Item 4.    Controls and Procedures

        Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to us, including our consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We have been notified that a customer (the "Customer"), for whom we perform contract manufacturing services, has been named in a suit by another medical device manufacturer which alleges patent infringement by the Customer. We manufacture multilumen catheter products for the Customer and are not named in the lawsuit. Under the terms of our purchase orders with the Customer, we believe we are indemnified by the Customer against patent infringement lawsuits. The lawsuit seeks unspecified damages against the Customer, including enhanced damages and attorneys fees and costs, and an injunction against certain manufacturing techniques. We are currently in the process of evaluating this case, and have concluded that a loss is not probable or estimable as of September 30, 2007.

        We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to its business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.    Risk Factors

        There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K/A for the year ended March 31, 2007.

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
Eric G. Walters Vice President & Chief Financial Officer

Dated: November 14, 2007

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CardioTech International, Inc. Condensed Consolidated Balance Sheets (Unaudited—in thousands, except share and per share amounts)
CardioTech International, Inc. Condensed Consolidated Statements of Operations (Unaudited—in thousands, except per share amounts)
CardioTech International, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited—in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
SIGNATURES