Form 10-Q
period 2007-12-31
CARDIOTECH INTERNATIONAL INC
filed 2008-02-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act, (Check one):

❑  Large Accelerated Filer                                                           ❑  Accelerated Filer                                                      ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of February 14, 2008, there were 21,067,313 shares of the registrant’s Common Stock were outstanding.

CARDIOTECH INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

CardioTech International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	December 31,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,652	$4,066
Accounts receivable-trade, net of allowance of $10 and $93 as of December 31, 2007 and March 31, 2007, respectively	646	592
Accounts receivable-other	449	553
Inventories	784	453
Prepaid expenses and other current assets	183	115
Current assets of discontinued operations	-	6,962
Total current assets	8,714	12,741
Property, plant and equipment, net	3,905	3,242
Goodwill	487	487
Other assets	76	3
Non-current assets of discontinued operations	-	1,428
Total assets	$13,182	$17,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$340	$432
Accrued expenses	555	452
Deferred revenue	351	198
Current liabilities of discontinued operations	149	1,856
Total current liabilities	1,395	2,938
Non-current liabilities held for sale	-	116

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2007 and March 31, 2007	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,067,313 and 20,031,650 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	21	20
Additional paid-in capital	38,462	37,128
Accumulated deficit	(26,696)	(22,301)
Total stockholders' equity	11,787	14,847
Total liabilities and stockholders' equity	$13,182	$17,901

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2007	2006	2007	2006

Revenues:
Product sales	$1,133	$1,042	$3,325	$3,213
Royalties and development fees	459	365	1,405	943
	1,592	1,407	4,730	4,156
Cost of sales	1,406	1,097	3,804	3,426
Gross margin	186	310	926	730
Operating expenses:
Research, development and regulatory	235	207	777	501
Selling, general and administrative	1,351	1,149	3,244	2,840
	1,586	1,356	4,021	3,341
Loss from operations	(1,400)	(1,046)	(3,095)	(2,611)
Interest and other income and expense:
Interest expense	-	-	(1)	(1)
Interest income	70	24	175	57
Other income, net	10	124	18	226
Interest and other income, net	80	148	192	282
Equity in net loss of CorNova, Inc.	-	-	-	(278)
Net loss from continuing operations	(1,320)	(898)	(2,903)	(2,607)
(Loss) income from discontinued operations	(10)	72	(319)	225
Loss on sale of Gish	-	-	(1,173)	-
Net (loss) income from discontinued operations	(10)	72	(1,492)	225
Net loss	$(1,330)	$(826)	$(4,395)	$(2,382)
Net loss per common share, basic and diluted:
Net loss per share, continuing operations	$(0.06)	$(0.04)	$(0.14)	$(0.13)
Net (loss) income per common share, discontinued operations	-	-	(0.08)	0.01
Net loss per common share	$(0.06)	$(0.04)	$(0.22)	$(0.12)
Shares used in computing net loss per common share, basic and diluted	20,695	19,832	20,257	19,826

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	For The Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,395)	$(2,382)
Less: Net loss (income) from discontinued operations	1,492	(225)
Net loss from continuing operations	(2,903)	(2,607)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	369	179
Equity in net loss of CorNova, Inc.	-	278
Provision for doubtful accounts	(31)	82
Provision for inventory obsolescence	125	-
Stock-based compensation	387	21
Changes in assets and liabilities:
Accounts receivable-trade, net	(23)	149
Accounts receivable-other	104	(23)
Inventories	(456)	(229)
Prepaid expenses and other current assets	(68)	74
Accounts payable	(164)	(246)
Accrued expenses	103	(48)
Deferred revenue	153	282
Net cash flows used in operating activities of continuing operations	(2,404)	(2,088)
Net cash flows used in operating activities of discontinued operations	(960)	(37)
Net cash flows used in operating activities	(3,364)	(2,125)

Cash flows from investing activities:
Purchases of property, plant and equipment	(960)	(652)
Proceeds from sale of Gish, net of transaction costs	6,051	-
(Increase) decrease in other assets	(73)	8
Net cash flows provided by (used in) investing activities of continuing operations	5,018	(644)
Net cash flows used in investing activities of discontinued operations	(16)	(1,047)
Net cash flows provided by (used in) investing activities	5,002	(1,691)

Cash flows from financing activities:
Net proceeds from issuance of common stock	948	61
Purchase of treasury stock	-	(1)
Net cash flows provided by financing activities of continuing operations	948	60
Net change in cash and cash equivalents	2,586	(3,756)
Cash and cash equivalents at beginning of period	4,066	6,841
Cash and cash equivalents at end of period	$6,652	$3,085

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

CardioTech International, Inc. (including its wholly-owned subsidiaries, collectively “CardioTech” or the “Company”) is a medical device company that designs, develops, manufactures and sells innovative products and materials for the treatment of cardiovascular, orthopedic, oncological, urological and other diseases.  The Company’s business model calls for leveraging its technological and manufacturing expertise in order to expand its royalty, development and license fee income, develop next generation polymers and manufacture new and complex medical devices.  The Company is focused on developing and marketing polymers that can be used in products that are designed to reduce risk, trauma, cost and surgical procedure time.  The Company’s subsidiaries and divisions from continuing operations are Catheter and Disposables Technology, Inc. (“CDT” or “engineering services and contract manufacturing”) and CT Biomaterials (“advanced polymers” or “materials science technology”), collectively the “Continuing Subsidiaries.”  The Company operates in one segment, medical device manufacturing and sales.

On July 6, 2007, the Company completed the sale of Gish, the Company’s former developer and manufacturer of single use cardiopulmonary bypass products, to Medos Medizintechnik AG, a German corporation (“Medos”). The sale of Gish to Medos was effected pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) entered into by the parties on July 3, 2007.  The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

Pursuant to the terms of the Purchase Agreement, the Company has placed $1 million in escrow as a reserve for the Company’s indemnification obligations to Medos, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to the Company on July 5, 2008.  The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish.

Medos has advised the Company that it may assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1 million escrow balance.  The Company has advised Medos that it believes any such claims, if made, would be without merit under the Purchase Agreement.  The Company has concluded that a loss resulting from these potential claims by Medos is not probable as of December 31, 2007.

The Company has been notified by Medos as to their assertion that the Company may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date.  The Company has reviewed the assertion by Medos, and has concluded that a loss resulting from this asserted claim is not probable as of December 31, 2007.

After transaction expenses and certain post-closing adjustments, the Company realized approximately $5.8 million in proceeds from the sale of Gish.  Assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, up to an additional $1 million may be realized. Under the terms of the Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability as of December 31, 2007.  This adjustment is included in the calculation of the loss on sale of Gish through December 31, 2007.  Under the terms of the Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

In connection with the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the “License Agreement”) that provides for the Company’s use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  The Company has determined the License Agreement has de minimus value, and accordingly no value has been ascribed to the license.

The Company is in the process of reviewing several strategic alternatives for its Catheter and Disposables Technology, Inc. subsidiary (“CDT”), which includes, but not limited to, a sale of the business.  The Company believes a sale of CDT will permit the redeployment of capital into the Company’s ongoing growth initiatives, however there can be no assurance that a sale will be consummated at all or on terms acceptable to us.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CardioTech has partnered with CorNova, Inc. (“CorNova”) to develop a drug-eluting stent.  As of December 31, 2007, the Company owned approximately 25% of the issued and outstanding shares of common stock of CorNova.  The Company’s ownership interest in the equity of CorNova is approximately 15%, assuming the conversion to common stock of all of the shares of preferred stock of CorNova.  (See Note 14).

The Company’s corporate and materials science technology headquarters are located in Wilmington, Massachusetts, with CDT’s manufacturing operations located in Minnesota.

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and nine months ended December 31, 2007 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K/A as of and for the year ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

The balance sheet at March 31, 2007 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and the Continuing Subsidiaries.  All intercompany balances have been eliminated in consolidation.  As a result of the sale of Gish pursuant to the Purchase Agreement, the Company’s financial statements have reflected the assets and liabilities of Gish in its balance sheet as assets and liabilities, respectively, of discontinued operations as of March 31, 2007 and the statement of operations of Gish as discontinued operations for the three and nine months ended December 31, 2007 and 2006, respectively.  Additionally, the related information contained in the notes to the condensed consolidated financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Significant accounting policies are described in Note A to the financial statements included in Item 7 of the Company’s Form 10-K/A as of March 31, 2007.  Management's discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the three and nine months ended December 31, 2007 and 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recorded stock-based compensation expense for options that vested of approximately $224,000 and $13,000 for the three months ended December 31, 2007 and 2006, respectively, and $387,000 and $21,000 for the nine months ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company has approximately $521,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.80 years.

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted during the three and nine months ended December 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	70.10	103.00	70.40	103.00
Risk-free interest rate	4.59%	4.67%	4.67%	4.68%
Expected life	6.5 years	6.5 years	6.5 years	6.5 years

The weighted average fair value of stock options granted during the three months ended December 31, 2007 and 2006 was $0.82 and $1.73 per share, respectively.  The weighted average fair value of stock options granted during the nine months ended December 31, 2007 and 2006 was $0.84 and $1.76 per share, respectively.

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

Information regarding option activity for the nine months ended December 31, 2007 under the 1996 Plan and 2003 Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2007	5,426,018	$2.16	6.15	$1,207,568
Granted	703,750	1.44
Exercised	(1,035,663)	0.91
Cancelled and forfeited	(2,378,909)	2.63
Options outstanding as of December 31, 2007	2,715,196	$1.99	6.89	$20,160
Options exercisable as of December 31, 2007	2,146,193	$2.16	6.20	$20,160
Options vested and expected to vest as of December 31, 2007	2,146,193	$2.16	6.20	$20,160

Included in options cancelled and forfeited were 1,614,000 shares underlying stock options of the Company’s former Chairman and CEO, which expired on November 5, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2007 of $0.68 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.  Total intrinsic value of stock options exercised under the Plan for the nine months ended December 31, 2007 was approximately $230,000.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2007, the board of directors of the Company authorized the CardioTech International, Inc. Employee Stock Purchase Plan (the “ESP Plan”) and the shareholders of the Company approved the ESP Plan at the 2007 Annual Meeting.  The ESP Plan provides a method whereby employees of the Company will have an opportunity to acquire an ownership interest in the Company through the purchase of shares of common stock of the Company through payroll deductions.  All employees who meet eligibility requirements to participate, pursuant to the terms of the ESP Plan, can defer up to 10% of their wages into the ESP Plan, with a maximum of $25,000 in any calendar year.  The purchase price of the common stock is calculated at 85% of the closing price of the common stock on the last day of the semi-annual plan period.  The semi-annual periods begin March 1 and September 1 of each year.  Participants may withdraw at any time by giving written notice to the Company and will be credited the amounts of deferrals in their account.  The maximum annual number of shares eligible to be issued under the ESP Plan is 500,000.  Eligible employees may begin participation in the ESP Plan on March 1, 2008.

5.	Comprehensive Income or Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and displaying of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the Company’s total of net income (loss) and all other non-owner changes in equity including such items as  unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  During the three and nine months ended December 31, 2007 and 2006, the Company’s only item of other comprehensive income or loss was its equity in unrecognized holding losses on securities classified as available for sale recorded by CorNova.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2007	2006	2007	2006
Net loss	$(1,330)	$(826)	$(4,395)	$(2,382)
Other comprehensive loss	-	-	-	(40)
Comprehensive loss	$(1,330)	$(826)	$(4,395)	$(2,422)

6.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the three and nine months ended December 31, 2007, the Company recognized approximately $12,500 and $37,500, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  There were no expenses related to this consulting agreement during the three and nine months ended December 31, 2006.

7.	Inventories

Inventories consist of the following:

(in thousands)	December 31, 2007	March 31, 2007
Raw materials	$379	$155
Work in progress	295	210
Finished goods	110	88
Total inventories	$784	$453

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2007	March 31, 2007
Land	$500	$500
Building	2,153	2,153
Building improvements	369	-
Machinery, equipment and tooling	1,917	1,286
Furniture, fixtures and office equipment	525	494
Leasehold improvements	58	57
	5,522	4,490
Less: accumulated depreciation and amortization	(1,617)	(1,248)
	$3,905	$3,242

For the three months ended December 31, 2007 and 2006, depreciation expense was $144,000 and $83,000, respectively.  For the nine months ended December 31, 2007 and 2006, depreciation expense was $369,000 and $179,000 respectively.

9.	Deferred Revenue

Beginning in fiscal 2005 and continuing into fiscal 2006, the Company started shipping branded catheter products in its contract manufacturing business on a purchase order basis to a major customer (the “Intermediary”), who would then perform additional manufacturing processes and ship these products to the end user (the “End User”).  These products were developed previously by the End User who then transferred manufacturing to the Intermediary.  The Intermediary then engaged the Company to manufacture the products.  In March 2006, the End User sought to directly source products from the Company.  On May 18, 2006, the Company was notified by the End User that the End User had decided to cease using the Company for future production.  During this time, the End User also began an alliance with a competitive supplier of branded catheters.  The End User’s decision in May 2006 was due to concerns about supply constraints related to production specifications.  Due to the uncertainty of acceptance of products by the End User, the Company recorded deferred revenues of $397,000 related to shipments of branded catheter products to the End User as of June 30, 2006.  This deferral of $397,000 was recognized as revenues in the statement of operations during the three months ended September  30, 2006, as there was no further uncertainty around customer acceptance.  There were no additional shipments of branded catheters to the End User subsequent to the three month period ended June 30, 2006.

Deferred revenue as of December 31, 2007 consists primarily of annual royalty and development fees received by the Company, as well as from customer deposits.  Revenue is recognized ratably over the respective contractual periods or as product is supplied.

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

As of December 31, 2007 and 2006, potentially dilutive shares of 3,595,927 and 6,430,916, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive for the nine months ended December 31, 2007 and 2006 include outstanding stock options totaling 2,715,196 and 5,550,185 shares, respectively, and outstanding warrants totaling 880,731 and 880,731 shares, respectively.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

11.	Enterprise and Related Geographic Information

The Company has managed its business on the basis of one reportable operating segment, medical device manufacturing and sales, in accordance with the qualitative and quantitative criteria established by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.”

The Company has no long-lived assets outside the United States.

Revenues for the presented periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Medical devices	$973	$880	$2,810	$2,737
Engineering services	160	162	515	476
Royalties and development fees	459	365	1,405	943
	$1,592	$1,407	$4,730	$4,156

12.	Stockholders’ Equity

The Company, originally incorporated as a Massachusetts corporation at inception, was reincorporated as a Delaware corporation, as approved by the Company’s stockholders, in October 2007.  As a result of the reincorporation, the par value of the Company’s common stock, which was previously $0.01 per share, is now $0.001 per share.  Accordingly, the stockholders’ equity section of both balance sheets presented reflects the change in par value.

During the three months ended December 31, 2007 and 2006, the Company issued 995,663 and 0 shares, respectively, of common stock as a result of the exercise of options, generating cash proceeds of approximately $916,000 and $0, respectively.  During the nine months ended December 31, 2007 and 2006, the Company issued 1,035,663 and 36,250 shares of common stock, respectively, as a result of the exercise of options, generating cash proceeds of approximately $948,000 and $61,000, respectively.

During the nine months ended December 31, 2006, the Company repurchased 600 shares of its common stock at a cost of approximately $1,000.  The Company did not repurchase any of its shares of common stock during the three months ended December 31, 2007 and 2006; and during the nine months ended December 31, 2007.

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

For the three and nine months ended December 31, 2007 and 2006, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

14.	Investment in CorNova

An Exchange and Venture Agreement (the “Agreement”) was entered into on March 5, 2004 by and among CardioTech, Implant Sciences Corporation (“Implant”), and CorNova, Inc. (“CorNova”).  CorNova is a privately-held, development stage company, incorporated as a Delaware corporation on October 12, 2003.  CorNova’s focus is the development of a next-generation drug-eluting stent.  On March 5, 2004, CardioTech issued to CorNova 12,931 shares of its common stock (the “Contributory Shares”) in exchange for 1,500,000 shares of CorNova’s common stock.  The number of Contributory Shares issued reflects the fair market value of CardioTech’s common stock as of November 18, 2003, for an aggregate value of $75,000.  This also resulted in CardioTech receiving a thirty percent (30%) ownership interest in CorNova at the time of issuance.  Pursuant to the terms of the Agreement, CardioTech issued an additional 308,642 shares of its common stock (the “Investment Shares”) upon the completion by CorNova of a $3 million financing on February 4, 2005 (the “Series A Financing”).  In addition to the issuance of its common stock at the completion of a Series A Financing, CardioTech granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2007, CardioTech has an approximate 25% ownership interest in the issued and outstanding shares of common stock of CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  Assuming the conversion to common stock of all of the shares of preferred stock of CorNova, as of December 31, 2007 the Company’s ownership interest in the equity of CorNova is approximately 15%.

During the nine months ended December 31, 2006, the Company recorded equity in the net loss of CorNova of $278,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains or losses on securities classified as available-for-sale).  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  As of  December 31, 2007, CorNova owned no shares of CardioTech.

The Series A Financing transaction resulted in the issuance by CorNova of 3,050,000 shares of preferred stock.  The preferred stock has a liquidation preference equal to $1.00 per share, the original preferred stock purchase price and the same voting rights as CorNova’s common stock.  The CorNova preferred stock can be converted on a share for share basis into CorNova common stock at the discretion of the preferred stockholders.  The preferred stock is subject to several mandatory conversion requirements based on future events and subject to redemption at a premium, which varies based on the redemption date.  CorNova currently has outstanding warrants for the purchase of 150,000 shares of its common stock at $1.00 per share, issued in conjunction with its original seed loans and warrants for the purchase 635,000 shares of its common stock at $1.10 per share, issued to an individual as a “finders” fee.  Additionally, CorNova’s shareholders have approved the 2004 Qualified Incentive Stock Option Plan (“2004 Plan”) which authorized the Board of Directors of CorNova to grant options to purchase up to 1,000,000 shares of CorNova’s common stock to employees and consultants.

15.	Discontinued Operations

On July 3, 2007, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Medos Medizintechnik AG, a German corporation (“Medos”), for the sale of all of the common stock of Gish Biomedical, Inc. (“Gish”), the Company’s then wholly-owned subsidiary engaged in the development and manufacture of single use cardiopulmonary bypass products having a disposable component.  The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, of which $1 million will remain in escrow until July 5, 2008 as a reserve for the Company’s indemnification obligations to Medos, if any.  The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.  In addition, the realization of the escrow fund is contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  Therefore, the Company has not included the $1 million of proceeds being held in escrow in the calculation on the loss of sale of Gish.  On July 6, 2007, the Company received $6.45 million in cash from Medos, which excludes $1 million that may remain in escrow until July 5, 2008. Pursuant to the terms of the Purchase Agreement, the Company owes Medos $149,000 as a result of the change in the stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This adjustment is included in the calculation of the loss on sale of Gish through December 31, 2007.  As of December 31, 2007, the Company has not paid Medos any amounts with respect to the above change in stockholder’s equity and therefore this liability is included in the December 31, 2007 balance sheet.

Medos has advised the Company that it may assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1 million escrow balance.  The Company has advised Medos that it believes any such claims, if made, would be without merit under the Purchase Agreement.  The Company has concluded that a loss resulting from these potential claims by Medos is not probable as of December 31, 2007.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

The Company has been notified by Medos as to their assertion that the Company may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date.  The Company has reviewed the assertion by Medos, and has concluded that a loss resulting from this asserted claim is not probable as of December 31, 2007.

The sale of Gish, pursuant to the Purchase Agreement, was completed on July 6, 2007.  Simultaneous with the completion of the sale of Gish, the Company and Gish entered into a non-exclusive, royalty-free license (the “License Agreement”) which provides for the Company’s use of certain patented technology of Gish in Company products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  The Company has determined the License Agreement has de minimus value, accordingly no value has been ascribed to the license.

After transaction expenses and post-closing adjustments, and assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, the Company may realize approximately $6.8 million in proceeds from the sale of Gish.  Under the terms of the Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

In accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the December 31, 2007 financial statements have been prepared and historical statements of operations have been reclassified to present the results of Gish as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Gish in June 2007.  The Company executed the Purchase Agreement on July 3, 2007 and closed on July 6, 2007.  The Company has (i) eliminated Gish’s financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.

The assets and liabilities of Gish as of March 31, 2007 are as follows:

Assets of Discontinued Operations:	(in thousands)
Current assets of discontinued operations:
Accounts receivable-trade	$2,120
Inventories	4,752
Prepaid expenses and other current assets	90
6,962
Non-current assets of discontinued operations:
Property, plant and equipment, net	840
Deposits	120
Amortizable intangibles	468
1,428
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$1,446
Accrued expenses	410
1,856
Non-current liabilities of discontinued operations:
Deferred rent	116

The current liabilities of discontinued operations as of December 31, 2007 is comprised of the amounts owed to Medos due to the change in the stockholders equity of Gish from March 31, 2007 through June 30, 2007.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

Condensed results of operations relating to Gish for the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2007	2006	2007	2006
Revenues	$-	$4,007	$3,849	$11,509
Gross margin	-	1,056	815	3,066
(Loss) income from discontinued operations	(10)	72	(319)	225
Loss on sale of Gish	-	-	(1,173)	-
Net (loss) income from discontinued operations	(10)	72	(1,492)	225

Revenues and gross margin for Gish for the nine months ended December 31, 2007, as shown in the above table, include results for the three months ended June 30, 2007, as the Company sold Gish on July 6, 2007.

16.	Authorization of Company Buy-Back of Common Stock

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock, of which 174,687 shares, in the aggregate, have been purchased through December 31, 2007.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  There were no repurchases of the Company’s common stock during the three and nine months ended December 31, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This new standard provides guidance for using fair value to measure assets and liabilities.  The FASB believes SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157.  Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

18.	Contingencies

The Company has been notified that a customer (the “Customer”), for whom the Company performs contract manufacturing services, has been named in a suit by another medical device manufacturer which alleges patent infringement by the Customer.  The Company manufactures multilumen catheter products for the Customer and is not named in the lawsuit.  Under the terms of its purchase orders with the Customer, the Company believes it is indemnified by the Customer against patent infringement lawsuits.  The lawsuit seeks unspecified damages against the Customer, including enhanced damages and attorneys fees and costs, and an injunction against certain manufacturing techniques.  The Company is currently in the process of evaluating this case, and has concluded that a loss is not probable or estimable as of December 31, 2007.

Medos has advised the Company that it may assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1 million escrow balance.  The Company has advised Medos that it believes any such claims, if made, would be without merit under the Purchase Agreement.  The Company has concluded that a loss resulting from these potential claims by Medos is not probable as of December 31, 2007.

The Company has been notified by Medos as to their assertion that the Company may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date.  The Company has reviewed the assertion by Medos, and has concluded that a loss resulting from this asserted claim is not probable as of December 31, 2007.

The Company is not a party to any other legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

19.	Subsequent Events

Stockholders’ Rights Plan

The Company’s board of directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 will receive rights to purchase shares of a new series of preferred stock (the “Rights”).  The Rights will be distributed as a dividend.  Initially, the Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the Rights Plan, the Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock.  Upon such an event and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of the Company’s common stock (or the economic equivalent thereof) having a value equal to twice the purchase price.  The Company’s board of directors may redeem the Rights prior to the time they are triggered.  In the event of an unsolicited attempt to acquire the Company, the Rights Plan is intended to facilitate the full realization of stockholder value in the Company and the fair and equal treatment of all Company stockholders.  The Rights Plan will not prevent a takeover attempt.  Rather, it is intended to guard against abusive takeover tactics and encourage anyone seeking to acquire the Company to negotiate with the board of directors.  The Company did not adopt the Rights Plan in response to any particular proposal.

Assets Held for Sale

As part of CardioTech’s ongoing repositioning of its business, the Company is focusing on building its materials science business to provide specialized polymers for medical device manufacturers.  Accordingly, the Company has decided to evaluate strategic alternatives for its Catheter and Disposables Technology, Inc. subsidiary and, in January 2008, retained an investment banker to assist with the evaluation of these alternatives, which include, but are not limited to, a sale of the business.  As CDT is a wholly-owned subsidiary of the Company, the manner of sale is expected to be a stock or asset sale.  The Company is unable to predict the timing of the sale.  However, through its investment banker, the Company is actively soliciting indications of interest.  Should the Company be unable to find a buyer for or negotiate a sale of CDT on terms acceptable to the Company, the cost to maintain CDT’s operations or to close CDT may be significant and may have an adverse affect on the Company’s operations and financial condition.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

CDT’s major classes of assets and liabilities included in the Company’s December 31, 2007 balance sheet are as follows:  (i) current assets of $1.1 million, (ii) property and equipment, net of $0.6 million, and (iii) current liabilities of $0.5 million.  These amounts exclude all intercompany balances.

For the three months ended December 31, 2007, CDT generated a net loss of approximately $0.7 million on revenues of $0.8 million.  For the nine months ended December 31, 2007, CDT generated a net loss of approximately $1.3 million on revenues of $2.5 million.

The Company has evaluated CDT for impairment pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and determined that, as of December 31, 2007, no impairment is present.  The Company's impairment analysis is based on significant assumptions, including, but not limited to, the future performance of CDT and the proceeds from the sale of CDT.  Changes to these estimates could result in impairment charges in the future.

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

Overview

History

We were incorporated in Massachusetts in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $0.01 per share, which PMI owned, to PMI stockholders of record.  Our materials science technology is principally based upon the ChronoFlex proprietary polymers which represent our core technology.

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

The Company is in the process of reviewing several strategic alternatives for its Catheter and Disposables Technology, Inc. subsidiary (“CDT”), which includes, but not limited to, a sale of the business.  The Company believes a sale of CDT will permit the redeployment of capital into the Company’s ongoing growth initiatives, however there can be no assurance that a sale will be consummated at all or on terms acceptable to us.

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”), a manufacturer of single use cardiopulmonary bypass products having a disposable component.  Gish was sold on July 6, 2007 as described in Note 15 of the accompanying condensed consolidated financial statements.

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We own common stock of CorNova, representing an approximate 15% equity interest, based on the total outstanding preferred and common stock of CorNova.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

At the Company’s 2007 Annual Meeting, the stockholders approved the reincorporation of the Company from Massachusetts to Delaware.  The Company’s Articles of Charter Surrender in Massachusetts and Certificate of Incorporation and Certificate of Conversion in Delaware were effective as of October 26, 2007.

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

Development

We have developed a synthetic coronary artery bypass graft (“SynCAB”), trademarked CardioPassTM, using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders.  We are  not applying any new resources to further develop of CardioPass and instead are applying resources to the clinical trial.  The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels.  We have developed a 4mm and 5mm SynCAB graft.  We believe the SynCAB graft may be used initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors.  We believe, however, that the SynCAB graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

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

Manufacturing Operations

We generated approximately 61% and 59% of our revenues from manufacturing operations during the three and nine months ended December 31, 2007, respectively, as compared to approximately 63% and 66% of our revenues during the three and nine months ended December 31, 2006, respectively.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended December 31, 2007.  Our critical accounting policies are as follows:

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

•
Intangibles.  Our long-lived assets include goodwill.  In assessing the recoverability of our goodwill, we must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including our significant changes in the manner or use of the assets, or negative industry reports or economic conditions.  If those estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets.  Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our intangible assets for impairment on a periodic basis thereafter.  The Company will be required to continue to perform a goodwill impairment test on an annual basis, or more frequently if indicators of impairment exist.  The next test is scheduled during the quarter ending March 31, 2008.

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

Expected Term.  For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “ Share-Based Payment. ” Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective.  The majority of the stock option expense recorded in the three months ended December 31, 2007 relates to the vesting of stock options granted subsequent to April 1, 2006, as the majority of our outstanding options were fully vested due to the acceleration of vesting of certain stock option effective July 8, 2004.

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

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our stock-based compensation.  We anticipate the amount of stock-based compensation to increase in the future as additional options are granted.  As of December 31, 2007, there was approximately $521,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.80 years.

Results of Operations

Three Months Ended December 31, 2007 vs. December 31, 2006

Revenues

The following table presents revenue components and the percent of total revenues for the three months ended December 31,

	2007		2006
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$1,133	71.2%	$1,042	74.1%
Royalties and development fees	459	28.8%	365	25.9%
Revenues	$1,592	100.0%	$1,407	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the three months ended December 31,

	2007		2006
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$973	85.9%	$880	84.5%
Engineering services	160	14.1%	162	15.5%
Product sales	$1,133	100.0%	$1,042	100.0%

Medical device revenues for the three months ended December 31, 2007 were $973,000 as compared to $880,000 for the comparable prior year period, an increase of $93,000, or 10.6%.  Medical devices are primarily composed of private-label products and advanced polymers developed by our materials science technology.   Medical device revenues for the three months ended December 31, 2007 from the sale of private-label products were unchanged and the sale of advanced polymers increased by $126,000 compared to the year-earlier period.

During the three months ended December 31, 2007, we improved processes and procedures to meet internal specifications and restarted production of our polymers.  As previously reported, during the three months ended September 30, 2007, shipments of advanced polymers were lower than the comparable prior year period due to our inability to produce certain polymers that consistently met certain internal specifications.  The increase in revenues from advanced polymers during the three months ended December 31, 2007, as compared to the comparable prior year period, reflects the recommencement of production and reduction of backlog from our fiscal 2008 second quarter production shortfalls.  We continue to see a growth in the number of inquiries for our advanced polymers by large and small companies that span a broad range of medical device sectors.

In January 2008, we hired a Global Sales Director – Materials Science, a first time position in the Company, to launch a new sales campaign to introduce our material science technology to medical device companies.

Engineering services revenues for the three months ended December 31, 2007 were $160,000 as compared to $162,000 for the comparable prior year period, a decrease of $2,000 or 1.2%.  Engineering services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.

Royalties and development fees for the three months ended December 31, 2007 were $459,000 as compared to $365,000 for the comparable prior year period, an increase of $94,000 or 25.8%.  We have agreements to license our proprietary advanced polymer technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our materials science technology; accordingly, the increase in royalties during the three months ended December 31, 2007 is a result of increased shipments of existing and new products by these manufacturers.  Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices, from a leading developer and manufacturer of orthopedic devices.

Deferred revenue as of December 31, 2007 consists primarily of annual royalty and development fees we receive, as well as from customer deposits.  Revenue is recognized ratably over the respective contractual periods or as product is supplied.

Gross Margin

The following table presents product sales gross margin and gross margin percentages as a percent of the respective product sales for the three months ended December 31,

(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Gross margin	$(273)	-24.1%	$(55)	-5.3%

Gross margin on product sales (excluding royalties and development fees) was ($273,000), or (24.1%) as a percentage of product sales for the three months ended December 31, 2007, as compared to ($55,000), or (5.3%) for the comparable prior year period.

The decrease in gross margin as a percentage of product sales for the three months ended December 31, 2007, as compared to the comparable prior year period, is primarily due to competitive pressures when determining selling prices, product startup expenses, underutilization of plant capacity and additional labor costs.

Research, Development and Regulatory Expenses

The following table presents research and development expenses as a percentage of revenues for the three months ended December 31,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Research, development and regulatory expenses	$235	14.8%	$207	14.7%

Research development and regulatory expenses for the three months ended December 31, 2007 were $235,000 as compared to $207,000 for the comparable prior year period, an increase of $28,000 or 13.5%.  Our research and development efforts are focused on developing new formulations of  our advanced proprietary polymers.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We had additional staff for research and development in the three months ended December 31, 2007.  These individuals work on a variety of projects, and we believe we are operating at the minimum staffing level to support our operating needs.  In addition, we incurred costs of approximately $30,000 and $32,000 during the three months ended December 31, 2007 and 2006 for conducting clinical trials in Europe for CardioPass.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the three months ended December 31,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Selling, general and administrative expenses	$1,351	84.9%	$1,149	81.7%

Selling, general and administrative expenses for the three months ended December 31, 2007 were $1,351,000 as compared to $1,149,000 for the comparable prior year period, an increase of $202,000 or 17.6%.  This increase is primarily attributable to additions in sales and administrative personnel, increases in managerial salaries, increases in non-cash, stock-based compensation, and other professional fees during the three months ended December 31, 2007, as compared to the comparable prior year period

Interest and Other Income and Expense

Interest and other income and expense, net for the three months ended December 31, 2007 was $80,000, as compared to $148,000 for the comparable prior year period, a decrease of $68,000 or 46.0%.  Interest income increased to $70,000 during the three months ended December 31, 2007 from $24,000 in the comparable prior year period, primarily due to earnings on cash proceeds from the sale of Gish in July 2007.  For the three months ended December 31, 2006, we recovered approximately $124,000 from one customer’s previously written-off accounts receivable in fiscal 2006.

Equity in Net Loss of CorNova, Inc.

During the three months ended December 31, 2007 and 2006, we recorded equity in the net loss of CorNova of $0, and equity in comprehensive income of CorNova of $0 (related to unrealized holding gains on securities classified as available-for-sale).  We have invested $825,000 in CorNova and have recorded cumulative net losses through September 30, 2006 of $825,000 from CorNova.  Therefore, the maximum portion of CorNova’s future losses allocable to us were met.  Accordingly, we recorded no equity in the net loss of CorNova during the three month period ended December 31, 2007.  We have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  As of December 31, 2007, CorNova owned no shares of our common stock.

Nine Months Ended December 31, 2007 vs. December 31, 2006

Revenues

The following table presents revenue components and the percent of total revenues for the nine months ended December 31,

	2007		2006
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$3,325	70.3%	$3,213	77.3%
Royalties and development fees	1,405	29.7%	943	22.7%
Revenues	$4,730	100.0%	$4,156	100.0%

The following table presents product sales by group expressed as a percentage of total product sales for the nine months ended December 31,

	2007		2006
(in thousands)	Product sales	% of Product sales	Product sales	% of Product sales
Medical devices	$2,810	84.5%	$2,737	85.2%
Engineering services	515	15.5%	476	14.8%
Product sales	$3,325	100.0%	$3,213	100.0%

Medical device revenues for the nine months ended December 31, 2007 were $2,810,000 as compared to $2,737,000 for the comparable prior year period, an increase of $73,000, or 2.7%.  Medical devices are primarily composed of private-label products and advanced polymers developed by our materials science technology.  The increase in medical device revenues for the nine months ended December 31, 2007 was primarily a result of a $187,000 decrease from the sale of private-label products offset by a $290,000 increase from the sale of advanced polymers.   During the three months ended June 30, 2006, we deferred approximately $397,000 in private-label shipments to a major customer.  The revenue associated with this deferral was recognized during the quarter ended September 30, 2006.  Without the effect of the above $397,000 of revenue recognized in the nine months ended September 30, 2006, shipments of private-label products increased by $107,000 during the nine months ended September 30, 2007 when compared to the comparable prior year period.

The decrease in private-label product shipments during the nine months ended December 31, 2007 reflects the loss of the recurring revenues from the major customer described above when compared to comparable prior year period.  The costs associated with the deferred revenue of $397,000 were expensed during the quarters ended March 31, 2006 and June 30, 2006 because the net realizable value of the inventory was uncertain due to the likely return and rework of the product.

The increase in advanced polymer sales for the nine months ended December 31, 2007 is primarily a result of increased shipments of advanced polymers to a broader base of customers for their end-user medical device products as compared to the comparable prior year period.

Engineering services revenues for the nine months ended December 31, 2007 were $515,000 as compared to $476,000 for the comparable prior year period, an increase of $39,000 or 8.2%.  Engineering services are provided primarily to OEM suppliers and development companies with the expectation of manufacturing private-label medical devices following the completion of these services.  The increase in engineering services revenues is a result of our renewed efforts to allocate resources to the growth of engineering services.

Royalties and development fees for the nine months ended December 31, 2007 were $1,405,000 as compared to $943,000 for the comparable prior year period, an increase of $462,000 or 49.0%.  We have agreements to license our proprietary advanced polymer technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our materials science technology.  Accordingly, the increase in royalties during the nine months ended December 31, 2007 is a result of increased shipments of existing and new products by these manufacturers.  Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices from a leading developer and manufacturer of orthopedic devices.

Deferred revenue as of December 31, 2007 consists primarily of annual royalty and development fees received by us, as well as from customer deposits.  Revenue is recognized ratably over the respective contractual periods or as product is supplied.

Gross Margin

The following table presents product sales gross margins and gross margin percentages as a percent of the respective product sales for the nine months ended December 31,

	2007		2006
(in thousands)	Gross Margin	% Gross Margin	Gross Margin	% Gross Margin
Gross margin	$(479)	-14.4%	$(213)	-6.6%

Gross margin on product sales (excluding royalties and development fees) was ($479,000), or (14.4%) as a percentage of product revenue for the nine months ended December 31, 2007, as compared to ($213,000), or (6.6%) for the comparable prior year period.

The decrease in gross margin as a percentage of product sales for the nine months ended December 31, 2007, as compared to the comparable prior year period, is due to several factors.  For the nine months ended December 31, 2007, gross margin decreased primarily due to competitive pressures when determining selling prices, production startup expenses, underutilization of plant capacity, material scrap costs and additional labor costs.  Gross margin from our private label business benefited during the nine months ended December 31, 2006 from the effect of realizing deferred revenues of $397,000.

Research, Development and Regulatory Expenses

The following table presents research and development expenses as a percentage of revenues for the nine months ended December 31,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Research, development and regulatory expenses	$777	16.4%	$501	12.1%

Research, development and regulatory expenses for the nine months ended December 31, 2007 were $777,000 as compared to $501,000 for the comparable prior year period, an increase of $276,000 or 55.1%.  Our research and development efforts are focused on developing new applications of ChronoFlex, synthetic vascular graft technologies, including the CardioPass graft.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We had additional staff for research and development in the nine months ended December 31, 2007.  These individuals work on a variety of projects , and we believe we are operating at the minimum staffing level to support our operating needs.  In addition, we incurred costs of approximately $118,000 and $118,000 during the nine months ended December 31, 2007 and 2006, respectively, for conducting clinical trials in Europe for CardioPass.  As contacts with potential customers grow for advanced polymers and our materials science technology, we expect to add to our scientific and technical staff during fiscal year 2008.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the nine months ended December 31,

(in thousands)	2007	% of Revenues	2006	% of Revenues
Selling, general and administrative expenes	$3,244	68.6%	$2,840	68.3%

Selling, general and administrative expenses for the nine months ended December 31, 2007 were $3,244,000 as compared to $2,840,000 for the comparable prior year period, an increase of $404,000 or 14.2%.  This increase is primarily attributable to additions in sales and administrative personnel, increases in managerial salaries, and an increase in non-cash stock-based compensation expense during the nine months ended December 31, 2007, when compared to the year-earlier period.

Interest and Other Income and Expense

Interest and other income and expense, net for the nine months ended December 31, 2007 was $192,000, as compared to $282,000 for the comparable prior year period, an decrease of $90,000 or 31.9%.  Interest income increased to $175,000 during the nine months ended December 31, 2007 from $57,000 in the comparable prior year period, primarily due to earnings from cash proceeds from the sale of Gish in July 2007.  For the nine months ended December 31, 2006, we recovered approximately $200,000 from one customer’s previously written-off accounts receivable in fiscal 2006.

Equity in Net Loss of CorNova, Inc.

During the nine months ended December 31, 2006, we recorded equity in the net loss of CorNova of $278,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains or losses on securities classified as available-for-sale).  We have invested $825,000 in CorNova and have recorded cumulative net losses through December 31, 2006 of $825,000 from CorNova.  Therefore, the maximum portion of CorNova’s future losses allocable to us were met.  Accordingly, we recorded no equity in the net loss of CorNova during the nine month period ended December 31, 2007.  We have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  As of December 31, 2007, CorNova owned no shares of our common stock.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the nine months ended December 31, 2007 was $319,000, which included $1,173,000 of loss on sale of Gish.  The loss on sale of Gish includes transaction costs of approximately $408,000.  The loss from discontinued operations was $319,000 for the nine months ended December 31, 2007 as compared to income from discontinued operations of $225,000 for the comparable prior year period.  At July 6, 2007, the closing date of the sale of Gish, we determined that the proceeds from the sale of Gish, less the related transaction costs, were less than the book value of the net assets sold and therefore gave rise to the loss on the sale of $1,173,000 that was recorded in the nine months ended December 31, 2007

Liquidity and Capital Resources

On July 6, 2007, we completed the sale of Gish, our former developer and manufacturer of single use cardiopulmonary bypass products, pursuant to a Purchase Agreement entered into with Medos, on July 3, 2007.  The Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

Pursuant to the terms of the Purchase Agreement, we placed $1 million in escrow as a reserve for our indemnification obligations to Medos, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to us on July 5, 2008.  The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish.

Medos has advised the Company that it may assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1 million escrow balance.  The Company has advised Medos that it believes any such claims, if made, would be without merit under the Purchase Agreement.  The Company has concluded that a loss resulting from these potential claims by Medos is not probable as of December 31, 2007.

The Company has been notified by Medos as to their assertion that the Company may be liable for up to one year of severance costs related to the termination of a key Gish employee by Medos whose termination was effected by Medos subsequent to the acquisition date.  The Company has reviewed the assertion by Medos, and has concluded that a loss resulting from this asserted claim is not probable as of December 31, 2007.

In connection with the sale of Gish, we entered into a non-exclusive, royalty-free license (the “License Agreement”) with Gish which provides for our use of certain patented technology of Gish in our products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  We have determined the License Agreement has de minimus value, accordingly no value has been ascribed to the license.

After transaction expenses and certain post-closing adjustments, the Company realized approximately $5.8 million in proceeds from the sale of Gish.  Assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, up to an additional $1 million may be realized.  Under the terms of the Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability as of December 31, 2007.  This adjustment is included in the calculation of the loss on sale of Gish through December 31, 2007.  Under the terms of the Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

As of December 31, 2007, we had cash and cash equivalents of approximately $6.7 million, an increase of approximately $2.6 million when compared with a balance of approximately $4.1 million as of March 31, 2007.

During the nine months ended December 31, 2007, we had net cash outflows of approximately $2.4 million from operating activities of continuing operations as compared to net cash outflows of continuing operations of approximately $2.1 million for the comparable prior year period.  The approximate $0.3 million increase in net cash outflows used in operating activities of continuing operations during the nine months ended December 31, 2007, as compared to the comparable prior year period was primarily a result of the approximate $0.3 million increase in net loss from continuing operations.

During the nine months ended December 31, 2007, the Company had net cash inflows of approximately $5.0 million from investing activities as compared to net cash outflows of approximately $0.6 million for the comparable prior year period.  Net cash inflows results from proceeds of approximately $6.1 million from the sale of Gish offset by approximately $1.0 million in purchases of property, plant and equipment during the nine months ended December 31, 2007.

During the nine months ended December 31, 2007, there were 1,035,663 options exercised for cash proceeds of approximately $0.9 million pursuant to the 1996 Plan and the 2003 Plan.

At December 31, 2007, we had no debt.  We believe our December 31, 2007 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

As part of our ongoing repositioning of our business, we are focusing on building our materials science business to provide specialized polymers for medical device manufacturers.  Accordingly, we have decided to evaluate strategic alternatives for our Catheter and Disposables Technology, Inc. subsidiary and, in January 2008, retained an investment banker to assist with the evaluation of these alternatives, which include, but are not limited to, a sale of the business.  As CDT is our wholly-owned subsidiary, the manner of sale is expected to be a stock or asset sale.  We are unable to predict the timing of the sale.  However, through our investment banker, we are actively soliciting indications of interest.  Should we be unable to find a buyer for or negotiate a sale of CDT on terms acceptable to us, the cost to maintain CDT’s operations or to close CDT may be significant and may have an adverse affect on our operations and financial condition.

CDT’s major classes of assets and liabilities included in our December 31, 2007 balance sheet are as follows:  (i) current assets of $1.1 million, (ii) property and equipment, net of $0.6 million, and (iii) current liabilities of $0.5 million.  These amounts exclude all intercompany balances.

For the three months ended December 31, 2007, CDT generated a net loss of approximately $0.7 million on revenues of $0.8 million.  For the nine months ended December 31, 2007, CDT generated a net loss of approximately $1.3 million on revenues of $2.5 million.

We have evaluated CDT for impairment pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and determined that, as of December 31, 2007, no impairment is present.  Our impairment analysis is based on significant assumptions, including, but not limited to, the future performance of CDT and the proceeds from the sale of CDT.  Changes to these estimates could result in impairment charges in the future.

Our future growth may depend upon our ability to raise capital to support research and development activities and to market and sell its vascular graft technology, specifically the coronary artery bypass graft.  We may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products.  Our capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; the time and costs associated with the disposition of CDT through sale or other strategic alternative; and the purchase of additional facilities and capital equipment.  Should the Company be unable to find a buyer for or negotiate a sale of CDT on terms acceptable to the Company, the cost to maintain CDT’s operations or to close CDT may be significant and may have an adverse affect on the Company’s operations and financial condition over the next one to two years.

As of December 31, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations consist of the following as of December 31, 2007:

	Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$175	$131	$44	$-	$-
Purchase obligations	167	167	-	-	-
	$342	$298	$44	$-	$-

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

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to us, including our consolidated subsidiaries, required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our management concluded that there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

We have been notified that a customer (the “Customer”), with whom we perform contract manufacturing services, has been named in a suit by another medical device manufacturer which alleges patent infringement by the Customer.  We manufacture multilumen catheter products for the Customer and are not named in the lawsuit.  Under the terms of our purchase orders with the Customer, we believe we are indemnified by the Customer against patent infringement lawsuits.  The lawsuit seeks unspecified damages against the Customer, including enhanced damages and attorneys fees and costs, and an injunction against certain manufacturing techniques. We are currently in the process of evaluating this case, and have concluded that a loss is not probable or estimable as of December 31, 2007.

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K/A for the year ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 16, 2007, we held the 2007 Annual Meeting of Stockholders at which stockholders of record as of August 16, 2007 were entitled to vote on the following matters:

(1)	To elect two (2) Class I directors to hold office until their successors shall be elected and shall have qualified;

(2)	To approve the CardioTech International, Inc. Employee Stock Purchase Plan;

(3)	To approve the Company’s reincorporation from Massachusetts to Delaware; and

(4)	To ratify the selection of Ernst & Young LLP as CardioTech’s independent accountants for the fiscal year ending March 31, 2008.

The results of the votes are as follows:

Proposal No. 1 – Election of Directors	For	Withheld
William J. O’Neill, Jr. to serve as Class I Director	17,515,539	252,578
Michael L. Barretti to serve as Class I director	16,843,557	925,407

	For	Withheld	Abstain
Proposal No. 2 – Approval of CardioTech International, Inc. Employee Stock Purchase Plan	7,583,410	494,824	38,704

Proposal No. 3 – Approval of Reincorporation from Massachusetts to Delaware	17,445,492	262,221	60,304

Proposal No. 4 – Ratification of Ernst & Young LLP to Serve as Independent Accountants for the Fiscal Year Ending March 31, 2008	17,608,221	115,587	44,308

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CardioTech International, Inc.

By:  /s/ Michael F. Adams
Michael F. Adams
President & Chief Executive Officer

By:  /s/ Eric G. Walters
Eric G. Walters
Vice President & Chief Financial Officer

Dated:  February 14, 2008