Form 10-K
period 2008-03-31
CARDIOTECH INTERNATIONAL INC
filed 2008-06-27
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

CardioTech International, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $.001 par value per share	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ❑  No ☒

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

        ❑  Large Accelerated Filer                                                                                                                                                  ❑  Accelerated Filer

        ❑  Non-accelerated Filer                                                                                                                                                     ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of June 16, 2008, 21,067,313 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $28,173,000 based on the last sale price as reported by the American Stock Exchange on such date.

CARDIOTECH INTERNATIONAL, INC.
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept our existing and future products; we may not be able to retain its customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

General

Overview

We develop advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  Our business model leverages our proprietary materials science technology and manufacturing expertise in order to expand our product sales and royalty and license fee income.

Our leading edge technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, has been developed to overcome a wide range of design and functional challenges, from the need for dimensional stability, ease of manufacturability and demanding physical properties to overcoming environmental stress cracking (ESC) and providing heightened lubricity for ease of insertion.  Our new product extensions allow us to customize our proprietary polymers for specific customer applications in a wide range of device categories.
We also have an antimicrobial extension line that complements the ChronoFlex® and HydroMed™ product families.  Through proprietary manufacturing techniques, we have produced materials which allow for full homogenous dispersion throughout the polymer, thus resulting in long lasting and consistent activity and the prevention of leaching.  The end result is a technologically advanced antimicrobial material which reduces the potential for foreign body patient infections is less susceptible to bacterial growth and bio-film formations.

We are currently conducting a clinical trial in Europe for CardioPass™, our synthetic coronary artery bypass graft. We have developed our 4 mm and 5 mm SynCAB grafts using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders.  The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels.

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

In June 2008, in connection with our re-branding launch, we formed AdvanSource Biomaterials Corporation, a wholly-owned subsidiary, as an initial step in our ongoing efforts to better reflect our strategic plan.   As part of this re-branding effort, we are reorganizing our product line.  At the same time, we launched a new website at www.AdvBiomaterials.com.  The information available on or through our website is not a part of this report on Form 10-K.

History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech’s common stock, par value $0.01 per share, which PMI owned, to PMI stockholders of record.  Our materials science technology is principally based upon the ChronoFlexTM proprietary polymers which represent our core technology.

In July 1999, we acquired the assets of Tyndale-Plains-Hunter (“TPH”), a manufacturer of specialty hydrophilic polyurethanes.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”) was formed by certain of our affiliates to develop advanced wound healing products.  Dermaphylyx was merged with and into the Company effective March 2004 as a wholly-owned subsidiary.  In June 2006, our Board of Directors decided to cease the operations of Dermaphylyx.  We considered the net assets of Dermaphylyx to be immaterial.

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, located in Minnesota, is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Note I to Financial Statements).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Note I to Notes to Financial Statements).

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 15% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

At our 2007 Annual Meeting, our stockholders approved our reincorporation from Massachusetts to Delaware.  Our Articles of Charter Surrender in Massachusetts and Certificate of Incorporation and Certificate of Conversion in Delaware were effective as of October 26, 2007.

In June 2008, we announced the formation of AdvanSource, a wholly-owned subsidiary, to re-brand our business and align our name with our strategic focus.

Sale of Gish and CDT

On July 6, 2007, we completed the sale of Gish Biomedical, Inc.(“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

Pursuant to the terms of the Gish Purchase Agreement, we placed $1.0 million in escrow as a reserve for certain indemnification obligations to Medos, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to us on July 5, 2008.  The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish of $1,173,000.

Medos has advised us that it may assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance.  We have advised Medos that we believe any such claims, if made, would be without merit under the Gish Purchase Agreement.  We have concluded that a loss resulting from these potential claims by Medos in excess of the escrow balance is not probable as of March 31, 2008.

We have been notified by Medos as to their assertions that we may be liable for up to one year of severance costs related to each of the terminations of two key Gish employees by Medos, whose terminations were effected by Medos subsequent to the acquisition date.  We have reviewed the assertions by Medos, and have concluded that a loss resulting from these asserted claims is not probable as of March 31, 2008.

In connection with the sale of Gish, we entered into a non-exclusive, royalty-free license (the “License Agreement”) with Gish which provides for our use of certain patented technology of Gish in our products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  We have determined the License Agreement has de minimus value and, accordingly, no value has been ascribed to the license.

After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to us of all funds held in escrow after July 5, 2008, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through March 31, 2008.  Under the terms of the Gish Purchase Agreement, we retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT“) our former wholly-owned subsidiary, that is a contract manufacturer and provider of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits. Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to us on March 28, 2009.  The $240,000 of proceeds being held in escrow is not included in the calculation of the loss on sale of CDT of $690,000.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us, and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.  Assuming the disbursement to us of all funds held in escrow after March 28, 2009, up to an additional $240,000 may be realized.

Business Strategy

Our vision is to be a world-class, technology company focused on customer-driven solutions in the medical device industry.  As a result of an in-depth study of our strengths and weaknesses and the opportunities in the medical device marketplace, we believe our unique materials science strengths have the potential to be marketed to our existing customer base and to a broader range of medical device developers.  We also believe there exists a major void in the marketplace that could be filled with our strong materials science capabilities to maximize the early development phase of devices that utilize polymers.

In fiscal 2008, we sold both Gish and CDT in order to focus on our strategic plan for materials science.

We have expanded our development laboratory at our Massachusetts facility and recently launched a new concept center.  The expansion of our development laboratory is a key element of our plan to better combine our core polymer technology with new product applications and expand customer access to our capabilities.

We are conducting ongoing reviews of intellectual property held by other companies in which our proprietary polymers are cited.  The results of these reviews may lead to additional opportunities to exercise our strategy of seeking license and royalty arrangements for the exclusive use of our polymers, however, there can be no assurances that any new license and royalty arrangements will be established as a result of these efforts.

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

Key characteristics of our polymers are i) optional use as lubricious coatings for smooth insertion of a device into the body, ii) antimicrobial properties that are part of the polymer itself, and iii) mechanical properties, such as hardness and elasticity sufficient to meet engineering requirements.  We believe our technology has wide application in increasing biocompatibility, drug delivery, infection control and expanding the utility of complex devices in the hospital and clinical environment.

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

We also manufacture specialty hydrophilic polyurethanes that are primarily sold to customers as part of exclusive arrangements.  Specifically, one customer is supplied tailored, patented hydrophilic polyurethanes in exchange for a multi-year, royalty-bearing exclusive supply contract which generates royalty income for the Company.

ChronoFilm is a registered trademark of PMI.  ChronoFlex is our registered trademark.  ChronoThane, ChronoPrene, HydroThane, and PolyBlend are our tradenames.  CardioPass is our trademark.

Intellectual Property

We own or license 4 patents relating to our vascular graft manufacturing and polymer technology and products.  While we believe our patents secure our exclusivity with respect to certain of our technologies, there can be no assurance that any patents issued would not afford us adequate protection against competitors which sell similar inventions or devices, nor can there be any assurance that our patents will not be infringed upon or designed around by others.  However, we intend to vigorously enforce all patents issued to us.

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

Product and Services

Materials Science Technology

We manufacture polymeric materials with a wide-range of physical and biological properties.  Our polymers are available with a variety of hardness and mechanical strengths and possess unique characteristics such as biodurability, biocompatibility, lubricity and antimicrobial properties.  These polymeric materials may be used as structural engineering polymers or as coatings for metallic and polymeric surfaces and have a history of use in both short and long-term implant applications.

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2008 and 2007, we generated revenues from royalties of $1,924,000 and $1,558,000, respectively.

We have established a concept center in our Massachusetts facility which enables customers to access technical experts in advanced biomaterials development and processing to help develop product ideas, refine concepts and/or solve the technical problems to enable the customer to bring their product to market.  The center is focused on better combining core polymer technology with new product applications to expand customer access to our materials sciences and product development expertise, to establish new customer relationships and to deepen those with existing customers.

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

We have developed our 4 mm and 5 mm SynCAB grafts using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders.  The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels.

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

We have hired a European-based contract research organization (“CRO”) to assist in management of the entire clinical process.  The CRO helped us review possible sites in the European Union for the selection of investigators to follow the approved protocols.  Our first site was selected and a Principal Investigator was engaged to conduct the trial and provide the necessary data for the clinical research report.  All necessary approvals from the Ethics Committee were also received.  Our Principal Investigator has participated in a wide range of cardiovascular clinical trials.  Achievement of this important milestone fits within our planned timeline and is an important benchmark in the commencement and completion of the clinical trial.  We have undergone a rigorous review by the Ministry of Health and completed paperwork for an import license, and prepared for patient selection.  In January 2007, we announced the initiation of these clinical trials with the first patient surgically implanted in March 2007.

In April 2008, we announced a second site for the CardioPass trial.  A second site for the 10-patient clinical trial offers a larger potential pool of patients to be reviewed for graft implant eligibility for the trial.

In May 2008, we announced that a second 4 mm graft size was being made available for the trial.  Adding a second graft size for the 10-patient clinical trial offers the surgeons an important new option and a larger potential pool of patients to be reviewed for graft implant eligibility for the trial.  Our two sites will have available both CardioPassTM sizes for use in the trial.

The objective of the trial is to work towards obtaining European CE Marking for the CardioPassTM.  Approval by the Notified Body and obtaining CE Marking would allow CardioPassTM to be marketed and sold in all European Union countries as well as other countries worldwide that accept this approval for registration within those countries.

We have applied for and are awaiting for a Certificate of Product Export from the U.S. Food and Drug Administration that will allow us to send 4 mm grafts to the site.

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility. In January 2008, we hired a Global Sales Director for materials science.  In June 2008, we announced that we had formed AdvanSource Biomaterials Corporation, a wholly-owned subsidiary, to conduct our business and align our name with our strategic focus.  As part of this re-branding effort, we are reorganizing our product line.  At the same time, we launched a new website at www.AdvBiomaterials.com.  The information available on or through our website is not a part of this report on Form 10-K.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2008, we believe no significant concentrations of credit risk exist.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

LeMaitre Vascular Products, Inc. (“LeMaitre”), a third party contractor, has manufactured ChrononFlex-based coronary grafts for our limited use.  In October 2006, we paid LeMaitre $350,000 in cash to purchase proprietary equipment designed for the future manufacture of our CardioPass grafts and development of additional medical devices.  The production of our grafts depends on the results of the ongoing SynCAB clinical trial and required equipment validation.  The inability to successfully complete the SynCAB clinical trial, including obtaining CE Marking, or validate the equipment could have a material adverse affect on our business.

We own common stock, representing a 15% equity interest, based on outstanding preferred and common stock ownership, in CorNova, Inc., a privately-held developer of advanced endovascular devices and catheters.  In December 2006, CorNova GmbH, a wholly-owned German subsidiary, received CE Marking for its bare metal ValecorTM Coronary Stent System, CorNova’s first approved product, allowing CorNova to market and sell this product.  We granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.  We have jointly developed coatings with CorNova that utilize ChronoFlex’s excellent characteristics for stents to enhance long-term drug eluting stent performance.

Revenues

Our revenues were $3,207,000 and $2,275,000 for the years ended March 31, 2008 and 2007, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest and funding availability, and (iv) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2008 and 2007 were $999,000 and $769,000, respectively, and consisted primarily of salaries and related costs (58% and 65% in fiscal 2008 and 2007, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $117,000 at March 31, 2008.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2008, we had 22 full-time employees at our facility in Massachusetts of whom 4 were in production and the remaining in management, administrative, development, marketing and sales positions.

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

Risks Related to Liquidity

We have reported net losses in the last seven fiscal years and may continue to report net losses in the future.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

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

Our revenues were $3,207,000 and $2,275,000 for the years ended March 31, 2008 and 2007, respectively.  We had net losses of $6,090,000 and $2,962,000 for the years ended March 31, 2008 and 2007, respectively.  There is a risk that we will never be profitable.  None of our coronary artery graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•	size of market;

•	competition and other solutions;

•	extent of patent and intellectual property protection afforded to our products;

•	cost and availability of raw material and intermediate component supplies;

•	changes in governmental (including foreign governmental) initiatives and requirements;

•	changes in domestic and foreign regulatory requirements;

•	costs associated with equipment development, repair and maintenance; and

•	our ability to manufacture and deliver products at prices that exceed our costs.

A substantial amount of our assets comprise goodwill and other intangibles, and our net loss will increase if our goodwill becomes impaired.

As of March 31, 2008 and 2007, goodwill represented approximately $487,000, or 4.2%, and $487,000, or 2.7%, respectively, of our total assets.

Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire.  Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142.  Instead, goodwill is subject to an impairment analysis, performed at least annually, based on the fair value of the reporting unit We could be required to recognize future reductions in our net income caused by the write-down of goodwill, if impaired, that, if significant, could materially and adversely affect our results of operations.

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

Before receiving FDA approval to market our proposed graft, we will have to demonstrate that our grafts are safe and effective on the patient population.  While we have done some preliminary animal trials and have seen acceptable results, there can be no assurance that acceptable results will be obtained in human trials.  Clinical trials, manufacturing and marketing of medical devices are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.  The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices.  As a result, clinical trials and regulatory approval of the coronary artery bypass graft can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

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

Over the past several years, the total number of patients undergoing bypass surgery has decreased as a result of new, less invasive therapies such as pharmacotherapy, angioplasty and stenting.  There can be no assurances that that the number of patients will not continue to decline as further medical advances are introduced.  Any future decline in the total number of patients undergoing bypass surgery could result in lost revenue and therefore could have a material adverse effect on our business, financial condition and results of operations.

We have limited manufacturing experience and if our coronary bypass graft is approved, we may not be able to manufacture sufficient quantities at an acceptable cost.

We remain in the research and development phase of our coronary bypass graft.  Accordingly, if our product is approved for commercial sale, we will need to establish the capability to commercially manufacture our product in accordance with FDA and other regulatory requirements.  We have limited experience in establishing, supervising and conducting commercial manufacturing.  If we fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.  We do not presently own manufacturing facilities necessary to provide clinical or commercial quantities of our intended graft.  We may not be able to obtain such facilities at an economically feasible cost, or at all.

LeMaitre, a third party contractor, has manufactured coronary grafts for our limited use.  In October 2006, we paid LeMaitre $350,000 in cash to purchase proprietary equipment which is designed for the future manufacture of our CardioPass grafts and development of additional medical devices.  The production of our grafts depends on the results of the ongoing SynCAB clinical trial and required equipment validation.  The inability to successfully complete the SynCAB clinical trial, including obtaining CE Marking, or validate the equipment could have a material adverse affect on our business.

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

A significant portion of our royalty and development fee sales comes from one large customer, and any decrease in sales to this customer could harm our operating results.

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

Additionally, we currently assist in the development of certain medical products and prototypes for third parties, including components in other products.  Our contract manufacturing operation produces components for medical manufacturers used in products such as catheters and disposable devices.  Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale or even for products undergoing regulatory review.  We currently carry $5 million in product liability insurance.  Any defects in our materials used in these devices could result in recalls and/or significant product liability costs to us, which may exceed $5 million.  We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

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

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2008.  In the fiscal year ending March 31, 2010, our independent registered public accounting firm will be required to report on the effectiveness of our internal controls.

Risks Related to Competition

The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances.  Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry.  We expect the current high levels of competition and technological change in the medical device industry in general. Most of our competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources.  In addition, our competitors may have greater name recognition than us and frequently offer discounts as a competitive tactic.  There can be no assurance that our current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by us or that would render our technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to us.  Any of the above competitive developments could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.52 to $1.65.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2008, there were 21,067,313 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2008, we had outstanding stock options and warrants of approximately 3,736,971 shares of our common stock, the exercise price of which range between $0.50 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

As permitted by Delaware law, our Restated Articles of Organization limit the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances.  As a result of our charter provision and Massachusetts law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.  In addition, our bylaws provide that we shall indemnify our directors, officers, employees and agents if such persons acted in good faith and reasoned that their conduct was in our best interest.

The anti-takeover provisions of our Restated Articles of Organization, the Delaware corporation law and our Stockholder Rights Plan may delay, defer or prevent a change of control.

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

Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting.  These notice requirements could inhibit a takeover by delaying stockholder action.  In addition, our bylaws and Delaware law provide for staggered board members with each member elected for three years.  In addition, directors may be removed by stockholders only for cause and by a vote of 80% of the stock.

In addition, we have adopted a stockholder rights plan that may discourage any potential acquirer from acquiring more than fifteen percent (15%) of our outstanding common stock since, upon this type of acquisition without approval of our board of directors, all other common stockholders will have the right to purchase a specified amount of common stock at a substantial discount from market price.

Risk of Market Withdrawal or Product Recall

There can be no assurance that we will be able to successfully take corrective actions if required, nor can there be any assurance that any such corrective actions will not force us to incur significant costs.  In addition, there can be no assurance any future recalls will not cause us to face increasing scrutiny from its customers, which could cause us to lose market share or incur substantial costs in order to maintain existing market share.  We do not currently carry recall insurance and we may be subject to significant recall costs in the event of a recall.

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

Our corporate headquarters, polymer development and manufacturing operations, are located in an approximate 22,700 square foot building, which we own, is located at 229 Andover Street, Wilmington, MA, and was purchased for $1,750,000 in cash.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the American Stock Exchange under the symbol “CTE.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the American Stock Exchange.

	Fiscal Year 2008
	High	Low
4th Quarter	$1.10	$0.52
3rd Quarter	1.44	0.67
2nd Quarter	1.59	1.10
1st Quarter	1.65	1.21

	Fiscal Year 2007
	High	Low
4th Quarter	$2.15	$1.25
3rd Quarter	2.51	1.26
2nd Quarter	1.95	1.01
1st Quarter	2.83	1.85

As of June 25, 2008, there were approximately 383 stockholders of record.  The last sale price as reported by the American Stock Exchange on June 16, 2008, was $0.50.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  We submitted an unqualified 2007 Corporate Governance Certification to the American Stock Exchange in connection with our fiscal year 2007.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2008 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	3,376,971	(1)	$2.07	3,268,812
Equity compensation plans not approved by stockholders	360,000		2.43	-
	3,736,971			3,268,812
_______________

(1)           This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 1996 Plan and the 2003 Plan).

Recent Sales of Unregistered Securities:

During the three months ended March 31, 2008, we issued warrants to purchase 219,298 shares of our common stock at an exercise price of $0.874 per share in a private offering pursuant to Section 4 (2) of the Securities Act to Silverwood Partners as compensation for investment banking services in connection with our sale of CDT.

There were no other sales of unregistered securities during the three months ended March 31, 2008.

Stock Repurchase Plan

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of our common stock, of which 174,687 shares have been purchased as of March 31, 2007.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of our common stock.  We announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  The maximum number of shares that may be purchased under the plans as of March 31, 2007 is 575,313 shares.  There were 600 shares purchased during the fiscal year ended March 31, 2007 for aggregate consideration of approximately $1,000.  There was no activity in fiscal 2008 with respect to the stock repurchase plan.

Stockholder Rights Plan

The Company’s board of directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 will receive rights to purchase shares of a new series of preferred stock (the “Rights”).  The Rights will be distributed as a dividend.  Initially, the Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the Rights Plan, the Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock.  Upon such an event, and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of the Company’s common stock (or the economic equivalent thereof) having a value equal to twice the purchase price.  The Company’s board of directors may redeem the Rights prior to the time they are triggered.  In the event of an unsolicited attempt to acquire the Company, the Rights Plan is intended to facilitate the full realization of stockholder value in the Company and the fair and equal treatment of all Company stockholders.  The Rights Plan will not prevent a takeover attempt.  Rather, it is intended to guard against abusive takeover tactics and encourage anyone seeking to acquire the Company to negotiate with the board of directors.  The Company did not adopt the Rights Plan in response to any particular proposal.

Item 6.	Selected Consolidated Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

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

Overview

We develop advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  Our business model leverages its proprietary materials science technology and manufacturing expertise in order to expand our product sales and royalty and license fee income.

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

•
Goodwill.   At March 31, 2008, we had $487,000 of goodwill, which was attributable to the Company’s only reporting unit.  In assessing the recoverability of our goodwill, we must make assumptions in determining the fair value of the reporting unit by estimating future cash flows and considering other factors, including our stock price, other similar public companies negative industry reports and economic conditions.  If those estimates or their related assumptions change in the future, we may be required to record impairment charges.  Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our intangible assets for impairment on an annual basis.  In the fourth quarter of the fiscal year ended March 31, 2008, we completed our annual review of goodwill.  As a result of this review, we determined the fair value of the one reporting unit, for which goodwill remains, exceeded its carrying amount and, therefore, no goodwill impairment existed as of March 31, 2008.  We may be required to perform our impairment test more frequently if certain indicators are present or changes in circumstances suggest impairment may exist.

•
Stock-Based Compensation.   Effective April 1; 2006, we adopted Statement of Financial Accounting Standard No. 123R (SFAS 123R), “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees.  Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of our Common Stock.  Stock option exercise price is typically the closing market price of our common stock on the date of grant.

Expected Term.  For options granted subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “Share-Based Payment.”  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective.  The majority of the stock option expense recorded in the fiscal years ended March 31, 2008 and 2007 relates to the vesting of stock options granted subsequent to April 1, 2006, as the majority of our outstanding options were fully vested on the date of adoption.

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

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2008, there was approximately $316,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.77 years.

Results of Operations

Fiscal Year Ended March 31, 2008 vs. March 31, 2007

Revenues

The following table presents revenues for the years ended March 31,

(dollars in thousands)	2008	% of Revenues	2007	% of Revenues
Revenues:
Product sales	$1,283	40.0%	$717	31.5%
Royalties and development fees	1,924	60.0%	1,558	68.5%
	$3,207	100.0%	$2,275	100.0%

Product sales of our biomaterials for the fiscal year ended March 31, 2008 were $1,283,000 as compared with $717,000 for the comparable prior year period, an increase of $566,000, or 78.9%.  Product sales increased primarily due to more shipments of our biomaterials to two large existing customers and first-time shipments to new customers.   As part of the Company’s re-branding effort launched in June 2008, the Company will be categorizing its biomaterials into standard and customized products in order to be better able to customize the materials properties and characteristics to customers’ specifications.

Royalties and development fees for the fiscal year ended March 31, 2008 were $1,924,000 as compared with $1,558,000 for the comparable prior year period, an increase of $366,000 or 23.5%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the fiscal year ended March 31, 2008 is a result of increased shipments of existing and new products to one manufacturer.  Additionally, in October 2006, we began to generate development fees from the supply of our proprietary ChronoFlex polymer material, specifically formulated for the development of orthopedic implant devices, from a leading developer and manufacturer of orthopedic devices.

Our backlog in the ordinary course of business for biomaterial products is approximately $117,000 at March 31, 2008.

Gross Profit

The following table presents gross profit for the years ended March 31,

	2008		2007
(dollars in thousands)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross profit	$1,950	60.8%	$1,646	72.4%

Gross profit (including royalty and development fees) for the fiscal years ended March 31, 2008 and 2007, was $1,950,000 or 60.8% gross margin and $1,646,000 or 72.4% gross margin, respectively. Gross profit on product sales (excluding royalty and development fees) was $26,000, or 2.0 % as a percentage of product sales for the fiscal year ended March 31, 2008, as compared with $88,000, or 12.3% for the comparable prior year period.  The decrease in gross margin is primarily due to i) scrap incurred in the production of biomaterials, and ii) increased overhead costs resulting from staffing costs intended as an investment to improve our manufacturing processes and quality systems, in the fiscal year ended March 31, 2008.

Research, Development and Regulatory Expenses

The following table presents research and development expenses as a percentage of revenues for the fiscal years ended March 31,
(dollars in thousands)	2008	% of Revenues	2007	% of Revenues
Research, development and regulatory	$999	31.2%	$769	33.8%

Research and development expenses for the fiscal year ended March 31, 2008 were $999,000 as compared with $769,000 for the comparable prior year period, an increase of $230,000 or 29.9%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We had additional staff, primarily polymer chemists, to support development activities in the year ended March 31, 2008.  These individuals work on a variety of projects, including production support.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses as a percentage of revenues for the fiscal years ended March 31,
(dollars in thousands)	2008	% of Revenues	2007	% of Revenues
Selling, general and administrative	$3,408	106.3%	$2,598	114.2%

Selling, general and administrative expenses for the fiscal year ended March 31, 2008 were $3,408,000 as compared with $2,598,000 for the comparable prior year period, an increase of $810,000 or 31.2%.  The increase is attributable, in part, to incremental legal, professional and recruiting fees; the hire of our first-time Global Sales Director for materials science; significant expansion of marketing and branding initiatives; and fees incurred in connection with Sarbanes-Oxley compliance.

Interest and Other Income and Expense

Interest and other income and expense, net for the fiscal year ended March 31, 2008 was $215,000 as compared with $89,000 for the comparable prior year period, an increase of $126,000 or 141.6%.  The increase is primarily due to an increase in interest income for the fiscal year ended March 31, 2008 as a result of higher average cash and cash equivalent balances in fiscal 2008.

Net Loss from Discontinued Operations

Net loss from discontinued operations is comprised of two components.  Loss from discontinued operations for the fiscal year ended March 31, 2008 was $1,985,000, comprised of approximately $319,000 and $1,666,000 from Gish and CDT, respectively.  Loss on sale of Gish and CDT for the fiscal year ended March 31, 2008 was approximately $1,173,000 and $690,000, respectively.

Loss from discontinued operations for the fiscal year ended March 31, 2007 was $1,051,000, comprised of a loss of approximately $1,360,000 from CDT and income of approximately $309,000 from Gish.

Equity in Net Loss of CorNova, Inc.

During the fiscal year ended March 31, 2007, we recorded $279,000 of equity in net loss in our investment in CorNova, which resulted in our recording losses totaling our investment in CorNova, thereby reducing our investment balance to zero.  There were no net losses recorded during the fiscal year ended March 31, 2008 in connection with our investment in CorNova.  We have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Income Taxes

As of March 31, 2008, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $14,782,000, expiring between 2009 and 2028, and $10,263,000, expiring between 2009 and 2013, respectively.  As of March 31, 2008, the Company had a capital loss carry forward available to offset future taxable income of approximately $9,987,000, expiring in 2013.  As of March 31, 2008, the Company had federal and state investment and research tax credit carryforwards available to offset future taxable income of approximately $64,000, expiring between 2009 and 2028, and $151,000, expiring between 2009 and 2013, respectively,

Liquidity and Capital Resources

On July 6, 2007, we completed the sale of Gish, our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

Pursuant to the terms of the Gish Purchase Agreement, we placed $1.0 million in escrow as a reserve for certain indemnification obligations to Medos, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to us on July 5, 2008.  The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish of $1,173,000.

Medos has advised us that it may assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance.  We have advised Medos that we believe any such claims, if made, would be without merit under the Gish Purchase Agreement.  We have concluded that a loss resulting from these potential claims by Medos in excess of the escrow balance is not probable as of March 31, 2008.

We have been notified by Medos as to their assertions that we may be liable for up to one year of severance costs related to each of the terminations of two key Gish employees by Medos, whose terminations were effected by Medos subsequent to the acquisition date.  We have reviewed the assertions by Medos, and have concluded that a loss resulting from these asserted claims is not probable as of March 31, 2008.

In connection with the sale of Gish, we entered into a non-exclusive, royalty-free license (the “License Agreement”) with Gish which provides for our use of certain patented technology of Gish in our products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  We have determined the License Agreement has de minimus value and, accordingly, no value has been ascribed to the license.

After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to us of all funds held in escrow after July 5, 2008, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through March 31, 2008.  Under the terms of the Gish Purchase Agreement, we retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

On March 28, 2008, we completed the sale of CDT, our former wholly-owned subsidiary, that is a contract manufacturer and provider of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits. Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to us on March 28, 2009.  The $240,000 of proceeds being held in escrow is not included in the calculation of the loss on sale of CDT of $690,000.

After transaction expenses and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.  We also incurred an additional non-cash expense of approximately $76,000 related to warrants issued in connection with an investment bank that advised us.  Assuming the disbursement to us of all funds held in escrow after March 28, 2009, up to an additional $240,000 may be realized.

As of March 31, 2008, we had cash and cash equivalents of $6.7 million, an increase of $2.6 million when compared with a balance of $4.1 million as of March 31, 2007.

During the year ended March 31, 2008, we had net cash outflows of $739,000 from operating activities of continuing operations as compared to net cash outflows of continuing operations of $1,563,000 for the comparable prior year period.  The approximate $824,000 decrease in net cash outflows used in operating activities of continuing operations during the year ended March 31, 2008, as compared to the comparable prior year period, was primarily a result of cash provided from increases in accounts payable and accrued expenses; offset by the $331,000 increase in net loss from continuing operations..

During the year ended March 31, 2008, we had net cash inflows of $5,745,000 from investing activities of continuing operations as compared to net cash outflows of $453,000 for the comparable prior year period.  Net cash inflows results from proceeds of $6,747,000 from the sale of Gish and CDT, offset by $825,000 in purchases of property, plant and equipment during the year ended March 31, 2008.

During the year ended March 31, 2008, there were 1,035,663 options exercised for cash proceeds of approximately $947,000 pursuant to the 1996 and the 2003 Option Plans.

At March 31, 2008, we had no debt.  We believe our March 31, 2008 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The certificates of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

CardioTech’s Board of Directors is currently comprised of five directors.  The directors and executive officers, their ages and positions at CardioTech as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of June 15, 2008.

Name	Age	Position
Michael F. Adams	52	President, Chief Executive Officer and Director
Eric G. Walters	56	Vice President & Chief Financial Officer
Andrew M. Reed, Ph.D.	55	Vice President of Science & Technology
William J. O'Neill, Jr.	66	Chairman of the Board of Directors
Michael L. Barretti	63	Director
Anthony J. Armini, Ph.D.	70	Director
Jeremiah E. Dorsey	63	Director

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

Mr. Eric G. Walters has been our Vice President & Chief Financial Officer since October 2005.  Prior to joining us, Mr. Walters from October 2004 through September 2005 served as Vice President and Chief Financial Officer at Konarka Technologies, Inc., a developer of light-activated plastic (photovoltaic) material.  Prior to joining Konarka, Mr. Walters served in various capacities at PolyMedica Corporation during a 13-year period, including Executive Vice President and Chief Financial Officer.  Mr. Walters, a CPA, is a Member of the American Institute of Certified Public Accountants, a Fellow of the Massachusetts Society of Certified Public Accountants, and a Member in Financial Executives International.  Mr. Walters serves as a Director and the Chairman of the Audit Committee of the Board of Directors of Microfluidics International Corporation since November 2005 and as a member of the Board of Directors of CorNova, Inc., a privately-held development stage company.  Mr. Walters received his BA degree from Colgate University and a Certificate in Accounting from Bentley College.

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

Dr. Anthony J. Armini has been a director of CardioTech since August 2000.  Dr. Armini was the President, Chief Executive Officer, and Chairman of the Board of Directors of Implant Science Corporation from 1984 through 2007.  From 1972 to 1984, prior to founding Implant Sciences, Dr. Armini was Executive Vice President at Spire Corporation.  From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation.  Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967.  Dr. Armini is the author of eleven patents, fifteen patents pending and fourteen publications in the field of implant technology.  Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to CardioTech, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2007, except as follows.  In fiscal 2008, Mr. Dorsey received 10 option grants to purchase shares of the Company’s common stock and was late in filing 2 Forms 4 for these option grants.  In fiscal 2008, Messrs. O’Neill, Barretti and Armini each received one option grant and were late in filing Form 4’s.

Code of Conduct and Ethics

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and vice president of finance.  The code of ethics is posted on the Company’s website at www.AdvBiomaterials.com.  The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer, chief financial officer, or vice president of finance that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

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

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in the Company’s proxy materials for its 2009 Annual Meeting of Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than May 4, 2009.  The Company has received no stockholder nominations or proposals for the 2008 Annual Meeting.

Our bylaws require advance notice of any proposal by a stockholder intended to be presented at an annual meeting that is not included in our notice of annual meeting and proxy statement because it was not timely submitted under the preceding paragraph, or made by or at the direction of any member of the board of directors, including any proposal for the nomination for election as a director.  To be considered for such presentation at the annual meeting of the Company’s stockholders to be held on or about October 17, 2009, any such stockholder proposal must be received by us no earlier than July 13, 2009 and no later than August 10, 2009, and discretionary authority may be used if untimely submitted.

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

During the fiscal year ended March 31, 2008, the Audit Committee met five (5) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on the Company’s website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Michael L. Barretti, chairman, Jeremiah E. Dorsey and Anthony J. Armini.  The Compensation Committee is responsible for implementing the Company's compensation philosophies and objectives, establishing remuneration levels for executive officers of the Company and implementing the Company's incentive programs, including the Company's equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is an “independent” director within the meaning of the Amex listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code, as amended.  The Compensation Committee met one time in fiscal 2008.

Compensation is paid to the Company's executive officers in both fixed and discretionary amounts which are established by the Board of Directors based on existing contractual agreements and the determinations of the Compensation Committee.  Pursuant to its charter, the responsibilities of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of the Company's senior executive officers; (ii) review and analyze the appropriateness and adequacy of the Company’s annual, periodic or long-term incentive compensation programs and other benefit plans and administer those compensation programs and benefit plans; and (iii) review and recommend compensation for directors, consultants and advisors.  Except for the delegation of authority to the Chief Executive Officer to grant certain de minimus equity compensation awards to non-executive employees of the Company, the Compensation Committee has not delegated any of its responsibilities to any other person.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 2008 and 2007 by our Chief Executive Officer, Chief Financial Officer, other most highly compensated executive officers and a former executive officer whose total compensation exceeded $100,000 in fiscal 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Named Executive Officers
Michael F. Adams President & CEO	2008	$279,231	$-		$109,374	$17,075	(3)	$405,680
	2007	$210,452	$-		$-	$9,533	(3)	$219,985

Eric G. Walters Vice President & CFO	2008	$189,615	$-		$19,031	$14,526	(4)	$223,172
	2007	$173,247	$-		$-	$13,600	(4)	$186,847

Andrew M. Reed, Ph.D. Vice President of Science & Technology	2008	$171,923	$-		$12,687	$2,121		$186,731
	2007	$138,482	$-		$-	$1,519		$140,001

Former Executive Officer
Philip A. Beck (5) Vice President & General Manager, CDT	2008	$188,400	$70,000	(6)	$-	$50,072	(7)	$238,472
	2007	$76,085	$-		$25,115	$663		$101,863

(1)
The amount reported in this column for the Named Executive Officer represents the dollar amount recognized for financial statement reporting purposes in fiscal 2008, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation.”  See Note A of Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2008 for the assumptions used in determining the value of such awards.

(2)	All other compensation includes, but is not limited to, premiums paid by the Company for disability and group term life insurance for all named executive officers and a former executive officer.

(3)
All other compensation of Mr. Adams is composed of $2,130 and $1,437 in premiums paid by the Company for disability and group term insurance and personal use of leased vehicles in the amount of $14,945 and $8,096 for the years ended March 31, 2008 and 2007, respectively.

(4)
All other compensation of Mr. Walters is composed of $2,521 and $1,595 in premiums paid by the Company for disability and group term insurance and personal use of leased vehicles in the amount of $12,005 and $12,005 for the years ended March 31, 2008 and 2007, respectively.

(5)
The Company entered into an employment agreement with Phil A. Beck on October 12, 2006 pursuant to which Mr. Beck will serve as Vice President and General Manager, CDT.  In connection with the sale of CDT on March 28, 2008, Mr. Beck’s employment agreement was assumed by the buyer of CDT.  Mr. Beck receives an annual base salary of $180,000, plus a car allowance of $8,400.  Mr. Beck may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.  Mr. Beck’s employment agreement is further described in “Executive Compensation – Employment Agreements.”

(6)
On January 7, 2008, we entered into a letter agreement with Phil Beck which provided for (i) the payment of a finder’s fee in the amount of $48,000 as compensation for his services locating a purchaser of CDT, which is included in “All Other Compensation”, and (ii) a retention bonus of $70,000 to ensure his continued service to the Company through the completion of the sale of CDT, in each case payable upon the completion of the sale of CDT.  The retention bonus was earned on March 28, 2008, the date that we completed the sale of CDT.

(7)
Amount includes: i) $48,000 finder’s fee as compensation for Mr. Beck’s services locating a purchaser of CDT that was earned on March 28, 2008, the date that we completed the sale of CDT; and ii) $2,072 in premiums paid by the Company for disability and group term insurance.

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

The term of the Walters Agreement expired on April 1, 2008.  After such time, the term of the Walters Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Walters remains employed by the Company.  Mr. Walters and CardioTech each have the right to terminate the Walters Agreement at any time, with or without cause, as defined below, upon thirty (30) days prior written notice.  In the event that CardioTech terminates the applicable Walters Agreement without cause, or Mr. Walters terminates his employment for good reason following a change in control, as defined below, or CardioTech fails to renew the Walters Agreement within two (2) years following the occurrence of a change in control, Mr. Walters will be entitled to receive severance equal to 2.0 times his annual base salary at termination.  In such event, Mr. Walters will be bound by a non-compete covenant for one (1) year following termination of his employment.

Terms of Employment Agreement with Former Executive Officer

The Beck Agreement provides for Mr. Beck to serve as Vice President and General Manager, CDT, a wholly-owned subsidiary of the Company.  CDT was sold by the Company on March 28, 2008.  Pursuant to the terms of the Beck Agreement, Mr. Beck is to receive an annual base salary of $180,000.  Mr. Beck will also receive an annual car allowance of $8,400.  Mr. Beck’s salary will be reviewed annually by the President & Chief Executive Officer.  Additionally, Mr. Beck may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Beck Agreement expired on October 22, 2007.  After such time, the term of the Beck Agreement was deemed to continue on a month-to-month basis if not expressly extended while Mr. Beck remained employed by the Company.  Mr. Beck and CardioTech each have the right to terminate the Beck Agreement at any time, with or without cause, as defined below, upon thirty (30) days prior written notice.  In the event that CardioTech terminates the applicable Beck Agreement without cause, or Mr. Beck terminates his employment for good reason following a change in control, as defined below, or CardioTech fails to renew the Beck Agreement within one (1) year following the occurrence of a change in control, Mr. Beck will be entitled to receive severance equal to 1.0 times his annual base salary at termination.  In such event, Mr. Beck will be bound by a non-compete covenant for one (1) year following termination of his employment.

In connection with the sale of CDT on March 28, 2008, the Beck Agreement was assumed by the buyer and CardioTech obligations under the Beck Agreement ceased.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by the Company of the Named Executive Officers without Cause, (ii) termination for Good Reason by the Named Executive Officer following a Change in Control, or (iii) failure by the Company to renew the Employment Agreement within two (2) years following the occurrence of a Change in Control.  The estimated incremental compensation assumes the triggering event had occurred on March 31, 2008 .Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.
Named Executive Officer	Base Salary Continuation		COBRA Premiums (3)	Life Insurance Premiums (4)	Other
Michael F. Adams	$580,000	(1)	$-	$1,176	$-
Eric G. Walters	390,000	(2)	9,105	1,147	-
Philip A. Beck	-		-	-	118,000	(5)

(1)	Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $290,000 per annum, the base salary then in effect as of March 31, 2008.

(2)	Lump-sum payment equal to 2.0 times Mr. Walters’ base salary of $195,000 per annum, the base salary then in effect as of March 31, 2008.

(3)
Represents estimated out-of-pocket COBRA health insurance premium expenses incurred by the Named Executive Officers over the six (6) month period following termination to be reimbursed by the Company.  Currently, Mr. Adams does not subscribe to Company provided health benefits.

(4)
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

(5)	Includes a $70,000 retention bonus and $48,000 finder’s fee relating to our sale of CDT on March 28, 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended March 31, 2008.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael F. Adams	3,625	-		$0.75	7/28/09
	14,444	-		0.75	7/28/09
	24,500	-		0.50	1/2/10
	19,625	-		2.06	10/25/10
	60,000	-		0.50	1/2/10
	25,000	-		1.10	4/29/11
	25,522	-		1.61	9/30/11
	27,373	-		1.59	10/27/12
	10,000	-		5.40	12/30/13
	2,500	-		5.40	12/30/13
	30,000	-		2.60	2/13/15
	100,000	-	(1)	1.23	10/16/17
	25,000	75,000	(2)	1.23	10/16/17
	367,589	75,000

Eric G. Walters	200,000	-		2.32	10/2/15
	18,750	56,250	(2)	1.23	10/16/17
	218,750	56,250

Andrew M. Reed, Ph.D.	40,000	-		1.10	4/29/11
	160,000	-		2.57	3/19/16
	12,500	37,500	(2)	1.23	10/16/17
	212,500	37,500

	798,839	168,750

(1)	Options vested 100% on October 16, 2007, the date of grant.

(2)	Options will vest at the rate of 25% on October 16, 2007, the date of grant, and 25% on each annual anniversary thereafter ending on October 16, 2010.

(3)	Options granted in fiscal 2008 are also disclosed in the 2008 Grants of Plan-Based Awards Table, including the grant date fair value of these options.

The following table provides information regarding outstanding stock options held by the Former Executive Officer as of the fiscal year ended March 31, 2008.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Philip A. Beck	75,000	75,000	(1)(2)	1.64	10/22/16

(1)	Option will vest at the rate of 25% on October 23, 2006, the date of grant, and 25% on each annual anniversary thereafter ending on October 23, 2009.

(2)
Option granted in fiscal 2008 is also disclosed in the 2008 Grants of Plan-Based Awards Table, including the grant date fair value of these options.  The option may be purchased through June 26, 2008, which is the expiration of the exercisability period.

2008 Option Exercises and Stock Vested

During the year ended March 31, 2008, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of CardioTech non-employee directors for fiscal 2008, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and the chair and member of Board committees, and equity awards in the form of options pursuant to the 2003 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
William J. O'Neill, Jr.	$22,500	$15,312	$-	$37,812
Michael L. Barretti (2)	15,500	15,312	50,000	80,812
Anthony J. Armini, Ph.D.	18,500	15,312	-	33,812
Jeremiah E. Dorsey	-	20,159	-	20,159

(1)
The amount reported in this column for the non-employee director represents the dollar amount recognized for financial statement reporting purposes in fiscal 2008, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Compensation.”  See Note A of Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for fiscal year 2008 for the assumptions used in determining the value of such awards.

(2)
During fiscal 2007, the Company entered into a consulting agreement with Mr. Barretti for an annualized fee of $50,000.  During the fiscal year ended March 31, 2008, the Company recognized $50,000 of expense related to services incurred under this consulting agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2008 is included in Item 5 of Part II of the Company’s Annual Report of Form 10-K for the year ended March 31, 2008.

The following table sets forth the beneficial ownership of shares of our common stock, as of June 16, 2008, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of June 16, 2008.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Michael F. Adams (3)	367,972	1.7%
Michael L. Barretti (4)	223,448	1.1%
Anthony J. Armini, Ph.D. (5)	156,020	*
William J. O'Neill, Jr. (6)	92,500	*
Jeremiah E. Dorsey (7)	103,752	*
Eric G. Walters (8)	218,750	1.0%
Andrew M. Reed, Ph.D. (9)	212,500	1.0%
Philip A. Beck (10)	75,000	*

All executive officers and directors as a group (8 persons) (11)	1,449,942	6.4%

*      Less than 1%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is CardioTech International, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)	Based on 21,067,313 outstanding shares as of June 16, 2008.

(3)	Includes 367,589 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(4)	Includes 207,243 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(5)	Includes 150,020 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(6)	Includes 92,500 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(7)	Includes 103,752 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(8)	Includes 218,750 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(9)	Includes 212,500 shares of common stock, which may be purchased within sixty (60) days of June 16, 2008 upon the exercise of stock options.

(10)	Includes 75,000 shares of commons stock, which may be purchased through June 26, 2008, which is the expiration of the exercisability period, upon the exercise of stock options.

(11)	See footnotes (3) through (10).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During fiscal 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of the Board and Chairman of the Compensation Committee, for an annualized fee of $50,000.  During the fiscal years ended March 31, 2008 and 2007, the Company recognized $50,000 and $13,000, respectively, of expense related to services incurred under this consulting agreement, which was recorded as selling, general and administrative expense.

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

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of June 16, 2008, is indicated in the table below.

Directors	Audit	Compensation	Nominating/ Corporate Governance
William J. O'Neill, Jr.	Chair
Michael L. Barretti		Chair	X
Anthony J. Armini	X	X
Jeremiah E. Dorsey	X	X	Chair

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

The following is a summary of the fees billed to the Company by Ernst & Young LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2008 and 2007.  The Audit Committee considered and discussed with Ernst & Young LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.

Fee Category	Years Ended March 31,
(in thousands)	2008	2007
Audit fees	$245	$236
Audit-related fees	-	7
Tax fees	-	-
All other fees	-	-
Total fees	$245	$243
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

Pre-Approval Policies and Procedures.  The Audit Committee has the authority to approve all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.  Generally, the Company may not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee (or a properly delegated subcommittee thereof).

All Other Fees.  This category consists of fees billed for professional services other than those fees described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Page 28.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
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

3.1
Certificate of Incorporation of CardioTech International, Inc., filed with the Secretary of State of the State of Delaware on October 25, 2007 and effective as of October 26, 2007 (Filed as Appendix C to CardioTech’s definitive proxy statement on Schedule 14A, filed on August 30, 2007, and incorporated herein by reference).

3.2	Bylaws of CardioTech International, Inc. (Filed as Appendix D to CardioTech's definitive proxy statement on Schedule 14A, filed on August 30, 2007, and incorporated herein by reference).
3.3	Amendment No. 1 to the Bylaws of CardioTech International, Inc. (Filed as exhibit 3.1 to CardioTech’s Current Report on Form 8-K, filed on December 21, 2007, and incorporated herein by reference).
3.4
Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as exhibit 3.1 to CardioTech’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 to CardioTech’s Form 8-K filed on December 23, 2004.
4.2	Form of Placement Agent Warrant incorporated by reference to Exhibit 4.2 to CardioTech’s Form 8-K filed on December 23, 2004.
4.3	Form of Additional Investment Right incorporated by reference to Exhibit 4.3 to CardioTech’s Form 8-K filed on December 23, 2004.
4.4
Rights Agreement dated January 28, 2008 by and between CardioTech International, Inc. and American Stock Transfer & Trust Company (Filed as exhibit 4.1 to CardioTech’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).

4.5	Form of Rights Certificate (Filed as exhibit 4.2 to CardioTech’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).
10.2	Tax Matters Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.
10.3	Amended and Restated License Agreement between PMI and CardioTech, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.
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

Exhibit Number:		Exhibit Title:
10.27		Employment Agreement of Eric G. Walters, dated April 3, 2006, was filed as Exhibit 10.27 to CardioTech’s Form 8-K/A, filed on April 4, 2006, and incorporated herein by reference.
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
10.30
CardioTech International, Inc. Nonqualified Stock Option Agreement by and between CardioTech International, Inc. and Eric G. Walters dated October 3, 2005  (Filed as exhibit 10.1 to CardioTech’s Registration Statement on Form S-8, File No. 333-149343, and incorporated herein by reference).

10.31
CardioTech International, Inc. Nonqualified Stock Option Agreement by and between CardioTech International, Inc. and Dr. Andrew M. Reed dated March 20, 2006 (Filed as exhibit 10.1 to CardioTech’s Registration Statement on Form S-8, File No. 333-149342, and incorporated herein by reference).

10.32**		Employment Agreement of Philip A. Beck, dated October 23, 2006.
10.33**		Letter Agreement between CardioTech International, Inc. and Philip A. Beck dated January 7, 2008.
10.34
Stock Purchase Agreement by and between CardioTech International, Inc. and Medos Medizintechnik AG effective as of June 30, 2007 (Filed as exhibit 10.1 to CardioTech’s Current Report on Form 8-K , filed on July 10, 2007, and incorporated herein by reference).

10.35
License Agreement by and between CardioTech International, Inc. and Gish Biomedical, Inc. effective as of June 30, 2007 (Filed as exhibit 10.2 to CardioTech’s Current Report on Form 8-K , filed on July 10, 2007, and incorporated herein by reference).

10.36
Letter of agreement by and between CardioTech International, Inc. and Michael F. Adams dated July 10, 2007(Filed as exhibit 10.1 to CardioTech’s Current Report on Form 8-K , filed on July 13, 2007, and incorporated herein by reference).

10.37
Letter of agreement by and between CardioTech International, Inc. and Eric G. Walters dated July 10, 2007(Filed as exhibit 10.2 to CardioTech’s Current Report on Form 8-K , filed on July 13, 2007, and incorporated herein by reference).

10.38**		Stock Purchase Agreement dated March 28, 2008 by and among CardioTech International, Inc., Catheter and Disposal Technology, Inc. and TACPRO, Inc.
21	**	Subsidiaries of CardioTech
23	**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Charter of the Compensation Committee of the Board of Directors, effective June 6, 2006
________________

**	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CardioTech International, Inc.:

We have audited the accompanying consolidated balance sheets of CardioTech International, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioTech International, Inc. at March 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 24, 2008

CardioTech International, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,733	$4,066
Accounts receivable-trade, net of allowance of $6 and $5 as of March 31, 2008 and 2007, respectively	46	142
Accounts receivable-other	480	553
Inventories	149	109
Prepaid expenses and other current assets	149	112
Current assets held for sale	-	7,759
Total current assets	7,557	12,741
Property, plant and equipment, net	3,339	2,854
Goodwill	487	487
Other assets	178	3
Investment in CorNova, Inc.	-	-
Non-current assets held for sale	-	1,816
Total assets	$11,561	$17,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$370	$253
Accrued expenses	698	202
Deferred revenue	148	158
Current liabilities held for sale	-	2,325
Current liabilities of discontinued operations	149	-
Total current liabilities	1,365	2,938
Non-current liabilities held for sale	-	116
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2008 and 2007, respectively	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,067,313 and 20,031,650 shares issued and outstanding as of March 31, 2008 and 2007, respectively	21	20
Additional paid-in capital	38,566	37,128
Accumulated deficit	(28,391)	(22,301)
Total stockholders' equity	10,196	14,847
Total liabilities and stockholders' equity	$11,561	$17,901

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For The Years Ended March 31,
	2008	2007
Revenues:
Product sales	$1,283	$717
Royalties and development fees	1,924	1,558
	3,207	2,275
Cost of sales	1,257	629
Gross profit	1,950	1,646
Operating expenses:
Research, development and regulatory	999	769
Selling, general and administrative	3,408	2,598
	4,407	3,367
Loss from operations	(2,457)	(1,721)
Interest and other income and expense:
Interest income	215	70
Other income, net	-	19
Other income, net	215	89
Equity in net loss of CorNova, Inc.	-	(279)
Net loss from continuing operations	(2,242)	(1,911)
Loss from discontinued operations	(1,985)	(1,051)
Loss on sale of Gish and CDT	(1,863)	-
Net loss from discontinued operations	(3,848)	(1,051)
Net loss	$(6,090)	$(2,962)
Net loss per common share, basic and diluted:
Net loss per share, continuing operations	$(0.11)	$(0.10)
Net loss per share, discontinued operations	(0.19)	(0.05)
Net loss per common share, basic and diluted	$(0.30)	$(0.15)
Shares used in computing net loss per common share, basic and diluted	20,459	19,859

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2007 and 2008
(In thousands, except per share amounts)

	Common Stock
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at March 31, 2006	19,797	$18	$36,865	$(19,339)	$(40)	$17,504
Issuance of common stock in connection with exercise of stock options	235	2	216	-	-	218
Stock-based compensation	-	-	48	-	-	48
Reclass of repurchased stock, at cost	(1)	-	(1)	-	-	(1)
Comprehensive income from CorNova, Inc.	-	-	-	-	40	40
Net loss	-	-	-	(2,962)	-	(2,962)
Balance at March 31, 2007	20,031	20	37,128	(22,301)	-	14,847

Issuance of common stock in connection with exercise of stock options	1,036	1	946	-	-	947
Stock-based compensation	-	-	416	-	-	416
Fair value of warrants issued	-	-	76	-	-	76
Net loss	-	-	-	(6,090)	-	(6,090)

Balance at March 31, 2008	21,067	$21	$38,566	$(28,391)	$-	$10,196

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,090)	$(2,962)
Less: Net loss from discontinued operations	3,848	1,051
Net loss from continuing operations	(2,242)	(1,911)
Adjustments to reconcile net loss from continuing operations to net cash flows:
Depreciation and amortization	340	173
Equity in net loss of CorNova, Inc.	-	279
Provision for doubtful accounts	1	1
Fair value of warrants issued	76	-
Stock-based compensation	391	14
Changes in assets and liabilities:
Accounts receivable-trade	95	43
Accounts receivable-other	73	(289)
Inventories	(40)	(45)
Prepaid expenses and other current assets	(36)	6
Accounts payable	117	105
Accrued expenses	496	(49)
Deferred revenue	(10)	110
Net cash flows used in operating activities of continuing operations	(739)	(1,563)
Net cash flows used in operating activities of discontinued operations	(2,913)	(696)
Net cash flows used in operating activities	(3,652)	(2,259)
Cash flows from investing activities:
Purchases of property, plant and equipment	(825)	(460)
Proceeds from sale of Gish and CDT, net of transaction costs	6,747	-
Decrease in other assets	(177)	7
Net cash flows provided by (used in) investing activities of continuing operations	5,745	(453)
Net cash flows used in investing activities of discontinued operations	(373)	(280)
Net cash flows provided by (used in) investing activities	5,372	(733)
Cash flows from financing activities:
Net proceeds from issuance of common stock	947	218
Repurchase of common stock	-	(1)
Net cash flows provided by financing activities of continuing operations	947	217
Net change in cash and cash equivalents	2,667	(2,775)
Cash and cash equivalents at beginning of period	4,066	6,841
Cash and cash equivalents at end of period	$6,733	$4,066
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4	$4

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Nature of Business

CardioTech International, Inc. (“CardioTech” or the “Company”) develops advanced polymer materials which provide critical characteristics in the design and development of medical devices. The Company’s biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states. The Company’s business model leverages its proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

 The Company’s  leading edge technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, which have been developed to overcome a wide range of design and functional challenges such as the need for dimensional stability, ease of manufacturability and demanding physical properties to overcoming environmental stress cracking (ESC) and providing heightened lubricity for ease of insertion.  The Company’s new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

In June 2008, in connection with our re-branding launch, we formed AdvanSource Biomaterials Corporation, a wholly-owned subsidiary, as an initial step in our ongoing efforts to better reflect our strategic plan.

The Company is conducting a clinical trial in Europe for CardioPass™, its synthetic coronary bypass graft.

The Company’s fiscal year ends on March 31.  References herein to fiscal 2008 and fiscal 2007 refer to the year ended March 31, 2008 and 2007, respectively.

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc. (“Gish”), its former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

Pursuant to the terms of the Gish Purchase Agreement, the Company placed $1.0 million in escrow as a reserve for certain indemnification obligations to Medos, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to the Company on July 5, 2008.  The realization of the escrow fund is also contingent upon the realizability of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish of $1,173,000.

Medos has advised the Company that it may assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance.  The Company has advised Medos that it believes any such claims, if made, would be without merit under the Gish Purchase Agreement.  The Company has concluded that a loss resulting from these potential claims by Medos in excess of the escrow balance is not probable as of March 31, 2008.

The Company has been notified by Medos as to their assertions that the Company may be liable for up to one year of severance costs related to each of the terminations of two key Gish employees by Medos, whose terminations were effected by Medos subsequent to the acquisition date.  The Company has reviewed the assertions by Medos and has concluded that a loss resulting from this asserted claim is not probable as of March 31, 2008.

In connection with the sale of Gish, the Company entered into a non-exclusive, royalty-free license (the “License Agreement”) with Gish which provides for our use of certain patented technology of Gish in the Company’s products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  The Company has determined the License Agreement has de minimus value and, accordingly, no value has been ascribed to the license.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount has not been paid to Medos, and is reflected as a current liability of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through March 31, 2008.  Under the terms of the Gish Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), its former wholly-owned subsidiary that is a contract manufacturer and provider of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits. Pursuant to the terms of the CDT Purchase Agreement, the Company placed $240,000 in escrow as a reserve for its indemnification obligations to Tacpro if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to the Company on March 28, 2009.  The $240,000 of proceeds being held in escrow is not included in the calculation of the loss on sale of CDT of $690,000.

After transaction expenses and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.  The Company also incurred an additional non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised the Company on the transaction.  Assuming the disbursement to the Company of all funds held in escrow after March 28, 2009, up to an additional $240,000 may be realized.

CorNova

CardioTech has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has a 15% ownership interest in CorNova, (See Note M).

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Summary of Significant Accounting Policies:

The accompanying consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts.  As a result of the July 6, 2007 sale of Gish and March 28, 2008 sale of CDT pursuant to the respective purchase agreements, the assets and liabilities of Gish and CDT are presented in the accompanying consolidated balance sheet as assets and liabilities held for sale as of March 31, 2007 and the operating results of Gish and CDT are presented in the accompanying consolidated statements of operations as discontinued operations for the years ended March 31, 2008 and 2007.  Additionally, the following notes to the consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries.  The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  (See Note M).  The consolidated financial statements for all periods presented have been restated to reflect discontinued operations of Gish and CDT.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Uncertainties

The Company is subject to risks common to companies in the medical device industry including, but not limited to, development of new technology innovations by competitors of the Company, dependence on key personnel, protection of proprietary technology, and compliance with FDA regulations.

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

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers by the Company for the years ended March 31, 2008 and 2007 of approximately $13,000 and $8,000, respectively, have been recorded as revenue, and the costs have been recorded in cost of goods sold.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2008 and 2007 were $999,000 and $769,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has four full time employees that work on a variety of projects, including production support.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  For the year ended March 31, 2008, comprehensive loss has equaled net loss.  For the year ended March 31, 2007, the only component of comprehensive loss was the Company’s equity in the net loss of CorNova of approximately $40,000.

Basic and Diluted Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2008 and 2007, potentially dilutive shares of 3,736,971 and 6,306,749, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,
(in thousands)	2008	2007
Raw materials	$74	$22
Work in progress	3	4
Finished goods	72	83
Total inventories	$149	$109

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes,” where deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates.  A valuation reserve against the net deferred assets is recorded, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In assessing the recoverability of goodwill, the Company must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including any significant changes in the manner or use of the assets or negative industry reports or economic conditions.  If those estimates or their related assumptions change in the future, CardioTech may be required to record additional impairment charges.  Under the provisions of SFAS No. 142, the Company is required to test its goodwill and other intangible assets for impairment on an annual basis, or more frequently if indicators of impairment exist. The Company’s goodwill is related to the biomaterials business.  In the fourth quarter of the fiscal year ended March 31, 2008, the Company completed its annual review of goodwill.  As a result of this review, it determined the fair value of the goodwill exceeded the carrying amount and, therefore, no goodwill impairment existed as of March 31, 2008.  The Company will be required to continue to perform a goodwill impairment test on an annual basis and the next test is scheduled during the quarter ending March 31, 2009.

Stock-Based Compensation

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

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.

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

For the fiscal years ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for options that vested of approximately $391,000 and $15,000, respectively, which would not have been recorded prior to the adoption of SFAS No. 123R.  As of March 31, 2008, the Company has approximately $316,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.77years.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In calculating the estimated fair value of our stock options the Company uses the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	the expected dividends on the Company’s common stock (the Company does not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option granted during fiscal years 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended March 31,
	2008	2007
Dividend yield	None	None
Expected volatility	70.00	80.00
Risk-free interest rate	3.01 - 5.01%	4.2% - 5.2%
Expected life	6.5 years	6.5 years
Fair value of options granted	$0.80	$1.24

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of the Company’s common stock on the date of grant.

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Upon adoption of SFAS 123R, the Company was also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a zero forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions as described above can materially affect the measure of estimated fair value of share-based compensation.  The Company anticipates the amount of stock-based compensation will increase in the future as additional options are granted.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and payables at March 31, 2008 and 2007 approximate their carrying amount due to the short maturities of these items.  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

All of the Company’s cash and cash equivalents are maintained at major financial institutions.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.  The Company maintains cash and cash equivalents with high credit, quality financial institutions.

The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral.  The Company’s may require new customers to pay a deposit prior to any work being performed, which is recorded as deferred revenue.  Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists either at March 31, 2008 or 2007.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience.  Actual losses when incurred are charged to the allowance.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This new standard provides guidance for using fair value to measure assets and liabilities.  The FASB believes SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company expects to adopt SFAS No. 157 on April 1, 2008, and does not expect it to have a material affect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company expects to adopt SFAS No. 159 on April 1, 2008, and does not expect it to have a material affect on the Company’s financial position and results of operations.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on April 1, 2009, and does not expect it to have a material affect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  The Company expects to adopt SFAS No. 160 on April 1, 2009.  The Company believes the adoption of SFAS N0. 141(R) could have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s consolidated financial statements.

B.	Related Party Transactions

During fiscal 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the fiscal years ended March 31, 2008 and 2007, the Company recognized $50,000 and $13,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

C.	License Agreements

PolyMedica Corporation granted to CardioTech an exclusive, perpetual, worldwide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by PLMD in the implantable devices and materials field (collectively, “Licensed Technology”).  CardioTech, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to Licensed Technology and all such inventions shall be exclusively licensed to PolyMedica for use by PolyMedica in fields other than the implantable devices and materials field.  There are no financial commitments of CardioTech related to this license.

D.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2008	2007
Land	$500	$500
Building	2,652	2,153
Machinery, equipment and tooling	1,180	869
Furniture, fixtures and office equipment	268	253
	4,600	3,775
Less: accumulated depreciation	(1,261)	(921)
	$3,339	$2,854

Depreciation expense for the fiscal years ended March 31, 2008 and 2007 was approximately $340,000 and $173,000, respectively.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.	Income Taxes

The Company adopted the provisions of Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, Accounting for Income Taxes , on April 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2005 through 2008 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2008	2007
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	13.6%	6.0%
Non-deductible expenses	-2.4%	-0.9%
Book versus tax loss on sale of subsidiaries	45.4%	0.0%
Change in valuation allowance	-27.7%	-39.1%
Effective tax rate	0.0%	0.0%

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

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2008 and 2007 consisted of the following:

	March 31,
(in thousands)	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$5,669	$5,035
Capital loss carry forward	4,022	-
Tax credits	164	138
Inventory and receivable allowances	8	-
Accrued expenses deductible when paid	123	129
Depreciation and amortization	38	32
Deferred tax assets held for sale	-	7,334
Deferred tax assets	10,024	12,668

Deferred Tax Liabilities:
Deferred tax liabilities held for sale	-	(154)
Deferred tax liabilities	-	(154)
Sub-total	10,024	12,514
Valuation allowance	(10,024)	(12,514)
Net deferred tax asset	$-	$-

A valuation allowance has been recorded to offset substantially all net deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  During the year ended March 31, 2008, the valuation allowance decreased by $2,490,000.

As of March 31, 2008, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$14,782	$64	2009 to 2028
State	$10,263	$151	2009 to 2013
Capital loss carry forward	$9,987		2013

The Company’s net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

The Company also has approximately $1,367,000 of net operating loss carryforwards related to stock compensation.  The related tax benefit of approximately $550,000 will be credited to additional paid-in capital upon realization.

F.	Contingencies

Medos has advised the Company that it may assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance.  The Company has advised Medos that it believes any such claims, if made, would be without merit under the Purchase Agreement.  The Company has concluded that a loss resulting from these potential claims by Medos in excess of the escrow amount is not probable as of March 31, 2008.

The Company has been notified by Medos as to their assertions that the Company may be liable for up to one year of severance costs for each termination related to the terminations of two key Gish employees by Medos whose terminations were effected by Medos subsequent to the acquisition date.  The Company has reviewed the assertion by Medos and has concluded that a loss resulting from these asserted claims in excess of the escrow balance is not probable as of March 31, 2008.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.	Concentration of Credit Risk and Major Customers

For the year ended March 31, 2008, two customers represented 65% and 16% of revenues, respectively.  For the year ended March 31, 2007, one customer represented 72% of revenues.

H.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued but none are outstanding.  In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008.  Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Junior Preferred Stock.

Common Stock Options and Warrants

In connection with a financing transacted in December 2004, the Company issued warrants to investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  In addition, the placement agent was issued warrants to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  Warrants for 140,000 shares of common stock have an exercise price of $2.40 and expire on July 11, 2008.  On March 31, 2008, the Company issued warrants to the investment bankers who assisted in the sale of CDT to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

At March 31, 2008, warrants issued to purchase 1,100,029 shares of common stock were outstanding.  If all warrants are exercised, the Company would receive gross proceeds of approximately $2,681,500, less related transaction costs, if any.

The Company issued 1,035,663 shares of common stock during the year ended March 31, 2008, as a result of the exercise of options by employees and consultants, generating cash proceeds of approximately $947,000.  The Company issued 235,417 shares of common stock during the year ended March 31, 2007, as a result of the exercise of options by employees and consultants, generating cash proceeds of $218,000.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  Since June 2001, the Company has purchased a total of 174,687 shares.  During the year ended March 31, 2008 the Company repurchased no shares of the Company’s common stock.  During the year ended March 31, 2007, the Company repurchased 600 shares of the Company’s common stock at an approximate cost of $1,000.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Rights Plan

The Company’s board of directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 will receive rights to purchase shares of the Junior Preferred Stock (the “Rights”).  The Rights will be distributed as a dividend.  Initially, the Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the Rights Plan, the Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock.  Upon such an event, and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of the Company’s common stock (or the economic equivalent thereof) having a value equal to twice the purchase price.  The Company’s board of directors may redeem the Rights prior to the time they are triggered.  In the event of an unsolicited attempt to acquire the Company, the Rights Plan is intended to facilitate the full realization of stockholder value in the Company and the fair and equal treatment of all Company stockholders.  The Rights Plan will not prevent a takeover attempt.  Rather, it is intended to guard against abusive takeover tactics and encourage anyone seeking to acquire the Company to negotiate with the board of directors.  The Company did not adopt the Rights Plan in response to any particular proposal.

I.	Stock Based Compensation

CardioTech’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by CardioTech’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the Plan.  Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the CardioTech International, Inc. 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  In February 2008, the Company filed two Forms S-8 to register 360,000 shares of common stock in connection with previously granted stock options to two executives who received grants of unregistered shares under Rule 711 of AMEX.  Normally, options granted expire ten years from the grant date.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the year ended March 31, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2007	5,426,018	$2.16	6.15	$-
Granted	783,250	1.17		-
Exercised	(1,035,663)	0.91	-	363,410
Cancelled	(2,536,663)	2.57	-	-
Options outstanding as of March 31, 2008	2,636,942	1.96	6.51	4,480
Options exercisable as of March 31, 2008	2,171,464	2.14	5.96	4,480
Options vested or expected to vest as of March 31, 2008	2,636,942	1.96	6.51	4,480

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2008 of $0.54 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.  Total intrinsic value of stock options exercised under the Plan for the fiscal years ended March 31, 2008 and 2007 was $363,000 and $246,000, respectively.  The total fair value of stock options that vested during the fiscal years ended March 31, 2008 and 2007 were $219,000 and $92,000, respectively.

At March 31, 2008, there were no shares remaining to be granted under the 1996 Stock Option Plan and 3,268,812 shares were available for grant under the 2003 Stock Option Plan.

J.	Discontinued Operations

Gish Biomedical, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated balance sheets and statements of operations present the results of Gish as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Gish in June 2007.  The Company executed the Gish Purchase Agreement on July 3, 2007, effective as of June 30, 2007, and closed on July 6, 2007.  The Company has (i) eliminated Gish’s financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.  Accordingly, the assets and liabilities of Gish are classified as held for sale as of March 31, 2007.

Revenues related to Gish for fiscal 2008 and 2007 were $3,849,000 and $15,210,000, respectively.  Net loss related to Gish for fiscal 2008 was $319,000.  Net income related to Gish for fiscal 2007 was $309,000.  Revenue and loss from discontinued operations for Gish for fiscal 2008 include results for the three months ended June 30, 2007 as the Company sold Gish on July 6, 2007.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of Gish as of March 31, 2007 are as follows:

Assets of Discontinued Operations	(in thousands)
Current assets of discontinued operations:
Accounts receivable-trade	$2,120
Inventories	4,752
Prepaid expenses and other current assets	91
Total current assets of discontinued operations	6,963
Non-current assets of discontinued operations:
Property, plant and equipment, net	840
Other assets	120
Intangible assets	468
Total non-current assets of discontinued operations	1,428
Total assets of discontinued operations	$8,391
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$1,447
Accrued expenses	410
Total current liabilities of discontinued operations	1,857
Non-current liabilities of discontinued operations:
Deferred rent	116
Total liabilities of discontinued operations	$1,973

Catheter and Disposables Technology, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated balance sheets and statements of operations present the results of CDT as discontinued operations.  As noted above, the Company executed the CDT Purchase Agreement and simultaneously closed the transaction on March 28, 2008.  The Company has (i) eliminated CDT’s financial results from its ongoing operations, (ii) determined that CDT, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the CDT financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of CDT or cash flows from CDT after the sale.

Revenues related to CDT for fiscal 2008 and 2007 were $3,646,000 and $3,666,000, respectively.  Net loss related to CDT for fiscal 2008 and 2007 was $1,666,000 and $1,325,000, respectively.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of CDT as of March 31, 2007 are as follows:

Assets of Discontinued Operations	(in thousands)
Current assets of discontinued operations:
Accounts receivable-trade	$449
Inventories	343
Prepaid expenses and other current assets	4
Total current assets of discontinued operations:	796
Non current assets of discontinued operations:
Property, plant and equipment, net	388
Total assets of discontinued operations	$1,184
Liabilities of Discontinued Operations
Current liabilities of discontinued operations:
Accounts payable	$179
Accrued expenses	250
Deferred revenue	39
Total current liabilities of discontinued operations	$468

K.	Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses	Other	Write-off	Balance at end of period
Year ended March 31, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$5	$1	$-	$-	$6
Excess and obsolescence reserve	15	-	-	-	15
Total	$20	$1	$-	$-	$21

Year ended March 31, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$4	$5	$-	$4	$5
Excess and obsolescence reserve	15	-	-	-	15
Total	$19	$5	$-	$4	$20

L.	Benefit Plans and Employment Agreements of Executive Officers

The Company has the CardioTech International, Inc. 401(k) Retirement Savings Plan established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary and the Company made no matching contributions during either fiscal 2008 or 2007.

The Company has entered into an employment agreement with Eric G. Walters (the “Walters Agreement”), pursuant to which said individual serves as Vice President and Chief Financial Officer of the Company.  Pursuant to the terms of the Walters Agreement, Mr. Walters is to receive an annual base salary of $195,000, as amended.  Mr. Walters’ salary will be reviewed annually by the Board.  Additionally, Mr. Walters may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

CARDIOTECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2006, the Board of Directors of CardioTech International, Inc. (the “Company”) accepted the resignation of Dr. Michael Szycher as Chief Executive Officer, President and Treasurer of the Company, effective as of that date.  Dr. Szycher also resigned as a member of the Company’s Board of Directors.  He remained an employee of the Company in a non-executive capacity as Senior Scientific Advisor for a period of one year.  On August 11, 2006 the Company entered into a transition agreement (the “Transition Agreement”) with Dr. Szycher.  The Transition Agreement provides for Dr. Szycher to serve in a non-executive capacity as Senior Scientific Advisor to the Company at his then current annual base salary of $325,000 for a period of one year, at which time his employment terminated.  The Company agreed (i) to continue Dr. Szycher’s current life insurance coverage for 12 months following his separation date and (ii) to pay Dr. Szycher’s COBRA medical insurance premiums for a period of 6 months following his separation date.

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company. Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $290,000, as amended, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company may renew the Adams Agreement at the end of the initial term, however, lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  Either party has the right to terminate the Adams Agreement upon thirty (30) days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two (2) times his base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six (6) months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one (1) year after such termination at the Company’s expense.

M.	Investment in CorNova, Inc.

As of March 31, 2007, CardioTech had a 30% ownership interest in the common stock of CorNova and, accordingly, CardioTech has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the net loss of CorNova in its consolidated financial statements for the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2007, the Company recorded equity in the net loss of CorNova of $279,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains on securities classified as available-for-sale), which reduced the Company’s investment in CorNova to $0.  Therefore, no additional losses were recorded from the Company’s equity ownership in CorNova in fiscal 2008.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2008	CardioTech International, Inc.
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2008	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: June 27, 2008	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: June 27, 2008	/s/ Anthony J. Armini
Anthony J. Armini Director
Dated: June 27, 2008	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: June 27,2008	/s/ Jeremiah Dorsey
Jeremiah Dorsey Director
Dated: June 27, 2008	/s/ Eric G. Walters
Eric G. Walters Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)