Form 10-Q
period 2008-06-30
CARDIOTECH INTERNATIONAL INC
filed 2008-08-13
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of August 11, 2008, there were 21,067,313 shares of the registrant’s Common Stock were outstanding.

CARDIOTECH INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2008 and March 31, 2008	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
	Signatures	23

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

CardioTech International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,635	$6,733
Accounts receivable-trade, net of allowance of $5 and $6 as of June 30, 2008 and March 31, 2008, respectively	183	46
Accounts receivable-other	522	480
Inventories	285	149
Prepaid expenses and other current assets	79	149
Total current assets	6,704	7,557
Property, plant and equipment, net	3,481	3,339
Goodwill	487	487
Other assets	22	178
Total assets	$10,694	$11,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$304	$370
Accrued expenses	336	698
Deferred revenue	232	148
Current liabilities of discontinued operations	149	149
Total current liabilities	1,021	1,365
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of June 30, 2008 and March 31, 2008	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,067,313 shares issued and outstanding as of June 30, 2008 and March 31, 2008	21	21
Additional paid-in capital	38,602	38,566
Accumulated deficit	(28,950)	(28,391)
Total stockholders' equity	9,673	10,196
Total liabilities and stockholders' equity	$10,694	$11,561

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended June 30,
	2008	2007

Revenues:
Product sales	$313	$354
Royalties and development fees	561	498
	874	852
Cost of sales	347	175
Gross margin	527	677
Operating expenses:
Research, development and regulatory	183	230
Selling, general and administrative	924	550
	1,107	780
Loss from operations	(580)	(103)
Interest income	21	8
Net loss from continuing operations	(559)	(95)
Loss from discontinued operations	-	(555)
Loss on sale of Gish	-	(1,178)
Net loss from discontinued operations	-	(1,733)
Net loss	$(559)	$(1,828)
Net loss per common share, basic and diluted:
Net loss per share, continuing operations	$(0.03)	$(0.00)
Net loss per common share, discontinued operations	-	(0.09)
Net loss per common share	$(0.03)	$(0.09)
Shares used in computing net loss per common share, basic and diluted	21,067	20,032

The accompanying notes are an integral part of these financial statements.

CardioTech International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	For The Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(559)	$(1,828)
Less: Net loss from discontinued operations	-	1,733
Net loss from continuing operations	(559)	(95)
Adjustments to reconcile net loss to net cash flows:
Depreciation	102	71
Share-based compensation	36	35
Changes in assets and liabilities:
Accounts receivable-trade	(137)	(17)
Accounts receivable-other	(42)	39
Inventories	(136)	(55)
Prepaid expenses and other current assets	70	92
Accounts payable	(66)	(52)
Accrued expenses	(362)	(16)
Deferred revenue	84	87
Net cash flows (used in) provided by operating activities of continuing operations	(1,010)	89
Net cash flows used in operating activities of discontinued operations	-	(1,407)
Net cash flows used in operating activities	(1,010)	(1,318)
Cash flows from investing activities:
Purchases of property, plant and equipment	(54)	-
Increase in other assets	(34)	-
Net cash flows used in investing activities of continuing operations	(88)	-
Net cash flows used in investing activities of discontinued operations	-	(146)
Net cash flows used in investing activities	(88)	(146)
Net change in cash and cash equivalents	(1,098)	(1,464)
Cash and cash equivalents at beginning of period	6,733	4,066
Cash and cash equivalents at end of period	$5,635	$2,602

The accompanying notes are an integral part of these financial statements.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company’s leading edge technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, which have been developed to overcome a wide range of design and functional challenges such as the need for dimensional stability, ease of manufacturability and demanding physical properties to overcoming environmental stress cracking and providing heightened lubricity for ease of insertion.  The Company’s new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

In June 2008, in connection with our re-branding launch, we formed AdvanSource Biomaterials Corporation, a wholly-owned subsidiary, as an initial step in our ongoing efforts to better reflect our strategic plan.   As part of this re-branding effort, we are reorganizing our product line.

The Company is conducting a clinical trial in Europe for CardioPass™, its synthetic coronary bypass graft.

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc. (“Gish”), its former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG (”Medos”), a German corporation, on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement, as described above, if any. The realization of the escrow fund is contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish of $1.2 million.

As previously reported by the Company, in late 2007 the Company was advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

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

After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, which disbursement is not assured, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount has not been paid to Medos, and is reflected as a current liability of discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2008 and March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through June 30, 2007.  Under the terms of the Gish Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), its former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits. Pursuant to the terms of the CDT Purchase Agreement, the Company placed $240,000 in escrow as a reserve for its indemnification obligations to Tacpro if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to the Company on March 28, 2009.  The $240,000 of proceeds being held in escrow is not included in the calculation of the loss on sale of CDT of $690,000.

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

CorNova

CardioTech has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has a 15% ownership interest in the outstanding common and preferred stock of CorNova.  (See Note 11).

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended June 30, 2008 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended March 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet at March 31, 2008 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany balances have been eliminated in consolidation.  As a result of the sale of Gish and CDT, the Company’s financial statements reflect the statement of operations of Gish and CDT as discontinued operations for the three months ended June 30, 2007.  Additionally, the related information contained in the notes to the condensed consolidated financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Significant accounting policies are described in Note A to the financial statements included in Item 7 of the Company’s Form 10-K as of March 31, 2008.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets, and realization of amounts held in escrow.

3.	Fair Value Measurement

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” on April 1, 2008.  SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Under SFAS No. 157, the Company’s cash and cash equivalents, which had a balance of approximately $5,635,000, was required to be measured at fair value at June 30, 2008 and the balance was included in Level 1 inputs.

4.	Stock Based Compensation

The Company’s condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 include $36,000 and $35,000, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements for employee and non-employee director awards.  As of June 30, 2008, the total amount of unrecognized stock-based compensation expense was approximately $321,000, which will be recognized over a weighted average period of 2.0 years.

5.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the three months ended June 30, 2008 and 2007, the Company recognized approximately $13,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2008	March 31, 2008
Raw materials	$148	$74
Work in progress	31	3
Finished goods	106	72
Total inventories	$285	$149

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2008	March 31, 2008
Land	$500	$500
Building	2,666	2,652
Machinery, equipment and tooling	1,210	1,180
Construction in progress	190	-
Furniture, fixtures and office equipment	278	268
	4,844	4,600
Less: accumulated depreciation and amortization	(1,363)	(1,261)
	$3,481	$3,339

For the three months ended June 30, 2008 and 2007, depreciation expense was $102,000 and $71,000, respectively.

8.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of June 30, 2008 and 2007, potentially dilutive shares of 3,744,471 and 6,292,999, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

9.	Stockholders’ Equity

The Company, originally incorporated as a Massachusetts corporation at inception, was reincorporated as a Delaware corporation, as approved by the Company’s stockholders, in October 2007.  As a result of the reincorporation, the par value of the Company’s common stock, which was previously $0.01 per share, is now $0.001 per share.  Accordingly, the stockholders’ equity section of both condensed consolidated balance sheets presented reflects the change in par value.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options and Warrants

In connection with a financing transacted in December 2004, the Company issued warrants to investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  In addition, the placement agent was issued warrants to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  Warrants for 140,000 shares of common stock, having an exercise price of $2.40, expired on July 11, 2008 without exercise.

On March 31, 2008, the Company issued warrants to the investment bankers who assisted in the sale of CDT to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

The Company issued no shares of common stock during the three months ended June 30, 2008 and 2007, as a result of the exercise of options by employees and consultants.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  Since June 2001, the Company has purchased a total of 174,687 shares.  During the three months ended June 30, 2008 and 2007 the Company repurchased no shares of the Company’s common stock.

10.	Income Taxes

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

For the three months ended June 30, 2008 and 2007, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

11.	Investment in CorNova

As of March 31, 2008 and 2007, CardioTech had a 15% and 16% ownership interest, respectively, in the outstanding common and preferred stock of CorNova.  CardioTech has accounted for its investment in CorNova using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  During the three months ended June 30, 2008 and 2007, the Company recorded no additional losses from its equity ownership in CorNova as the Company’s investment in CorNova was $0 as of March 31, 2007.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

12.	Discontinued Operations

Gish Biomedical, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying condensed consolidated statements of operations present the results of Gish as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Gish in June 2007.  The Company executed the Gish Purchase Agreement on July 3, 2007, effective as of June 30, 2007, and closed on July 6, 2007.  The Company has (i) eliminated Gish’s financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The current liabilities of discontinued operations as of June 30, 2008 is comprised of the amounts owed to Medos due to the change in the stockholder’s equity of Gish from March 31, 2007 through June 30, 2007 in accordance with the terms of the Gish Purchase Agreement.

Condensed results of operations relating to Gish for the three months ended June 30, 2007 are as follows:

Three Months Ended
(in thousands)	June 30, 2007
Revenues	$3,849
Gross margin	815
Loss from discontinued operations	(309)
Loss on sale of Gish	(1,178)
Net loss from discontinued operations	(1,487)

Catheter and Disposables Technology, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying condensed consolidated statements of operations present the results of CDT as discontinued operations.  As noted above, the Company executed the CDT Purchase Agreement and simultaneously closed the transaction on March 28, 2008.  The Company has (i) eliminated CDT’s financial results from its ongoing operations, (ii) determined that CDT, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the CDT financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of CDT or cash flows from CDT after the sale.

Condensed results of operations relating to CDT for the three months ended June 30, 2007 are as follows:

Three Months Ended
(in thousands)	June 30, 2007
Revenues	$835
Gross margin	(2)
Loss from discontinued operations	(246)

13.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 5.”  The pronouncement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  The pronouncement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe SFAS No. 160 will have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its results of operations, financial position or cash flow.

CARDIOTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Contingencies

As previously reported by the Company, in late 2007 the Company was advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii). Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

We also have an antimicrobial extension line that complements the ChronoFlex® and HydroMed™ product families.  Through proprietary manufacturing techniques, we have produced materials which allow for full homogenous dispersion throughout the polymer, thus resulting in long lasting and consistent activity and the prevention of leaching.  The end result is a technologically advanced antimicrobial material which reduces the potential for foreign body patient infections is less susceptible to bacterial growth and biofilm formations.

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

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, located in Minnesota, is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Note 12 to Notes to Condensed Consolidated Financial Statements appearing elsewhere herein).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Note 12 to Notes to Condensed Consolidated Financial Statements appearing elsewhere herein).

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

In June 2008, in connection with our re-branding launch, we formed AdvanSource Biomaterials Corporation, a wholly-owned subsidiary, as an initial step in our ongoing efforts to better reflect our strategic plan.   As part of this re-branding effort, we are reorganizing our product line.  At the same time, we launched a new website at www.AdvBiomaterials.com.  The information available on or through our website is not a part of this report on Form 10-Q.

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

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement, as described above, if any. The realization of the escrow fund is contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds being held in escrow is not included in the calculation of the loss on sale of Gish of $1.2 million.

As previously reported by the Company, in late 2007 the Company was advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

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

After transaction expenses and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.  We also incurred an additional non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us.  Assuming the disbursement to us of all funds held in escrow after March 28, 2009, up to an additional $240,000 may be realized.

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

Manufacturing Operations

We manufacture polymers at our Massachusetts facility.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 vs. June 30, 2007

Revenues

The following table presents revenues for the three months ended June 30,

	2008		2007
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$313	35.8%	$354	41.5%
Royalties and development fees	561	64.2%	498	58.5%
	$874	100.0%	$852	100.0%

Product sales of our biomaterials for the three months ended June 30, 2008 were $313,000 as compared with $354,000 for the comparable prior year period, a decrease of $41,000, or 11.6%.  The decrease in product sales is primarily a result of fewer biomaterial shipments to existing customers and larger shipments to a single customer in the prior-year period.  As part of the Company’s re-branding efforts launched in June 2008, biomaterials will be categorized into standard and customized products to better meet customer specifications for biomaterials properties and characteristics.

Royalties and development fees for the three months ended June 30, 2008 were $561,000 as compared with $498,000 for the comparable prior year period, an increase of $63,000 or 12.7%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the three months ended June 30, 2008 is a result of increased shipments of existing and new products to one manufacturer.

Gross Margin

The following table presents gross margin for the three months ended June 30,

	2008		2007
(in thousands)	Gross Margin	% of Revenues	Gross Margin	% of Revenues
Gross margin	$527	60.3%	$677	79.5%

Gross margin (including royalty and development fees) for the three months ended June 30, 2008 was $527,000, or 60.3% of revenues, compared with $677,000, or 79.5% of revenues, for the comparable prior year period.  Gross margin (excluding royalty and development fees) for the three months ended June 30, 2008 was ($34,000), or (10.9%) of revenues, compared with $179,000, or 50.6% of revenues, for the comparable prior year period.  The decrease in gross margin is primarily due to i) scrap incurred in the production of biomaterials, and ii) increased overhead costs resulting from additional staffing and other costs intended as an investment to improve our manufacturing processes and quality systems, in the three months ended June 30, 2008.

Research, Development and Regulatory Expenses

The following table presents research and development expenses for the three months ended June 30,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Research, development and regulatory	$183	20.9%	$230	27.0%

Research, development and regulatory expenses for the three months ended June 30, 2008 were $183,000 as compared with $230,000 for the comparable prior year period, a decrease of $47,000 or 20.4%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We added staff, primarily polymer chemists, to support development activities in the three months ended June 30, 2008.  These individuals work on a variety of projects, including production support.  During the three months ended June 30, 2007, research, development and regulatory expenses included approximately $86,000 of salary paid to the former Chairman and CEO of the Company who was providing services as a special science advisor.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses for the three months ended June 30,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Selling, general and administrative	$924	105.7%	$550	64.6%

Selling, general and administrative expenses for the three months ended June 30, 2008 were $924,000 as compared with $550,000 for the comparable prior year period, an increase of $374,000 or 68.0%.  The increase is attributable, in part, to incremental legal, professional and recruiting fees; the hire of our first-time Global Sales Director for materials science and significant expansion of marketing and branding initiatives.

Interest Income

Interest income for the three months ended June 30, 2008 was $21,000, as compared with $8,000 for the comparable prior year period, an increase of $13,000 or 162.5%.  The increase is primarily due to an increase in interest income for the three months ended June 30, 2008 as a result of higher average cash and cash equivalent balances in the three months ended June 30, 2008.

Net Loss from Discontinued Operations

During the three months ended June 30, 2008, net loss from discontinued operations was $1,733,000; and was composed of i) loss from discontinued operations of approximately $555,000 due to the sales of Gish and CDT and ii) loss on sale of Gish of approximately $1.2 million.

Liquidity and Capital Resources

As previously reported by the Company, in late 2007 the Company was advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii). Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

As of June 30, 2008, we had cash and cash equivalents of $5.6 million, a decrease of $1.1 million when compared with a balance of $6.7 million as of March 31, 2008.

During the three months ended June 30, 2008, we had net cash outflows of $1.0 million from operating activities of continuing operations as compared to net cash inflows from continuing operations of approximately $89,000 for the comparable prior year period.  The approximate $1.1 million increase in net cash outflows used in operating activities of continuing operations during the three months ended June 30, 2008, as compared to the comparable prior year period, was primarily a result of the $464,000 increase in net loss from continuing operations and cash used from increases in accounts receivable-trade and inventories and a decrease in accounts payable and accrued expenses.

During the three months ended June 30, 2008, we had net cash outflows of $88,000 from investing activities of continuing operations primarily due to net purchases of approximately $54,000 of property, plant and equipment.

At June 30, 2008, we had no debt.  We believe our June 30, 2008 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

Our future growth may depend upon our ability to raise capital to support research and development activities and to market and sell our vascular graft technology, specifically the coronary artery bypass graft.  We may require substantial funds for further research and development, future pre-clinical and clinical trials, regulatory approvals, resolution of the indemnity claims by Medos, establishment of commercial-scale manufacturing capabilities, and the marketing of our products.  Our capital requirements depend on numerous factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 5.”  The pronouncement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  The pronouncement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe SFAS No. 160 will have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its results of operations, financial position or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

The certificates of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported by the Company, in late 2007 the Company was advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1 million of purchase price from the sale of Gish will remain in escrow.

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.

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

Dated:  August 13, 2008