Form 10-Q
period 2008-11-13
AdvanSource Biomaterials Corp
filed 2008-11-13
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                 to

Commission File Number: 0-28034

AdvanSource Biomaterials Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

(978) 657-0075
(Registrant’s telephone number, including area code)

CardioTech International, Inc.
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

As of November 11, 2008, there were 21,125,988 shares of the registrant’s Common Stock  outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2008 and March 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signatures	26

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,448	$6,733
Accounts receivable-trade, net of allowance of $5 and $6 as of September 30, 2008 and March 31, 2008, respectively	71	46
Accounts receivable-other	541	480
Inventories	264	149
Prepaid expenses and other current assets	187	149
Total current assets	6,511	7,557
Property, plant and equipment, net	3,432	3,339
Goodwill	487	487
Other assets	18	178
Total assets	$10,448	$11,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$350	$370
Accrued expenses	417	698
Deferred revenue	117	148
Current liabilities of discontinued operations	149	149
Total current liabilities	1,033	1,365
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2008 and March 31, 2008	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,125,988 shares and 21,067,313 issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	21	21
Additional paid-in capital	38,671	38,566
Accumulated deficit	(29,277)	(28,391)
Total stockholders' equity	9,415	10,196
Total liabilities and stockholders' equity	$10,448	$11,561

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Product sales	$409	$77	$722	$431
Royalties and development fees	580	448	1,141	946
	989	525	1,863	1,377
Cost of sales	380	334	727	509
Gross profit	609	191	1,136	868
Operating expenses:
Research, development and regulatory	231	313	414	543
Selling, general and administrative	722	871	1,646	1,421
	953	1,184	2,060	1,964
Loss from operations	(344)	(993)	(924)	(1,096)
Interest income	17	97	38	105
Net loss from continuing operations	(327)	(896)	(886)	(991)
Loss from discontinued operations of Gish and CDT	-	(346)	-	(901)
Income (loss) on sale of Gish	-	5	-	(1,173)
Net loss from discontinued operations	-	(341)	-	(2,074)
Net loss	$(327)	$(1,237)	$(886)	$(3,065)
Net loss per common share, basic and diluted:
Net loss per common share, continuing operations	$(0.02)	$(0.04)	$(0.04)	$(0.05)
Net loss per common share, discontinued operations	-	(0.02)	-	(0.10)
Net loss per common share	$(0.02)	$(0.06)	$(0.04)	$(0.15)
Shares used in computing net loss per common share, basic and diluted	21,084	20,043	21,076	20,037

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	For The Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(886)	$(3,065)
Less: Net loss from discontinued operations	-	2,074
Net loss from continuing operations	(886)	(991)
Adjustments to reconcile net loss to net cash flows:
Depreciation	208	146
Provision for inventory obsolescence	10	-
Share-based compensation	80	117
Changes in assets and liabilities:
Accounts receivable-trade	(25)	114
Accounts receivable-other	(61)	117
Inventories	(125)	16
Prepaid expenses and other current assets	(38)	(91)
Accounts payable	(20)	68
Accrued expenses	(281)	103
Deferred revenue	(31)	(30)
Net cash flows used in operating activities of continuing operations	(1,169)	(431)
Net cash flows used in operating activities of discontinued operations	-	(1,510)
Net cash flows used in operating activities	(1,169)	(1,941)
Cash flows from investing activities:
Purchases of property, plant and equipment	(152)	(274)
Proceeds from sale of Gish, net of transaction costs	-	6,051
Decrease (increase) in other assets	11	(74)
Net cash flows (used in) provided by investing activities of continuing operations	(141)	5,703
Net cash flows used in investing activities of discontinued operations	-	(333)
Net cash flows (used in) provided by investing activities	(141)	5,370
Cash flows from financing activities:
Net proceeds from issuance of common stock	25	31
Net cash flows provided by financing activities	25	31
Net change in cash and cash equivalents	(1,285)	3,460
Cash and cash equivalents at beginning of period	6,733	4,066
Cash and cash equivalents at end of period	$5,448	$7,526

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AdvanSource Biomaterials Corporation, formerly CardioTech International, Inc. (“AdvanSource” or the “Company”) develops advanced polymer materials which provide critical characteristics in the design and development of medical devices. The Company’s biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states. The Company’s business model leverages its proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

The Company’s leading edge technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, have been developed to overcome a wide range of design and functional challenges such as the need for dimensional stability, ease of manufacturability and demanding physical properties to overcome environmental stress cracking and providing heightened lubricity for ease of insertion.  The Company’s new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

In June 2008, the Company reorganized its product line as part of its re-branding effort.  At the Company’s 2008 annual meeting of stockholders on October 15, 2008, the Company’s stockholders approved the change of the Company’s name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation to better reflect its strategic plan.

The Company is conducting a clinical trial in Europe for CardioPass™, its synthetic coronary bypass graft.

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of September 30, 2008.  The Company believes that it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all.  If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

In connection with the sale of Gish, the Company entered into a non-exclusive, royalty-free license (the “License Agreement”) with Gish which provides for its use of certain patented technology of Gish in the Company’s products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  The Company has determined the License Agreement has de minimus value and, accordingly, no value has been ascribed to the license.

After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, which disbursement is not assured, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount has not been paid to Medos, and is reflected as a current liability of discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2008 and March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through September 30, 2007.  Under the terms of the Gish Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), its former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits. Pursuant to the terms of the CDT Purchase Agreement, the Company placed $240,000 in escrow as a reserve for its indemnification obligations to Tacpro, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to the Company on March 28, 2009.  The $240,000 of proceeds being held in escrow is not included in the calculation of the loss on sale of CDT of $690,000 as previously reported.

After transaction expenses and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.  The Company also incurred an additional non-cash expense of $76,000

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

related to warrants issued in connection with an investment bank that advised the Company on the transaction.  Assuming the disbursement to the Company of all funds held in escrow after March 28, 2009, up to an additional $240,000 may be realized.

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  As of September 30, 2008, the Company owns common stock in CorNova and has an approximate 13% ownership interest in the outstanding common and preferred stock of CorNova (See Note 11).

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations for the three and six months ended September 30, 2008 and cash flows for the six months ended September 30, 2008 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended March 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

The balance sheet at March 31, 2008 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany balances have been eliminated in consolidation.  As a result of the sale of Gish and CDT, the Company’s financial statements reflect the statement of operations of Gish and CDT as discontinued operations for the three and six months ended September 30, 2007.  Additionally, the related information contained in the notes to the condensed consolidated financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Significant accounting policies are described in Note A to the financial statements included in Item 7 of the Company’s Form 10-K as of March 31, 2008.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation for goodwill and acquired intangible assets, realization of amounts held in escrow, and the outcome of certain claims against the Company in connection with its disposal of Gish.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Under SFAS No. 157, the Company’s cash and cash equivalents, which had a balance of approximately $5,448,000, was required to be measured at fair value at September 30, 2008 and the balance was included in Level 1 inputs.

4.	Goodwill

At September 30, 2008, the Company had $487,000 of goodwill, which was attributable to the Company’s only reporting unit.  In assessing the recoverability of goodwill, the Company must make assumptions in determining the fair value of the reporting unit by estimating future cash flows and considering other factors, including its stock price, other similar public companies, negative industry reports and economic conditions.  If those estimates or their related assumptions change in the future, the Company may be required to record impairment charges.  Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test its intangible assets for impairment on an annual basis.  In the fourth quarter of the fiscal year ended March 31, 2008, the Company completed its annual review of goodwill.  As a result of this review, the Company determined the fair value of the one reporting unit, for which goodwill remains, exceeded its carrying amount and, therefore, no goodwill impairment existed as of March 31, 2008.  Management believes, based upon continuing evaluations, that no goodwill impairment exists as of September 30, 2008.  However, the Company may be required to perform impairment testing more frequently if certain indicators are present or changes in circumstances suggest impairment may exist.

5.	Stock Based Compensation

The Company’s condensed consolidated statements of operations include compensation costs related to the Company’s stock-based compensation arrangements for employee and non-employee director awards and employee participation in the Company’s employer stock purchase plan in the amount of $44,000 and $82,000 for the three months ended September 30, 2008 and 2007, respectively, and $80,000 and $117,000 for the six months ended September 30, 2008 and 2007, respectively.  There was no income tax benefit related to these costs.  As of September 30, 2008, the total amount of unrecognized stock-based compensation expense was approximately $267,000, which will be recognized over a weighted average period of 2.01 years.

6.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the six months ended September 30, 2008 and 2007, the Company recognized approximately $25,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

7.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2008	March 31, 2008
Raw materials	$107	$74
Work in progress	34	3
Finished goods	123	72
Total inventories	$264	$149

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2008	March 31, 2008
Land	$500	$500
Building	2,705	2,652
Machinery, equipment and tooling	1,419	1,180
Furniture, fixtures and office equipment	277	268
	4,901	4,600
Less: accumulated depreciation and amortization	(1,469)	(1,261)
	$3,432	$3,339

For the six months ended September 30, 2008 and 2007, depreciation expense was $208,000 and $146,000, respectively.

9.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of September 30, 2008 and 2007, potentially dilutive shares of 3,813,721 and 6,144,149, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

10.	Stockholders’ Equity

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

Common Stock Options and Warrants

In connection with a financing transacted in December 2004, the Company issued warrants to investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  In addition, the placement agent was issued warrants to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of the Company’s common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  Warrants for 140,000 shares of common stock, having an exercise price of $2.40, expired on July 11, 2008 without exercise.

On March 31, 2008, the Company issued warrants to the investment bankers who assisted in the sale of CDT to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

During the three and six months ended September 30, 2008, the Company issued no shares of common stock, as a result of the exercise of options by employees or non-employees.  During each of the three and six month periods ended September 30, 2007, the Company issued 40,000 shares of common stock, as a result of the exercise of options by a former employee, generating cash proceeds of approximately $31,000.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In September 2008, the Company issued 58,675 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $25,000.  In connection with this share issuance, the Board of Directors approved an amendment to the ESP Plan which permanently increased to 23,000 the number of shares issuable to any one employee during a semi-annual offering period.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s common stock.  In June 2004, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company’s common stock.  The Company announced that purchases may be made from time-to-time in the open market, privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management.  Since June 2001, the Company has purchased a total of 174,687 shares.  During the six months ended September 30, 2008 and 2007 the Company repurchased no shares of the Company’s common stock.

11.	Income Taxes

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

For the three and six months ended September 30, 2008 and 2007, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

12.	Investment in CorNova

As of September 30, 2008, AdvanSource had a 13% ownership interest in the outstanding common and preferred stock of CorNova.  AdvanSource has accounted for its investment in CorNova using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  During the three and six months ended September 30, 2008 and 2007, the Company recorded no additional losses from its equity ownership in CorNova as the carrying value of the Company’s investment in CorNova was $0 as of March 31, 2007.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

13.	Discontinued Operations

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

The current liabilities of discontinued operations as of September 30, 2008 is comprised of the amounts owed to Medos due to the change in the stockholder’s equity of Gish from March 31, 2007 through June 30, 2007 in accordance with the terms of the Gish Purchase Agreement.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed results of operations relating to Gish for the six months ended September 30, 2007 are as follows (in thousands):

Revenues	$3,849
Gross margin	815
Loss from discontinued operations	(309)
Loss on sale of Gish	(1,173)
Net loss from discontinued operations	(1,482)

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

Condensed results of operations relating to CDT for the three and six months ended September 30, 2007 are as follows:

(in thousands)	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Revenues	$927	$1,762
Gross margin	(126)	(128)
Loss from discontinued operations	(346)	(592)

14.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 5.”  The pronouncement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  The pronouncement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe SFAS No. 160 will have a material impact on its results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The current hierarchy under U.S GAAP, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements ahead of Financial Accounting Concepts.  The FASB believes that the U.S. GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP.  Accordingly, the FASB concluded that the U.S. GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its results of operations, financial position or cash flow.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Contingencies

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

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

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

Overview

We develop advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  Our business model leverages our proprietary materials science technology and manufacturing expertise in order to expand our product sales and royalty and license fee income.  All of our products are manufactured at our headquarters in Massachusetts.

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

We also have an antimicrobial extension line that complements the ChronoFlex® and HydroMed™ product families.  Through proprietary manufacturing techniques, we have produced materials which allow for full homogenous dispersion throughout the polymer, thus resulting in long lasting and consistent activity and the prevention of leaching.  The end result is a technologically advanced antimicrobial material which reduces the potential for foreign body patient infections and is less susceptible to bacterial growth and biofilm formations.

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

History

We were founded in 1993 as CardioTech International, Inc., a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of our common stock, which PMI owned, to PMI stockholders of record.  Our materials science technology is principally based upon the ChronoFlexTM proprietary polymers which represent our core technology.

In July 1999, we acquired the assets of Tyndale-Plains Hunter, Ltd., a manufacturer of specialty hydrophilic polyurethanes.

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, located in Minnesota, is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Notes 1 and 12 to Notes to Condensed Consolidated Financial Statements appearing elsewhere herein).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Notes 1 and 12 to Notes to Condensed Consolidated Financial Statements appearing elsewhere herein).

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and AdvanSource.  We currently have a 13% equity interest in the issued and outstanding common and preferred stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

At our 2007 Annual Meeting, our stockholders approved our reincorporation from Massachusetts to Delaware.  Our Articles of Charter Surrender in Massachusetts and Certificate of Incorporation and Certificate of Conversion in Delaware were effective as of October 26, 2007.

In June 2008, we reorganized our product line as part of our re-branding effort and launched a new website at www.advbiomaterials.com.  At our 2008 annual meeting of stockholders on October 15, 2008, our stockholders approved the change of our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation to better reflect our strategic plan.  Our Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware effecting this name change was effective October 15, 2008.  The information available on or through our website is not a part of this report on Form 10-Q.

Sale of Gish and CDT

On July 6, 2007, we completed the sale of Gish Biomedical, Inc. (“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

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

As previously reported by us, in late 2007 we were advised by Medos that Medos might assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised us that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  We advised Medos that we believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.2 million and include allegations that (i) we  breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

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

After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to us of all funds held in escrow after July 5, 2008, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of September 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through March 31, 2008.  Under the terms of the Gish Purchase Agreement, we retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT“) our former wholly-owned subsidiary, that is a contract manufacturer and provider of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits. Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro, if any, as described above.  The escrowed amount, less any agreed upon amount necessary to satisfy any indemnification obligations, may be made available to us on March 28, 2009.  The $240,000 of proceeds being held in escrow is not included in the calculation of the loss on sale of CDT of $690,000 as previously reported.

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

We have received a Certificate of Product Export from the U.S. Food and Drug Administration that allows us to send 4 mm grafts to the site.

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 vs. September 30, 2007

Revenues

The following table presents revenues for the three months ended September 30,

	2008		2007
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$409	41.4%	$77	14.7%
Royalties and development fees	580	58.6%	448	85.3%
	$989	100.0%	$525	100.0%

Product sales of our biomaterials for the three months ended September 30, 2008 were $409,000 as compared with $77,000 for the comparable prior year period, an increase of $332,000, or 431.2%.  The increase in product sales is primarily a result of additional shipments of our biomaterials to new and existing customers.  This increase is due in part to the hire of a Global Sales Director in January 2008.  During the three months ended September 30, 2007, shipments were reduced due to our inability at that time to produce certain polymers that consistently met certain internal specifications.  As part of the Company’s re-branding efforts launched in June 2008, our biomaterials are now categorized as standard, specialized and customized products to better meet customer specifications for biomaterials properties and characteristics.

Royalties and development fees for the three months ended September 30, 2008 were $580,000 as compared with $448,000 for the comparable prior year period, an increase of $132,000 or 29.5%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the three months ended September 30, 2008 is a result of increased shipments of such products by one manufacturer to its customers.

Gross Profit

The following table presents gross profit for the three months ended September 30,

	2008		2007
(in thousands)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross profit	$609	61.6%	$191	36.4%

Gross profit (including royalty and development fees) for the three months ended September 30, 2008 was $609,000, or a 61.6% gross margin, compared with $191,000, or a 36.4% gross margin, for the comparable prior year period.  Gross profit (excluding royalty and development fees) for the three months ended September 30, 2008 was $29,000, or a 7.1% gross margin, compared with ($257,000), or a (333.8%) gross margin, for the comparable prior year period.  The increase in gross profit is primarily due to higher shipping levels during the three months ended September 30, 2008.

Research, Development and Regulatory Expenses

The following table presents research and development expenses for the three months ended September 30,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Research, development and regulatory	$231	23.4%	$313	59.6%

Research, development and regulatory expenses for the three months ended September 30, 2008 were $231,000 as compared with $313,000 for the comparable prior year period, a decrease of $82,000 or 26.2%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  These individuals work on a variety of projects, including production support.  During the three months ended September 30, 2007, research, development and regulatory expenses included recruiting fees, a higher level of costs related to the CardioPass trial and approximately $36,000 of salary related to the former Chairman and CEO of the Company who was providing services as a special science advisor through August 2007.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses for the three months ended September 30,
(in thousands)	2008	% of Revenues	2007	% of Revenues
Selling, general and administrative	$722	73.0%	$871	165.9%

Selling, general and administrative expenses for the three months ended September 30, 2008 were $722,000 as compared with $871,000 for the comparable prior year period, a decrease of $149,000 or 17.1%.  Expenses for the three months ended September 30, 2007 were higher primarily due to: (i) professional fees related to strategic and branding initiatives; (ii) recruiting fees related to the hire of a first-time Global Sales Director; and (iii) share-based compensation expense in connection with stock options granted during the period.

Interest Income

Interest income for the three months ended September 30, 2008 was $17,000, as compared with $97,000 for the comparable prior year period, a decrease of $80,000 or 82.5%.  The decrease is primarily due to lower average cash and cash equivalent balances and interest rates during the three months ended September 30, 2008.

Net Loss from Discontinued Operations

During the three months ended September 30, 2007, net loss from discontinued operations was ($341,000) and was composed of:  (i) loss from discontinued operations of approximately ($346,000) due to the sale of CDT and (ii) an adjustment gain on sale of Gish of approximately $5,000.

Six Months Ended September 30, 2008 vs. September 30, 2007

Revenues

The following table presents revenues for the six months ended September 30,

	2008		2007
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$722	38.8%	$431	31.3%
Royalties and development fees	1,141	61.2%	946	68.7%
	$1,863	100.0%	$1,377	100.0%

Product sales of our biomaterials for the six months ended September 30, 2008 were $722,000 as compared with $431,000 for the comparable prior year period, an increase of $291,000, or 67.5%.  The increase in product sales is primarily a result of additional shipments of our biomaterials to existing and new customers.  This increase is due in part from the hire of a Global Sales Director in January 2008.  As described above, shipments were reduced during the three months ended September 30, 2007 due to our inability at that time to produce certain polymers that consistently met certain internal specifications.

Royalties and development fees for the six months ended September 30, 2008 were $1,141,000 as compared with $946,000 for the comparable prior year period, an increase of $195,000 or 20.6%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the six months ended September 30, 2008 is a result of increased shipments of such products by one manufacturer to its customers.

Gross Profit

The following table presents gross margin for the six months ended September 30,

	2008		2007
(in thousands)	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross profit	$1,136	61.0%	$868	63.0%

Gross profit (including royalty and development fees) for the six months ended September 30, 2008 was $1,136,000, or a 61.0% gross margin, compared with $868,000, or a 63.0% gross margin, for the comparable prior year period.  Gross profit (excluding royalty and development fees) for the six months ended September 30, 2008 was ($5,000), or a (0.7%) gross margin, compared with ($78,000), or an (18.1%) gross margin, for the comparable prior year period.  The increase in gross profit is primarily due to i) a higher level of scrap costs incurred in the production of biomaterials during the six months ended September 30, 2007, and ii) to higher shipping levels during the six months ended September 30, 2008.

Research, Development and Regulatory Expenses

The following table presents research and development expenses for the six months ended September 30,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Research, development and regulatory	$414	22.2%	$543	39.4%

Research, development and regulatory expenses for the six months ended September 30, 2008 were $414,000 as compared with $543,000 for the comparable prior year period, a decrease of $129,000 or 23.8%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  These individuals work on a variety of projects, including production support.  During the six months ended September 30, 2007, research, development and regulatory expenses included approximately $122,000 of salary related to the former Chairman and CEO of the Company who was providing services as a special science advisor through August 2007.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses for the six months ended September 30,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Selling, general and administrative	$1,646	88.4%	$1,421	103.2%

Selling, general and administrative expenses for the six months ended September 30, 2008 were $1,646,000 as compared with $1,421,000 for the comparable prior year period, an increase of $225,000 or 15.8%.  The increase is attributable, in part, to the hire of our first-time Global Sales Director; significant expansion of marketing, sales and branding initiatives; and additional professional fees.

Interest Income

Interest income for the six months ended September 30, 2008 was $38,000, as compared with $105,000 for the comparable prior year period, a decrease of $67,000 or 63.8%.  The decrease is primarily due to lower average cash and cash equivalent balances and interest rates during the six months ended September 30, 2008.

Net Loss from Discontinued Operations

During the six months ended September 30, 2008, net loss from discontinued operations was $2,074,000 and was composed of i) loss from discontinued operations of approximately $901,000 from Gish and CDT and ii) loss on sale of Gish of approximately $1,173,000.

Liquidity and Capital Resources

As previously reported by us, in late 2007 we were advised by Medos that Medos might assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised us that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  We advised Medos that we believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.2 million and include allegations that (i) we breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii). Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

As of September 30, 2008, we had cash and cash equivalents of $5.4 million, a decrease of $1.3 million when compared with a balance of $6.7 million as of March 31, 2008 and a decrease of $187,000 when compared with a balance of $5.6 million as of June 30, 2008.

During the six months ended September 30, 2008, we had net cash outflows of $1.17 million from operating activities of continuing operations as compared to net cash outflows from continuing operations of approximately $431,000 for the comparable prior year period.  The approximate $738,000 increase in net cash outflows used in operating activities of continuing operations during the six months ended September 30, 2008, as compared to the comparable prior year period, was primarily a result of cash used for an increase in inventories and a decrease in accrued expenses.

During the six months ended September 30, 2008, we had net cash outflows of $141,000 from investing activities of continuing operations compared to net cash inflows of $5.7 million in the comparable prior year period.  The net cash inflows for the six months ended September 30, 2007 was primarily due to $6.05 million in net proceeds from the sale of Gish.

We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of September 30, 2008.  We believe we have the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all.  If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

The certificates of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.2 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intends to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  Until these claims by Medos are resolved, the $1 million of purchase price from the sale of Gish will remain in escrow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1	Employee Stock Purchase Plan of the Company (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A on August 30, 2007).

10.2	First Amendment to the Company’s Employee Stock Purchase Plan effective as of October 16, 2007.

10.3	Second Amendment to the Company’s Employee Stock Purchase Plan effective as of August 26, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvanSource Biomaterials Corporation

By:  /s/ Michael F. Adams
Michael F. Adams
President & Chief Executive Officer

By:  /s/ Eric G. Walters
Eric G. Walters
Vice President & Chief Financial Officer

Dated:  November 13, 2008