Form 10-Q
period 2008-12-31
AdvanSource Biomaterials Corp
filed 2009-02-17
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of February 13, 2009, there were 21,125,988 of the registrant’s Common Stock  outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2008 and March 31, 2008	3
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23-24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25-26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27

2.

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,810	$6,733
Accounts receivable-trade, net of allowance of $5 and $6 as of December 31, 2008 and March 31, 2008, respectively	50	46
Accounts receivable-other	580	480
Inventories	306	149
Prepaid expenses and other current assets	116	149
Total current assets	5,862	7,557
Property, plant and equipment, net	3,351	3,339
Goodwill	-	487
Other assets	13	178
Total assets	$9,226	$11,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145	$370
Accrued expenses	417	698
Deferred revenue	64	148
Current liabilities of discontinued operations	149	149
Total current liabilities	775	1,365
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2008 and March 31, 2008	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,125,988 shares and 21,067,313 issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	21	21
Additional paid-in capital	38,706	38,566
Accumulated deficit	(30,276)	(28,391)
Total stockholders' equity	8,451	10,196
Total liabilities and stockholders' equity	$9,226	$11,561

3.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2008	2007	2008	2007

Revenues:
Product sales	$131	$356	$853	$786
Royalties and development fees	557	459	1,698	1,405
	688	815	2,551	2,191
Cost of sales	344	333	1,071	841
Gross profit	344	482	1,480	1,350
Operating expenses:
Research, development and regulatory	153	235	567	777
Selling, general and administrative	712	948	2,358	2,370
Impairment of goodwill	487	-	487	-
	1,352	1,183	3,412	3,147
Loss from operations	(1,008)	(701)	(1,932)	(1,797)
Interest income	8	70	47	175
Net loss from continuing operations	(1,000)	(631)	(1,885)	(1,622)
Loss from discontinued operations of Gish and CDT	-	(699)	-	(1,600)
Loss on sale of Gish	-	-	-	(1,173)
Net loss from discontinued operations	-	(699)	-	(2,773)
Net loss	$(1,000)	$(1,330)	$(1,885)	$(4,395)
Net loss per common share, basic and diluted:
Net loss per common share, continuing operations	$(0.05)	$(0.03)	$(0.09)	$(0.08)
Net loss per common share, discontinued operations	-	(0.03)	-	(0.14)
Net loss per common share	$(0.05)	$(0.06)	$(0.09)	$(0.22)
Shares used in computing net loss per common share, basic and diluted	21,126	20,695	21,092	20,257

4.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	For The Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,885)	$(4,395)
Less: Net loss from discontinued operations	-	2,773
Net loss from continuing operations	(1,885)	(1,622)
Adjustments to reconcile net loss to net cash flows:
Depreciation	292	241
Provision for inventory obsolescence	10	-
Impairment of goodwill	487	-
Share-based compensation	115	324
Changes in assets and liabilities:
Accounts receivable-trade	(4)	(116)
Accounts receivable-other	(100)	105
Inventories	(167)	(48)
Prepaid expenses and other current assets	33	(56)
Accounts payable	(225)	(79)
Accrued expenses	(281)	114
Deferred revenue	(84)	104
Net cash flows used in operating activities of continuing operations	(1,809)	(1,033)
Net cash flows used in operating activities of discontinued operations	-	(2,331)
Net cash flows used in operating activities	(1,809)	(3,364)
Cash flows from investing activities:
Purchases of property, plant and equipment	(155)	(664)
Proceeds from sale of Gish, net of transaction costs	-	6,051
Decrease (increase) in other assets	16	(73)
Net cash flows (used in) provided by investing activities of continuing operations	(139)	5,294
Net cash flows used in investing activities of discontinued operations	-	(312)
Net cash flows (used in) provided by investing activities	(139)	5,002
Cash flows from financing activities:
Net proceeds from issuance of common stock	25	948
Net cash flows provided by financing activities	25	948
Net change in cash and cash equivalents	(1,923)	2,586
Cash and cash equivalents at beginning of period	6,733	4,066
Cash and cash equivalents at end of period	$4,810	$6,652

5.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company’s technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, have been developed to overcome a wide range of design and functional challenges such as the need for dimensional stability, ease of manufacturability and demanding physical properties to overcome environmental stress cracking and providing heightened lubricity for ease of insertion.  The Company’s new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

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

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of December 31, 2008.  The Company believes that it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all.  If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

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

6.

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

After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to the Company of all funds held in escrow after July 5, 2008, which disbursement is not assured, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount has not been paid to Medos, and is reflected as a current liability of discontinued operations in the accompanying condensed consolidated balance sheets as of December 31, 2008 and March 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish through December 31, 2007.  Under the terms of the Gish Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

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

7.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

related to warrants issued in connection with an investment bank that advised the Company on the transaction.  Assuming the disbursement to the Company of all funds held in escrow after March 28, 2009, up to an additional $240,000 may be realized.

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  As of December 31, 2008, the Company owns common stock in CorNova and has an approximate 13% ownership interest in the outstanding common and preferred stock of CorNova (See Note 12).

2.	Interim Financial Statements and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations for the three and nine months ended December 31, 2008 and cash flows for the nine months ended December 31, 2008 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended March 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

The balance sheet at March 31, 2008 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany balances have been eliminated in consolidation.  As a result of the sale of Gish and CDT, the Company’s financial statements reflect the statement of operations of Gish and CDT as discontinued operations for the three and nine months ended December 31, 2007.  Additionally, the related information contained in the notes to the condensed consolidated financial statements includes those of the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

The Company’s investment in CorNova is accounted for using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Significant accounting policies are described in Note A to the financial statements included in Item 7 of the Company’s Form 10-K as of March 31, 2008.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation of goodwill and property and equipment, realization of amounts held in escrow, and the outcome of certain claims against the Company in connection with its disposal of Gish.

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

8.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Under SFAS No. 157, the Company’s cash and cash equivalents, which had a balance of approximately $4,810,000, was required to be measured at fair value at December 31, 2008 and the balance was included in Level 1 inputs.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  The deferral applies to nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reporting units measured at fair value in the first step of a goodwill impairment test as described in paragraph 10 of SFAS No. 142, “Goodwill and Other Intangible Assets,” and nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test as described in paragraphs 20 and 21 of SFAS No. 142.  For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Therefore, the Company’s impairment considerations pursuant to SFAS No. 142 and SFAS No. 144 would not consider the provisions of the SFAS No. 157 until the fiscal year beginning April 1, 2009.

4.	Goodwill

At March 31, 2008, the Company had $487,000 of goodwill, which was attributable to the Company’s only reporting unit.  Under the provisions of SFAS No. 142, the Company evaluates recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist.  During the quarter ended December 31, 2008, the Company’s market capitalization fell below the reporting unit’s carrying value.  Due to the significance of the deficit between market capitalization and carrying value and the length of time for which the deficit existed, management determined during the quarter ended December 31, 2008 that an indicator of impairment existed and that an interim impairment test was required.  After completing the interim impairment test, the Company determined that the goodwill balance of $487,000 was impaired in its entirety.  The fair value of the Company’s reporting unit was estimated using the expected present value of future cash flows.

Pursuant to SFAS No. 144, the Company evaluates its long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations, reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, the Company evaluated the recoverability of its property and equipment as of December 31 2008 and determined that no impairment existed.

5.	Stock Based Compensation

The Company’s condensed consolidated statements of operations include compensation costs related to the Company’s stock-based compensation arrangements for employee and non-employee director awards and employee participation in the Company’s employer stock purchase plan in the amount of $35,000 and $207,000 for the three months ended December 31, 2008 and 2007, respectively, and $115,000 and $324,000 for the nine months ended December 31, 2008 and 2007, respectively.  There was no income tax benefit related to these costs.  As of December 31, 2008, the total amount of unrecognized stock-based compensation expense was approximately $233,000 which will be recognized over a weighted average period of 1.79 years.

6.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the nine months ended December 31, 2008 and 2007, the Company recognized approximately $38,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

9.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Inventories

Inventories consist of the following:

(in thousands)	December 31, 2008	March 31, 2008
Raw materials	$119	$74
Work in progress	34	3
Finished goods	153	72
Total inventories	$306	$149

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2008	March 31, 2008
Land	$500	$500
Building	2,705	2,652
Machinery, equipment and tooling	1,419	1,180
Furniture, fixtures and office equipment	280	268
	4,904	4,600
Less: accumulated depreciation and amortization	(1,553)	(1,261)
	$3,351	$3,339

For the nine months ended December 31, 2008 and 2007, depreciation expense was $292,000 and $241,000, respectively.

9.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of December 31, 2008 and 2007, potentially dilutive shares of 3,670,721 and 3,595,927, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

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

10.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2008, the Company issued warrants to the investment bankers who assisted in the sale of CDT to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

During the three and nine months ended December 31, 2008, the Company issued no shares of common stock, as a result of the exercise of options by employees or non-employees.  During each of the three and nine month periods ended December 31, 2007, the Company issued 995,663 and 1,035,663 shares, respectively, of common stock, as a result of the exercise of options, generating cash proceeds of approximately $916,000 and $948,000, respectively.

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

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors re-authorized and increased the share repurchase program to 500,000 shares of common stock.  On December 17, 2008, the Board of Directors re-authorized the share repurchase program and, in light of current market conditions, modified the share repurchase program to authorize the repurchase of up to $30,000 of common stock.  Since June 2001, a total of 174,687 shares have been repurchased by the Company under the share repurchase program, leaving 325,313 shares remaining to purchase under the share repurchase program.  No repurchases were made during the nine months ended December 31, 2008 and 2007.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

For the three and nine months ended December 31, 2008 and 2007, the Company provided for no income taxes, other than state income taxes, as the Company has significant net loss carryforwards.

12.	Investment in CorNova

As of December 31, 2008, AdvanSource had a 13% ownership interest in the outstanding common and preferred stock of CorNova.  AdvanSource has accounted for its investment in CorNova using the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  During the three and nine months ended December 31, 2008 and 2007, the Company recorded no additional losses from its equity ownership in CorNova as the carrying value of the Company’s investment in CorNova was $0 as of March 31, 2007.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

13.	Discontinued Operations

Gish Biomedical, Inc.

In accordance with SFAS No.144, the accompanying condensed consolidated statements of operations present the results of Gish as discontinued operations.  As noted above, the Company’s Board of Directors approved a plan to sell Gish in June 2007.  The Company executed the Gish Purchase Agreement on July 3, 2007, effective as of June 30, 2007, and closed on July 6, 2007.  The Company has (i) eliminated Gish’s financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of

11.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.

The current liabilities of discontinued operations as of December 31, 2008 is comprised of the amounts owed to Medos due to the change in the stockholder’s equity of Gish from March 31, 2007 through June 30, 2007 in accordance with the terms of the Gish Purchase Agreement.

Condensed results of operations relating to Gish for the nine months ended December 31, 2007 are as follows (in thousands):

Revenues	$3,849
Gross margin	815
Loss from discontinued operations	(319)
Loss on sale of Gish	(1,173)
Net loss from discontinued operations	(1,492)

Revenues and gross margin for Gish for the nine months ended December 31, 2007, as shown in the above table, include results for the three months ended June 30, 2007, as the Company sold Gish on July 6, 2007.

Catheter and Disposables Technology, Inc.

In accordance with SFAS No.144, the accompanying condensed consolidated statements of operations present the results of CDT as discontinued operations.  As noted above, the Company executed the CDT Purchase Agreement and simultaneously closed the transaction on March 28, 2008.  The Company has (i) eliminated CDT’s financial results from its ongoing operations, (ii) determined that CDT, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the CDT financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of CDT or cash flows from CDT after the sale.

Condensed results of operations relating to CDT for the three and nine months ended December 31, 2007 are as follows:

(in thousands)	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Revenues	$777	$2,539
Gross margin	(296)	(424)
Loss from discontinued operations	(699)	(1,281)

14.	New Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The current hierarchy under U.S. GAAP, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements ahead of Financial Accounting Concepts.  The FASB believes that the U.S. GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP.  Accordingly, the FASB concluded that the U.S. GAAP hierarchy should reside in the accounting literature

12.

ADVANSOURCE BIOMATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its results of operations, financial position or cash flow.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  The Company expects to adopt SFAS No. 141(R) on April 1, 2009.  In the event an acquisition were contemplated and transacted, the Company believes the adoption of SFAS No. 141(R) could have a material impact on how the Company would identify, negotiate, and value future acquisitions and a material impact on how an acquisition would affect the Company’s condensed consolidated financial statements.

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

13.

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

14.

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

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, located in Minnesota, is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Notes 1 and 13 to Notes to Condensed Consolidated Financial Statements appearing elsewhere herein).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we continue to review the strategic fit of our various business operations.  As a result, we determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Notes 1 and 13 to Notes to Condensed Consolidated Financial Statements appearing elsewhere herein).

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

15.

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

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served an arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

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

After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Assuming the disbursement to us of all funds held in escrow after July 5, 2008, up to an additional $1.0 million may be realized.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount has not been paid to Medos, and is reflected as a current liability of discontinued operations as of December 31, 2008.  This adjustment is included in the calculation of the loss on sale of Gish.  Under the terms of the Gish Purchase Agreement, we retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

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

16.

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

17.

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

In December 2008,  the Company received certification from the International Organization for Standardization (ISO) of standards 13485 and 9001 for the design and manufacture of polymers at its manufacturing facilities.  ISO certification is the preeminent worldwide standard for manufacturing and quality control systems.

18.

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our consolidated financial statements included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the fiscal quarter ended December 31, 2008.

Results of Operations

Three Months Ended December 31, 2008 vs. December 31, 2007

Revenues

The following table presents revenues for the three months ended December 31,

	2008		2007
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$131	19.0%	$356	43.7%
Royalties and development fees	557	81.0%	459	56.3%
	$688	100.0%	$815	100.0%

Product sales of our biomaterials for the three months ended December 31, 2008 were $131,000 as compared with $356,000 for the comparable prior year period, a decrease of $225,000, or 63.2%.  The decrease in product sales is due, in part, to the effect of larger stocking orders placed by our customers during three months ended December 31, 2007 which did not recur in the three months ended December 31, 2008.  During the three months ended September 30, 2007, shipments were reduced due to our inability at that time to produce certain polymers that consistently met certain internal specifications.  The resulting backlog added to shipments in the three months ended December 31, 2007.

Royalties and development fees for the three months ended December 31, 2008 were $557,000 as compared with $459,000 for the comparable prior year period, an increase of $98,000, or 21.4%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the three months ended December 31, 2008 is a result of increased shipments of such products by one manufacturer to its customers.

Gross Profit

The following table presents gross profit and gross profit as a percentage of total revenues for the three months ended December 31,

	2008		2007
(in thousands)	Gross Profit	Gross Profit as % of Total Revenues	Gross Profit	Gross Profit as % of Total Revenues
Gross profit	$344	50.0%	$482	59.1%

19.

Gross profit on total revenues (which includes royalty and development fees having a gross profit of 100%) for the three months ended December 31, 2008 was $344,000, or 50.0% of total revenues, compared with $482,000, or 59.1% of total revenues, for the comparable prior year period.  Gross profit on product sales for the three months ended December 31, 2008 was ($213,000), or (162.6%) of product sales, compared with $23,000, or 6.5% of product sales, for the comparable prior year period.  The decrease in gross profit and gross profit as a percentage of total revenues and product sales is primarily due to lower shipping levels during the three months ended December 31, 2008.

Research, Development and Regulatory Expenses

The following table presents research and development expenses for the three months ended December 31,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Research, development and regulatory	$153	22.2%	$235	28.8%

Research, development and regulatory expenses for the three months ended December 31, 2008 were $153,000 as compared with $235,000 for the comparable prior year period, a decrease of $82,000, or 34.9%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  These individuals work on a variety of projects, including production support.  For the three months ended December 31, 2007, we incurred a higher level of fees in connection with the CardioPass clinical trial.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses for the three months ended December 31,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Selling, general and administrative	$712	103.5%	$948	116.3%

Selling, general and administrative expenses for the three months ended December 31, 2008 were $712,000 as compared with $948,000 for the comparable prior year period, a decrease of $236,000, or 24.9%.  Expenses for the three months ended December 31, 2007 were higher primarily due to: (i) professional fees related to strategic and branding initiatives and (ii) professional fees related to Sarbanes-Oxley compliance.  For the three months ended December 31, 2007, share-based compensation expenses were higher in connection with stock options granted during the period.

Impairment of Goodwill

As described in Note 4 of the accompanying condensed consolidated financial statements, the Company determined that the entire goodwill balance of $487,000 was impaired as of December 31, 2008.

Interest Income

Interest income for the three months ended December 31, 2008 was $8,000, as compared with $70,000 for the comparable prior year period, a decrease of $62,000, or 88.6%.  The decrease is primarily due to lower average cash and cash equivalent balances and interest rates during the three months ended December 31, 2008.

Net Loss from Discontinued Operations

During the three months ended December 31, 2007, net loss from discontinued operations of Gish and CDT was $699,000.

20.

Nine Months Ended December 31, 2008 vs. December 31, 2007

Revenues

The following table presents revenues for the nine months ended December 31,

	2008		2007
(in thousands)	Revenues	% of Revenues	Revenues	% of Revenues
Product sales	$853	33.4%	$786	35.9%
Royalties and development fees	1,698	66.6%	1,405	64.1%
	$2,551	100.0%	$2,191	100.0%

Product sales of our biomaterials for the nine months ended December 31, 2008 were $853,000 as compared with $786,000 for the comparable prior year period, an increase of $67,000, or 8.5%.  The increase in product sales is primarily a result of additional shipments of our biomaterials to existing and new customers.  This increase is due in part from the hire of a Global Sales Director in January 2008.

Royalties and development fees for the nine months ended December 31, 2008 were $1,698,000 as compared with $1,405,000 for the comparable prior year period, an increase of $293,000, or 20.9%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the nine months ended December 31, 2008 is a result of increased shipments of such products by one manufacturer to its customers.

Gross Profit

The following table presents gross profit and gross profit as a percentage of total revenues for the nine months ended December 31,

	2008		2007
(in thousands)	Gross Profit	Gross Profit as % of Total Revenues	Gross Profit	Gross Profit as % of Total Revenues
Gross profit	$1,480	58.0%	$1,350	61.6%

Gross profit on total revenues (which includes royalties and development fees having a gross profit of 100%) for the nine months ended December 31, 2008 was $1,480,000, or 58.0% of total revenues, compared with $1,350,000, or 61.6% of total revenues, for the comparable prior year period.  The increase in gross profit, including royalties and development fees, is primarily due to higher revenues from both product sales and royalties and development fees during the nine months ended December 31, 2008.  The decrease in gross profit as a percentage of total revenues for the nine months ended December 31, 2008 was primarily due to an increase in cost of sales on product sales which increased at a rate greater than the increase in product sales; offset in part by an increase in the royalties and development fees component of total revenues.

Gross profit on product sales for the nine months ended December 31, 2008 was ($218,000), or (25.6%) of product sales, compared with ($55,000), or (7.0%) product sales, for the comparable prior year period.  The decrease in gross profit on product sales and gross profit as a percentage of product sales is primarily due to cost of additional personnel, ISO compliance costs and other manufacturing-related costs incurred during the nine months ended December 31, 2008.

Research, Development and Regulatory Expenses

The following table presents research and development expenses for the nine months ended December 31,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Research, development and regulatory	$567	23.2%	$777	35.5%

21.

Research, development and regulatory expenses for the nine months ended December 31, 2008 were $567,000 as compared with $777,000 for the comparable prior year period, a decrease of $210,000, or 27.0%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  These individuals work on a variety of projects, including production support.  During the nine months ended December 31, 2007, research, development and regulatory expenses included approximately $122,000 of salary related to the former Chairman and CEO of the Company who was providing services as a special science advisor through August 2007. In addition, during the nine months ended December 31, 2007, we incurred a higher level of fees in connection with the CardioPass clinical trial.
Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses for the nine months ended December 31,

(in thousands)	2008	% of Revenues	2007	% of Revenues
Selling, general and administrative	$2,358	92.4%	$2,370	108.2%

Selling, general and administrative expenses for the nine months ended December 31, 2008 were $2,358,000 as compared with $2,370,000 for the comparable prior year period, a decrease of $12,000, or 0.5%.  The decrease is attributable, in part, to professional fees incurred with Sarbanes-Oxley compliance in the three months ended December 31, 2007, partially offset by expenses related to the hire of our first-time Global Sales Director; significant expansion of marketing, sales and branding initiatives; and related expenses in the three months ended December 31, 2008.

Impairment of Goodwill

As described in Note 4 of the accompanying condensed consolidated financial statements, the Company determined that the entire goodwill balance of $487,000 was impaired as of December 31, 2008.

Interest Income

Interest income for the nine months ended December 31, 2008 was $47,000, as compared with $175,000 for the comparable prior year period, a decrease of $128,000 or 73.1%.  The decrease is primarily due to lower average cash and cash equivalent balances and interest rates during the nine months ended December 31, 2008.

Net Loss from Discontinued Operations

During the nine months ended December 31, 2007, net loss from discontinued operations was $2,773,000 and was composed of: (i) loss from discontinued operations of approximately $1,600,000 from Gish and CDT and (ii) loss on sale of Gish of approximately $1,173,000.

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

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served an arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded

22.

to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  Until these claims by Medos are resolved, the $1.0 million of purchase price from the sale of Gish will remain in escrow.

As of December 31, 2008, we had cash and cash equivalents of $4.8 million, a decrease of $1.9 million when compared with a balance of $6.7 million as of March 31, 2008 and a decrease of $638,000 when compared with a balance of $5.4 million as of September 30, 2008.

  During the nine months ended December 31, 2008, we had net cash outflows of $1.8 million from operating activities of continuing operations as compared with net cash outflows from continuing operations of approximately $1.0 million for the comparable prior year period.  The approximate $776,000 increase in net cash outflows used in operating activities of continuing operations during the nine months ended December 31, 2008, as compared with the comparable prior year period, was primarily a result of cash used for (i) an increase in inventories (ii) decreases in accounts payable and accrued expenses, and (iii) timing of receipts in connection with a development fee.

During the nine months ended December 31, 2008, we had net cash outflows of $139,000 from investing activities of continuing operations compared with net cash inflows of $5.3 million in the comparable prior year period.  The net cash inflows for the nine months ended December 31, 2007 was primarily due to $6.1 million in net proceeds from the sale of Gish.

During the nine months ended December 31, 2008, we had net cash inflows of $25,000 from financing activities compared with $948,000 in the comparable prior year period.  During the nine months ended December 31, 2008, we issued 58,675 shares of our common stock pursuant to the Employee Stock Purchase Plan for a purchase price of $25,000.  During the nine months ended December 31, 2007, we issued 1,035,663 shares of our common stock pursuant to the exercise of employee stock options for a purchase price of $948,000.

We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of December 31, 2008.  We believe we have the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all.  If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

The certificates of the Company’s principal executive officer and principal financial and accounting officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

23.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

24.

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

On October 15, 2008, we held the 2008 Annual Meeting of Stockholders at which stockholders of record as of August 18, 2007 were entitled to vote on the following matters:

(1)	To elect one (1) Class III director to hold office until his successors shall be elected and shall have qualified;

(2)	To amend the Company’s Certificate of Incorporation (the “Charter”) to change the name of the Company to AdvanSource Biomaterials Corporation; and

(3)	To ratify the selection of Ernst & Young LLP as CardioTech’s independent registered public accounting firm for the fiscal year ending March 31, 2009.

25.

The results of the votes are as follows:

Proposal No. 1 – Election of Directors	For	Withheld
Jeremiah E. Dorsey to serve as Class III Director	17,068,123	1,492,068

	For	Withheld	Abstain

Proposal No. 2 – Approval of Amendment to Charter to Change Name to AdvanSource Biomaterials Corporation	17,956,344	455,427	148,419

Proposal No. 3 – Ratification of Ernst & Young LLP to Serve as the Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2009	18,495,062	44,815	20,313

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvanSource Biomaterials Corporation

By:  /s/ Michael F. Adams
Michael F. Adams
President & Chief Executive Officer

By:  /s/ Eric G. Walters
Eric G. Walters
Vice President & Chief Financial Officer

Dated:  February 17, 2009

27.