Form 10-K
period 2009-03-31
AdvanSource Biomaterials Corp
filed 2009-07-01
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

AdvanSource Biomaterials Corporation
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $.001 par value per share	Name of each exchange on which registered NYSE Amex
€

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ❑  No ☒

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❑  No ❑ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                                     ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of June 15, 2009, 21,128,707 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $9,285,000 based on the last sale price as reported by the NYSE Amex on such date.

ADVANSOURCE BIOMATERIALS CORPORATION
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

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

We also have an antimicrobial extension line that complements the ChronoFlex® and HydroMed™ product families.  Through proprietary manufacturing techniques, we have produced materials which allow for full homogenous dispersion throughout the polymer, thus resulting in long lasting and consistent activity and the prevention of leaching.  The end result is a technologically advanced antimicrobial material which reduces the potential for foreign body patient infections and is less susceptible to bacterial growth and bio-film formations.

In January 2007, we began clinical trials in Europe for our CardioPass™ synthetic coronary artery bypass graft (“SynCAB”). We developed our 4mm and 5mm SynCAB grafts, which were used in connection with the clinical trials, using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders.  The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels.

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators have advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we have undertaken the development of a SynCAB graft having smaller inner bore diameters as recommended.  We believe this development effort will require alliance with a technology partner capable of providing the necessary surface treatment of the inner bore of a smaller SynCAB graft.  We have identified certain technology partners with these capabilities, although no agreements have been entered into for assistance with the planned development.  Although we intend on moving forward with the development of SynCAB grafts having smaller inner bore diameters, there can be no assurance that we will be successful in a commercially viable SynCAB graft or that we will be successful in entering into a development agreement with a technology partner on terms that are acceptable to us or at all.

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

History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech International, Inc.’s (“CardioTech”) common stock, par value $0.01 per share, which PMI owned, to PMI stockholders of record.  Our materials science technology is principally based upon the ChronoFlexTM proprietary polymers which represent our core technology.

In July 1999, we acquired the assets of Tyndale-Plains-Hunter (“TPH”), a manufacturer of specialty hydrophilic polyurethanes.

In July 1999, Dermaphylyx International, Inc. (“Dermaphylyx”) was formed by certain of our affiliates to develop advanced wound healing products.  Dermaphylyx was merged with and into us, effective March 2004, as a wholly-owned subsidiary.  In June 2006, our Board of Directors decided to cease the operations of Dermaphylyx.  We considered the net assets of Dermaphylyx to be immaterial.

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, located in Minnesota, is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Note J to Financial Statements).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Note J to Notes to Financial Statements).

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 13% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement, as described above.  Under the terms of the escrow agreement, our right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow is not included in the calculation of the loss on sale of Gish of $1.2 million.

As we previously reported, in late 2007 we were advised by Medos that Medos might assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised us that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  We advised Medos that we believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) we breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  We have reviewed the assertions by Medos, and have concluded that a loss resulting from these asserted claims is not probable as of March 31, 2009.

Under the terms of the escrow agreement, our initiation of the arbitration proceeding disputing all of Medos’ claims precluded Medos from taking further action seeking release of the escrow funds.  Notwithstanding this contractual prohibition, subsequent to our service of the arbitration demand on Medos on July 25, 2008 and without our knowledge, Medos obtained the release of the $1.0 million escrow amount.  We notified Medos that its unauthorized actions resulting in the release of the escrowed amount is in violation of the escrow agreement.  Furthermore, we notified Medos that the failure to return the escrowed amount to the escrow agent could result in our taking action against Medos for this violation.

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

After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of March 31, 2009.  This adjustment is included in the calculation of the loss on sale of Gish through March 31, 2008.  Under the terms of the Gish Purchase Agreement, we retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT“), our former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro, if any, as described above. The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us, and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs will be reported as an additional gain on the sale of CDT in the Company’s quarterly report for the period ending June 30, 2009.

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

We have expanded our development laboratory at our Massachusetts facility and launched a new concept center.  The expansion of our development laboratory is a key element of our plan to better combine our core polymer technology with new product applications and expand customer access to our capabilities.

We conduct ongoing reviews of intellectual property held by other companies in which our proprietary polymers are cited.  The results of these reviews may lead to additional opportunities to exercise our strategy of seeking license and royalty arrangements for the exclusive use of our polymers, however, there can be no assurances that any new license and royalty arrangements will be established as a result of these efforts.

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

In addition, PMI has granted us an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the “Implantable Device and Materials Field”).  PMI also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the ChronoFlex polyurethane patents relating to the ChronoFlex technology.  PMI has granted us a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2009 and 2008, we generated revenues from license, royalty and development fees of $2,333,000 and $1,924,000, respectively.

We have established a concept center in our Massachusetts facility which enables customers to access technical expertise in advanced biomaterials development and processing to help develop product ideas, refine concepts and/or solve the technical problems to enable the customer to bring their product to market.  The center is focused on better combining core polymer technology with new product applications to expand customer access to our materials sciences and product development expertise, establish new customer relationships and deepen those with existing customers.

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

Coronary artery bypass graft (“CABG”) surgery is performed to treat the impairment of blood flow to portions of the heart.  CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.  As a result of a study commissioned by us, we believe that approximately 165,000 coronary artery bypass procedures are performed annually in Europe.  Of these procedures, we believe approximately 35,000 procedures could be performed using a device similar to our SynCAB graft.

We have developed our 4mm and 5mm SynCAB grafts using specialized ChronoFlex polyurethane materials designed to provide improved performance in the treatment of arterial disorders.  The grafts have three layers, similar to natural arteries, and are designed to replicate the physical characteristics of human blood vessels.

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

SynCAB Clinical Trials

We initiated plans in fiscal 2006 to obtain European marketing approvals.  In May 2006, we received written acknowledgement from our Notified Body in Europe that our clinical trial plan had been accepted.  The planned 10 patient clinical trial protocol allows surgeons to intraoperatively decide to use a 5mm SynCAB graft instead of suboptimal autologous vessels.  The patient enrollment process is not an easy one for a long-term surgical implant that is designed to improve outcomes for very sick patients.  Prior to each surgery, our investigators must receive patient consent for participation in the trials.  The surgeon then decides at the time of the operation whether or not to utilize the graft.  Patients will be followed for 90 days and assessed for graft patency and quality of life measures.

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

In May 2008, we announced that a second 4mm graft size was being made available for the trial.  Adding a second graft size for the 10-patient clinical trial offers the surgeons an important new option and a larger potential pool of patients to be reviewed for graft implant eligibility for the trial.  Our two sites will have available both CardioPassTM sizes for use in the trial.  On May 6, 2008, we received a Certificate of Product Export from the U.S. Food and Drug Administration to allow us to send 4mm grafts to the sites.

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators have advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we have undertaken the development of a SynCAB graft having smaller inner bore diameters as recommended.  We believe this development effort will require alliance with a technology partner capable of providing the necessary surface treatment of the inner bore of a smaller SynCAB graft.  We have identified certain technology partners with these capabilities, although no agreements have been entered into for assistance with the planned development.  Although we intend on moving forward with the development of SynCAB grafts having smaller inner bore diameters, there can be no assurance that we will be successful in a commercially viable SynCAB graft or that we will be successful in entering into a development agreement with a technology partner on terms that are acceptable to us or at all.

The objective of the trial is to work towards obtaining European CE Marking for the CardioPassTM.  Approval by the Notified Body and obtaining CE Marking would allow CardioPassTM to be marketed and sold in all European Union countries as well as other countries worldwide that accept this approval for registration within those countries.

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility.  In January 2008, we hired a Global Sales Director for materials science.  As part of our re-branding effort launched in June 2008, we reorganized our product line.  At the same time, we launched a new website at www.advbiomaterials.com.  The information available on or through our website is not a part of this report on Form 10-K.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2009, we believe no significant concentrations of credit risk exist.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

LeMaitre Vascular Products, Inc. (“LeMaitre”), a third party contractor, has manufactured ChronoFlex-based coronary grafts for our limited use.  In October 2006, we paid LeMaitre $350,000 in cash to purchase proprietary equipment designed for the future manufacture of our CardioPass grafts and development of additional medical devices.  The production of our grafts depends on the results of the ongoing SynCAB clinical trial and required equipment validation.  The inability to successfully complete the SynCAB clinical trial, including obtaining CE Marking, or validate the equipment could have a material adverse affect on our business.

We own common stock, representing a 13% equity interest on March 31, 2009, based on outstanding preferred and common stock ownership, in CorNova, Inc., a privately-held developer of advanced endovascular devices and catheters.  In December 2006, CorNova GmbH, a wholly-owned German subsidiary, received CE Marking for its bare metal ValecorTM Coronary Stent System, CorNova’s first approved product, allowing CorNova to market and sell this product.  We granted to CorNova an exclusive license for the technology consisting of ChronoFlex DES polymer, or any poly (carbonate) urethane containing derivative thereof, for use on drug-eluting stents.  We have jointly developed coatings with CorNova that utilize ChronoFlex’s excellent characteristics for stents to enhance long-term drug eluting stent performance.

Revenues

Our revenues were $3,265,000 and $3,207,000 for the years ended March 31, 2009 and 2008, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest and funding availability, and (iv) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2009 and 2008 were $760,000 and $999,000, respectively, and consisted primarily of salaries and related costs (57% and 62% in fiscal 2009 and 2008, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $95,000 at March 31, 2009.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2009, we had 20 full-time employees at our facility in Massachusetts of whom 8 were in production and the remaining in management, administrative, development, marketing and sales positions.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  See Item 1. Description of Business – “Cautionary Note Regarding Forward Looking Statements.”

Risks Related to Liquidity

We have reported net losses in the last eight fiscal years and may continue to report net losses in the future.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

Our future growth may depend on our ability to raise capital for acquisitions, to support research and development activities for modification of existing biomaterials and development of new biomaterials, including advanced applications for our biomaterials, and to market and sell our advanced biomaterials.  In addition, we may require substantial funds for further research and development for our synthetic coronary artery bypass graft, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of our products.  Our capital requirements depend on numerous factors, including but not limited to, our results of operations, the progress of our research and development programs, including costs for clinical trials; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

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

Adverse economic and geopolitical conditions could have a material adverse effect on our ability to raise capital to fund future growth and product development.

Our business may be affected by the ongoing volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy.  If economic conditions persist or deteriorate and our licensing and product revenue is insufficient to support our product development and growth strategies, then reduced liquidity in the capital markets may impair our ability to access capital on terms and conditions that we find acceptable, or at all.  In addition, the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits.

Risks Related to Our Business

We have incurred substantial operating losses and we may never be profitable.

Our revenues were $3,265,000 and $3,207,000 for the years ended March 31, 2009 and 2008, respectively.  We had net losses of $2,517,000 and $6,090,000 for the years ended March 31, 2009 and 2008, respectively.  There is a risk that we will never be profitable.  None of our synthetic coronary artery bypass graft products and technologies have ever been utilized on a large-scale commercial basis and it may take several years before these products could be commercialized, if ever.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•	size of market;

•	competition and other solutions;

•	extent of patent and intellectual property protection afforded to our products;

•
demand for our advanced biomaterials by existing and potential developers of medical devices and both the time for development of devices by medical device developers and their success in obtaining regulatory approvals and commercialization of medical devices which incorporate our advanced biomaterials;

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

Our research, development and production activities, including the manufacture and marketing of our intended synthetic coronary artery bypass (“SynCAB”) graft product, are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad.

Before receiving FDA approval to market our proposed SynCAB graft, we will have to demonstrate that our grafts are safe and effective on the patient population.  While we have done some preliminary animal trials and have seen acceptable results, there can be no assurance that acceptable results will be obtained in human trials.  In addition, during the fourth quarter of fiscal 2009 we concluded clinical trials in Europe which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was not achieved due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators have advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we have undertaken the development of a SynCAB graft having smaller inner bore diameters as recommended.  We believe this development effort will require alliance with a technology partner capable of providing the necessary surface treatment of the inner bore of a smaller SynCAB graft.  We have identified certain technology partners that could participate in these development efforts, although no agreements have been entered into for assistance with the planned development.  Although we intend on moving forward with the development of SynCAB grafts having smaller inner bore diameters, there can be no assurance that we will be successful in a commercially viable SynCAB graft.  Clinical trials, manufacturing and marketing of medical devices are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.  The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices.  As a result, clinical trials and regulatory approval of the SynCAB graft can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

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

The failure of our customers and potential customers, who utilize our advanced biomaterials in their medical devices, to complete development of their medical technology, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could delay or limit introduction of their proposed products, thereby negatively impacting our ability to generate future revenues from product sales and royalty and development fees.

Research, development and production activities undertaken by our customers and potential customers engaged in the development of medical devices which utilize our advanced biomaterials, are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad.

Before receiving FDA approval to market their medical devices utilizing our advanced biomaterials, our customers and potential customers will have to demonstrate that their medical devices are safe and effective on the patient population.  Clinical trials, manufacturing and marketing of medical devices are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.  The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices.  As a result, clinical trials and regulatory approval of medical devices can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

In order to be commercially viable, our customers and potential customers must successfully research, develop, obtain regulatory approval, manufacture, market and distribute their medical devices.  For each medical device incorporating our advanced biomaterials, our customers and potential customers must successfully meet a number of critical developmental milestones, including:

•	demonstrate benefit from the use of their medical devices in various contexts;

•	demonstrate through pre-clinical and clinical trials that their medical devices are safe and effective; and

•	establish a viable Good Manufacturing Process capable of potential scale up.

The time frame necessary to achieve these developmental milestones may be long and uncertain, and our customers and potential customers may not successfully complete these milestones for any of their intended products in development.

In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials.  The FDA can halt clinical trials at any time for safety reasons or because clinical investigators do not follow the FDA’s requirements for conducting clinical trials.  If our customers or potential customers are unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, we would not be able to achieve any revenue from the sale of biomaterials or royalty and development fees from our customers’ or potential customers’ products as it is illegal to sell any medical device for human consumption without FDA approval.

More generally, the manufacture and sale of medical devices, including products currently sold by our customers or potential customers and their other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS.  In order for them to market their products for clinical use in the United States, they must obtain clearance from the FDA of a 510(k) pre-market notification or PMA application.  In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval.  The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country.  The time required to obtain approval for sales internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.  There can be no assurance that our customers or potential customers will be able to obtain approval in a particular country for any of their future products.

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed.  In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply.

FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses.  In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.  Our customers and potential customers will be required to adhere to applicable FDA GMP regulations and similar regulations in other countries, which include testing, control, and documentation requirements.  Ongoing compliance with GMP and other applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution.  Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of their products.

There can be no assurance that our customers or potential customers will be able to obtain FDA 510(k) clearance or PMA for their products under development or other necessary regulatory approvals or clearances on a timely basis or at all.  Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearance or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business with respect of our ability to generate revenues from product sales to and royalty and development fees from our customers and potential customers utilizing our advanced biomaterials in their medical devices.

Our markets are subject to technological change and our success depends on our ability to modify existing advanced biomaterials and develop and introduce new advanced biomaterials for use by customers and potential customers in their medical devices.

The medical device market for our products is characterized by:

•	changing technologies;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	product obsolescence.

Our success is dependent in part on the modification of existing advanced biomaterials and the design and development of new advanced biomaterials for use in the medical device industry.  To modify existing advanced biomaterials and develop new advanced biomaterials and designs for the medical device market, we must develop, gain access to and use leading technologies in a cost effective and timely manner and continue to expand our technical and design expertise.  The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance.  Our failure to modify existing advanced biomaterials, develop new advanced biomaterials, or successfully market existing and potential new advanced biomaterials; and the failure of our customers and potential customers in obtaining necessary regulatory clearances or approvals for medical devices using our advanced biomaterials, could have a material adverse effect on our business, financial condition and results of operations.

The number of patients undergoing bypass surgery may continue to decline, resulting in a reduction of our market potential for our synthetic coronary artery bypass graft under development.

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

We have limited manufacturing experience and if our synthetic coronary artery bypass graft is approved, we may not be able to manufacture sufficient quantities at an acceptable cost.

We remain in the research and development phase of our synthetic coronary artery bypass graft.  Accordingly, if our product is approved for commercial sale, we will need to establish the capability to commercially manufacture our product in accordance with FDA and other regulatory requirements.  We have limited experience in establishing, supervising and conducting commercial manufacturing.  If we fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.  We do not presently own manufacturing facilities necessary to provide clinical or commercial quantities of our intended graft.  We may not be able to obtain such facilities at an economically feasible cost, or at all.

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

A significant portion of our royalty and development fee sales comes from one large customer, and any loss, cancellation or delay in sales to this customer could harm our operating results.

A limited number of customers have, historically, accounted for a significant portion of our revenues.  For the fiscal year ended March 31, 2008, two customers represented 65% and 16% of revenues, respectively.  For the fiscal year ended March 31, 2009, one customer represented 81% of our revenue.  Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from our existing significant customer.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  We may not be able to offset any decline in revenues from our existing major customer with revenues from new customers or other existing customers.  Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.  In addition, any negative developments in the business of our existing significant customer could result in significantly decreased sales to this customer, which could seriously harm our business, operating results and financial condition.

Our ability to grow and sustain growth levels may be adversely affected by slowdowns in the U.S. economy.

Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets.  We are primarily susceptible when customers stop placing orders for us to supply advanced biomaterials or when customers experience reduced sales of their medical devices for which we receive royalties on product sales.  The medical commercial markets, including bio-medical research and development and medical device manufacturing, could be affected by the past and present slowdown in the U.S. economy.  If the economic slowdown persists and capital spending for research and development from our customers decreases, our business, financial condition and results of operations may be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 and our management has concluded that our internal control over financial reporting was effective as of March 31, 2009, there is a risk that as we continue to implement our internal controls that we may identify previously unknown deficiencies or weaknesses in our internal controls.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2009.  In the fiscal year ending March 31, 2010, our independent registered public accounting firm will be required to report on the effectiveness of our internal controls.

Risks Related to Competition

The medical device industry, in general, is intensely competitive and characterized by rapid innovation and technological advances.  Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry.  We expect the current high levels of competition and technological change in the medical device industry in general.  Most of our competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources.  In addition, our competitors may have greater name recognition than us and frequently offer discounts as a competitive tactic.  There can be no assurance that our current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by us or that would render our technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to us.  Any of the above competitive developments could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.11 to $0.94.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2009, there were 21,205,399 shares of common stock issued and 21,128,707 shares of common stock outstanding.  As of March 31, 2009, there were 76,692 shares of treasury stock acquired through open market purchases during the fiscal year ended March 31, 2009.  The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2009, we had outstanding stock options and warrants to purchase approximately 3,058,729 shares of our common stock, the exercise price of which range between $0.16 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

As permitted by Delaware law, our Restated Articles of Organization limit the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances.  As a result of our charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.  In addition, our bylaws provide that we shall indemnify our directors, officers, employees and agents if such persons acted in good faith and reasoned that their conduct was in our best interest.

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

As previously reported by us, in late 2007 we were advised by Medos that Medos might assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised us that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  We advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) we breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  We have reviewed the assertions by Medos, and have concluded that a loss resulting from these asserted claims is not probable as of March 31, 2009.

Under the terms of the escrow agreement, our initiation of the arbitration proceeding disputing all of Medos’ claims precluded Medos from taking further action seeking release of the escrow funds.  Notwithstanding this contractual prohibition, subsequent to our service of the arbitration demand on Medos on July 25, 2008 and without our knowledge, Medos obtained the release of the $1.0 million escrow amount.  We notified Medos that its unauthorized actions resulting in the release of the escrowed amount is in violation of the escrow agreement.  Furthermore, we notified Medos that the failure to return the escrowed amount to the escrow agent could result in our taking action against Medos for this violation.

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

Our common stock trades on the NYSE Amex under the symbol “ASB.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the NYSE Amex.

	Fiscal Year 2009
	High	Low
4th Quarter	$0.40	$0.11
3rd Quarter	0.50	0.19
2nd Quarter	0.80	0.37
1st Quarter	0.94	0.47

	Fiscal Year 2008
	High	Low
4th Quarter	$1.10	$0.52
3rd Quarter	1.44	0.67
2nd Quarter	1.59	1.10
1st Quarter	1.65	1.21

As of June 15, 2009, there were approximately 368 stockholders of record.  The last sale price as reported by the NYSE Amex on June 15, 2009, was $0.40.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  We submitted an unqualified 2008 Corporate Governance Certification to the American Stock Exchange in connection with our fiscal year 2008.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal
2009 Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,952,521	(1)	$2.07	3,067,312
Equity compensation plans not approved by stockholders	360,000		$2.43	-
	3,312,521			3,067,312

_______________

(1)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 1996 Plan and the 2003 Plan).

Recent Sales of Unregistered Securities:

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  On December 17, 2008, in light of the current market conditions, the Board of Directors authorized the repurchase of up to $30,000 of common stock from the shares available for repurchase under the program.  In January 2009, the Company repurchased 76,692 shares of its common stock at an approximate cost of $30,000.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the year ended March 31, 2008.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31, 2009	76,692	$0.39	76,692
February 1 - February 28, 2009	-	$-	-
March 1 - March 31, 2009	-	$-	-
Total	76,692	$0.39	76,692	498,621

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

Overview

We develop advanced polymer biomaterials which provide critical characteristics in the design and development of medical devices.  Our biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  Our business model leverages our proprietary materials science technology and manufacturing expertise in order to expand our product sales and royalty and license fee income.

Fiscal Year

Our fiscal year ends on March 31.  Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31.  For example, references to “fiscal 2009” or our “2009 fiscal year” refer to the fiscal year ended March 31, 2009.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

•
Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  We also receive license, royalty and development fees for the use of our proprietary biomaterials.  We recognize these fees as revenue in accordance with the terms of the contracts.

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

•
Goodwill. At March 31, 2008, we had $487,000 of goodwill, which was attributable to our only reporting unit.  Under the provisions of SFAS No. 142, we evaluate recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist.  During the quarter ended December 31, 2008, our market capitalization fell below the reporting unit’s carrying value.  Due to the significance of the deficit between market capitalization and carrying value and the length of time for which the deficit existed, management determined during the quarter ended December 31, 2008 that an indicator of impairment existed and that an interim impairment test was required.  After completing the interim impairment test, we determined that the goodwill balance of $487,000 was impaired in its entirety.  The fair value of our reporting unit was estimated using the expected present value of future cash flows.  Accordingly, as of March 31, 2009 we have no remaining goodwill recorded.

Pursuant to SFAS No. 144, we evaluated our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluated the realizability of our long-lived assets based on profitability and undiscounted cash flow expectations, reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31 2009 and determined that no impairment existed.

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

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferrable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

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

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective.  The majority of the stock option expense recorded in the fiscal years ended March 31, 2009 and 2008 relates to the vesting of stock options granted subsequent to April 1, 2006, as the majority of our outstanding options were fully vested on the date of adoption.

In accordance with SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested, including awards granted prior to April 1, 2006.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a zero forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2009, there was approximately $174,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.55 years.

Results of Operations

Fiscal Year Ended March 31, 2009 vs. March 31, 2008

Revenues

Total revenues for the fiscal year ended March 31, 2009 were $3,265,000 as compared with $3,207,000 for the comparable prior year period, an increase of $58,000, or 1.8%.

Product sales of our biomaterials for the fiscal year ended March 31, 2009 were $932,000 as compared with $1,283,000 for the comparable prior year period, a decrease of $351,000, or 27.4%.  Product sales decreased primarily due to i) a decrease in shipments of our biomaterials to our existing customer base during the third and fourth quarter of fiscal 2009, and ii) and the deferral of a shipment into our fiscal 2010 by a significant customer representing approximately $112,000 of sales.  For the year ended March 31, 2009, one customer represented 81% of our revenues.  For the year ended March 31, 2008, two customers represented 65% and 16% of revenues, respectively.

Royalties and development fees for the fiscal year ended March 31, 2009 were $2,333,000 as compared with $1,924,000 for the comparable prior year period, an increase of $409,000 or 21.3%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials; accordingly, the increase in royalties during the fiscal year ended March 31, 2009 is a result of increased shipments of such products by one manufacturer to its customers.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2009 was $1,915,000, or 58.7% of total revenues, compared with $1,950,000, or 60.8% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars is primarily due to lower revenues from product sales during the fiscal year ended March 31, 2009, which was offset by increased license, royalty and development fees.  The decrease in gross profit as a percentage of total revenues for the fiscal year ended March 31, 2009 was primarily due to i) an increase in cost of sales on declining product sales and ii) the adverse affect on cost resulting from lower sales in a high fixed cost production environment.

Gross profit on product sales for the fiscal year ended March 31, 2009 was a loss of ($418,000), or (44.8%) of product sales, compared with a profit of $26,000, or 2.0% of product sales, for the comparable prior year period.  The decrease in gross profit on product sales and gross profit as a percentage of product sales is primarily due to cost of additional personnel, ISO compliance costs and other manufacturing-related costs incurred during the fiscal year ended March 31, 2009.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2009 were $760,000 as compared with $999,000 for the comparable prior year period, a decrease of $239,000 or 23.9%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  These individuals work on a variety of projects, including production support.  During the fiscal year ended March 31, 2008, research, development and regulatory expenses included approximately $122,000 of salary related to the former Chairman and CEO of the Company who was providing services as a special science advisor through August 2007.  In addition, during the fiscal year ended March 31, 2008, we incurred a higher level of fees in connection with the CardioPass clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2009 were $3,233,000 as compared with $3,408,000 for the comparable prior year period, a decrease of $175,000 or 5.1%.  The decrease is primarily attributable to i) an approximate $268,000 decrease in consulting fees related primarily to Sarbanes-Oxley compliance implementation incurred in fiscal 2008 and ii) an approximate $228,000 decrease in stock-based compensation expense related to director and executive stock options granted in fiscal 2008 which had immediate vesting.  These decreases were offset by an approximate $219,000 increase in payroll costs related to the resignation of our former chief financial officer.

Impairment of Goodwill

At March 31, 2008, we had $487,000 of goodwill, which was attributable to our only reporting unit.  Under the provisions of SFAS No. 142, we evaluate recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist.  During the quarter ended December 31, 2008, our market capitalization fell below the reporting unit’s carrying value.  Due to the significance of the deficit between market capitalization and carrying value and the length of time for which the deficit existed, management determined during the quarter ended December 31, 2008 that an indicator of impairment existed and that an interim impairment test was required.  After completing the interim impairment test, we determined that the goodwill balance of $487,000 was impaired in its entirety.  The fair value of our reporting unit was estimated using the expected present value of future cash flows.  Accordingly, as of March 31, 2009 we have no remaining goodwill recorded.

Interest and Other Income and Expense

Interest and other income and expense, net for the fiscal year ended March 31, 2009 was $48,000 as compared with $215,000 for the comparable prior year period, a decrease of $167,000 or 77.7%.  The decrease is primarily due to a decrease in interest income for the fiscal year ended March 31, 2009 as a result of lower average cash and cash equivalent balances in fiscal 2009 and reduction in effective interest rates on our investments.

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

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2009 and 2008.

As of March 31, 2009, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $17,743,000, expiring between 2010 and 2029, and $7,912,000, expiring between 2010 and 2014, respectively.  As of March 31, 2009, we had a capital loss carry forward available to offset future taxable income of approximately $8,750,000, expiring in 2013.  As of March 31, 2009, we had federal and state investment and research tax credit carryforwards available to offset future taxable income of approximately $86,000, expiring between 2010 and 2029, and $161,000, expiring between 2010 and 2014, respectively,

Liquidity and Capital Resources

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

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement, as described above.  Under the terms of the escrow agreement, our right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow is not included in the calculation of the loss on sale of Gish of $1.2 million.

As we previously reported, in late 2007 we were advised by Medos that Medos might assert certain indemnity claims against us relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised us that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  We advised Medos that we believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) we breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

We have refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although we deny the claims asserted by Medos, an adverse finding of liability could have a material impact on us.  We have reviewed the assertions by Medos, and have concluded that a loss resulting from these asserted claims is not probable as of March 31, 2009.

Under the terms of the escrow agreement, our initiation of the arbitration proceeding disputing all of Medos’ claims precluded Medos from taking further action seeking release of the escrow funds.  Notwithstanding this contractual prohibition, subsequent to our service of the arbitration demand on Medos on July 25, 2008 and without our knowledge, Medos obtained the release of the $1.0 million escrow amount and the escrow agent.  We notified Medos that its unauthorized actions resulting in the release of the escrowed amount is in violation of the escrow agreement.  Furthermore, we notified Medos that the failure to return the escrowed amount to the escrow agent could result in our taking action against Medos for this violation.

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

After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of March 31, 2009.  This adjustment is included in the calculation of the loss on sale of Gish through March 31, 2008.  Under the terms of the Gish Purchase Agreement, we retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT“), our former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any, as described above.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us, and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs will be reported as an additional gain on the sale of CDT in the Company’s quarterly report for the period ending June 30, 2009.

As of March 31, 2009, we had cash and cash equivalents of $3,873,000, a decrease of $2,860,000 when compared with a balance of $6,733,000 as of March 31, 2008.

During the year ended March 31, 2009, we had net cash outflows of $2,723,000 from operating activities of continuing operations as compared to net cash outflows of continuing operations of $739,000 for the comparable prior year period.  The net cash outflows used in operating activities of continuing operations during the year ended March 31, 2009 is primarily a result of the net loss from continuing operations, increases in accounts receivable representing royalties receivable, inventory build-up related to a pending order for a significant customer, and a reduction in accounts payable and accrued expenses.  These cash outflows were offset by non-cash items related to depreciation and amortization, write-off related to impairment of goodwill and stock-based compensation charges.

During the year ended March 31, 2009, we had net cash outflows of $144,000 from investing activities of continuing operations as compared to net cash inflows of $5,745,000 for the comparable prior year period.  Net cash outflows for the year ended March 31, 2009 is primarily a result of equipment purchases; offset in part by the reduction of other assets, which included an equipment deposit in the prior year.  The significant net cash inflows for the year ended March 31, 2008 is a result of the sale of Gish and CDT which provided cash of $6,747,000 net of transaction costs.

During the year ended March 31, 2008, there were 1,035,663 options exercised for cash proceeds of approximately $947,000 pursuant to the 1996 and the 2003 Option Plans.  There were no options exercised during the year ended March 31, 2009.  We issued 138,086 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $37,000.  In addition, we repurchased 76,692 shares of our common stock in an open market purchase at a cost of approximately $30,000.

At March 31, 2009, we had no debt.  We believe our March 31, 2009 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

Our future growth may depend on our ability to raise capital for acquisitions, to support research and development activities for modification of existing biomaterials and development of new biomaterials, including advanced applications for our biomaterials, and to market and sell our advanced biomaterials.  In addition, we may require substantial funds for further research and development for our synthetic coronary artery bypass graft, future pre-clinical and clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of our products.  Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs, including costs for clinical trials; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

The certificates of our Chief Executive Officer and Acting Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors is currently comprised of five directors.  Our directors and executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of June 15, 2009.

Name	Age	Position
Michael F. Adams	52	President, Chief Executive Officer and Director
David Volpe	54	Acting Chief Financial Officer
Andrew M. Reed, Ph.D.	56	Vice President of Science & Technology
William J. O'Neill, Jr.	67	Chairman of the Board of Directors
Michael L. Barretti	64	Director
Anthony J. Armini, Ph.D.	71	Director
Jeremiah E. Dorsey	64	Director

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Mr. Michael F. Adams has been our director since May 1999.  Mr. Adams was appointed as our President & Chief Executive Officer on August 7, 2006.  From April 1, 2006 until August 7, 2006, Mr. Adams was the Company’s Vice President of Regulatory Affairs and Business Development.  Prior to April 2006, Mr. Adams was the Vice President of PLC Systems, Inc.  Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc.  Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality Assurance of CardioTech from June 1998 to May 1999.  From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation.  Mr. Adams received a BS from the University of Massachusetts.

David Volpe was appointed as our Acting Chief Financial Officer on March 3, 2009.  Mr. Volpe has over 22 years of experience in executive level financial management, business development, merger and acquisition, strategic turnaround, investor relations, and private and public financing.  From April 2003 through the date of his appointment as Acting Chief Financial Officer, Mr. Volpe was the strategic and financial advisor to our Chief Executive Officer and former Chief Financial Officer, operating through Carmel Lake Ventures, LLC, Mr. Volpe’s privately-owned consulting firm.  From July 1999 through April 2003, Mr. Volpe was our Acting Chief Financial Officer.  In addition, Mr. Volpe held the position of Vice President of Strategic Development from April 2003 through December 2008 and Acting Chief Financial Officer from May 2001 through February 2003 for Implant Sciences Corporation, a publicly-held technology company formerly listed on the NYSE Amex.  From December 2005 through March 2009, Mr. Volpe served on  the American Stock Exchange Listed Company Advisory Council.  From 1986 through 1991, Mr. Volpe was an Audit Manager at Price Waterhouse focusing his efforts on emerging growth, technology-based companies.  Mr. Volpe holds BS degrees in geology and accounting from the California State Universities at Northridge and Bakersfield, respectively.

Dr. Andrew M. Reed has been our Vice President of Science & Technology since April 2006.  Prior to April 2006, Dr. Reed was Executive Vice President of CCS Medical a direct to patient provider of diabetic, respiratory, ostomy and wound care supplies.  From 1999 to 2005 he was Chief Operating Officer and Vice President of Gericare Providers, Inc. a supplier of wound care products for patient in-home use.  He was President of Innovative Technologies (US), Inc. the US Division of a UK based private label manufacturer of proprietary wound care products from 1997 through 1999.  From 1990 to 1997, Dr. Reed held management positions of increasing responsibilities at PolyMedica Corporation, a direct to consumer diabetic, pharmaceutical and wound care product manufacturer and provider, including Vice President of Research and Development and President of PolyMedica Wound Care Company.  Dr. Reed was responsible for research and development and manufacturing functions.  Earlier in his career, Dr. Reed was a Senior Research Chemist at Millipore Corporation.  Dr. Reed is the holder of several U.S. Patents, primarily in the area of polyurethane and wound dressing technologies, and is the co-inventor of ChronoFlex.  Dr. Reed received his Ph.D. in Polymer Chemistry from the University of Liverpool, UK.  He is the author and co-author of numerous published scientific papers.

Mr. William J. O’Neill, Jr. has been our director since May 2004 and was appointed as Chairman on August 7, 2006.  Mr. O’Neill is currently the Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts.  Prior to this appointment, Mr. O’Neill spent thirty years (1969-1999) with the Polaroid Corporation, where he held the positions of Executive Vice President of the Corporation, President of Corporate Business Development, and Chief Financial Officer.  He was also Senior Financial Analyst at Ford Motor Company.  Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute, and is currently a member of the Massachusetts Bar Association, a member of the Board of Directors of the Greater Boston Chamber of Commerce, and serves on the Board of Directors of Concord Camera and EDGAR Online, Inc..  He earned a BA at Boston College in mathematics, a MBA in finance from Wayne State University, and a JD from Suffolk University Law School.

Mr. Michael L. Barretti has been our director since January 1998.  Mr. Barretti is the executive in residence and professor of marketing at Suffolk University in Boston.  Mr. Barretti has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996.  From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers.  From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry.  From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field.  Mr. Barretti received his BA from St. Johns University and an MBA from Suffolk University.

Dr. Anthony J. Armini has been our director since August 2000.  Dr. Armini was the President, Chief Executive Officer, and Chairman of the Board of Directors of Implant Science Corporation from 1984 through 2007.  From 1972 to 1984, prior to founding Implant Sciences, Dr. Armini was Executive Vice President at Spire Corporation.  From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation.  Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967.  Dr. Armini is the author of eleven patents, fifteen patents pending and fourteen publications in the field of implant technology.  Dr. Armini has over thirty years of experience working with cyclotrons and linear accelerators, the production and characterization of radioisotopes, and fifteen years experience with ion implantation in the medical and semiconductor fields.

Mr. Jeremiah E. Dorsey has been our director since May, 2004.  Mr. Dorsey retired in 2002.  From 1992 to 2002, Mr. Dorsey was President and Chief Operating Officer of The West Company (Lionville, PA), a leading supplier of components to the pharmaceutical, medical device and dental businesses.  From 1990 to 1992, Mr. Dorsey was President and Chief Executive Officer of Foster Medical (Waltham, MA), a supplier of hospital equipment.  From 1988 to 1990, he was President of Towles Housewares Company (Newburyport, MA), and Vice President and Board Member of J&J Dental Products Company (East Windsor, NJ), a world leader in composite materials, dental amalgams, cleaning and polishing products.  Mr. Dorsey received a BA from Assumption College and an MBA from Fairleigh Dickinson University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2009.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to its chief executive officer and acting chief financial officer.  The code of ethics is posted on our website at www.advbiomaterials.com.  We intend to include on our website any amendments to, or waivers from, a provision of our code of ethics that applies to our chief executive officer or acting chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

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

Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in our proxy materials for the 2010 Annual Meeting of Stockholders must be received by the Clerk of the Company at our principal offices no later than May 5, 2010.  We have received no stockholder nominations or proposals for the 2009 Annual Meeting.

Our bylaws require advance notice of any proposal by a stockholder intended to be presented at an annual meeting that is not included in our notice of annual meeting and proxy statement because it was not timely submitted under the preceding paragraph, or made by or at the direction of any member of the board of directors, including any proposal for the nomination for election as a director.  To be considered for such presentation at the annual meeting of our stockholders to be held on or about October 17, 2010, any such stockholder proposal must be received by us no earlier than July 19, 2010 and no later than August 18, 2010, and discretionary authority may be used if untimely submitted.

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate.  Stockholders who wish to send communications on any topic to the Board should address such communications to Board of Directors c/o Acting Chief Financial Officer, AdvanSource Biomaterials Corporation, 229 Andover Street, Wilmington, MA 01887.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Board has designated from among its members Mr. William J. O’Neill, Jr., Dr. Anthony J. Armini, and Mr. Jeremiah E. Dorsey as the members of the Audit Committee.  The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•	appointing, approving the compensation of, and assessing the independence of our independent auditors;

•	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	coordinating the Board of Director’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, independent auditors and management; and

•	preparing the audit committee report required by SEC rules.

The Board of Directors has determined that Mr. O’Neill is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is independent under Section 121A and 121B of the NYSE Amex Listing Guide.  Mr. O’Neill also acts as the Chairman of the Audit Committee.

During the fiscal year ended March 31, 2009, the Audit Committee met five (5) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Michael L. Barretti, chairman, Jeremiah E. Dorsey and Anthony J. Armini.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is an “independent” director within the meaning of the NYSE Amex listing standards and meets the independence requirements of Section 162(m) of the Internal Revenue Code, as amended.  The Compensation Committee met one time in fiscal 2009.

Compensation is paid to our executive officers in both fixed and discretionary amounts which are established by the Board of Directors based on existing contractual agreements and the determinations of the Compensation Committee.  Pursuant to its charter, the responsibilities of the Compensation Committee are (i) to assist the Board of Directors in discharging its responsibilities in respect of compensation of our senior executive officers; (ii) review and analyze the appropriateness and adequacy of our annual, periodic or long-term incentive compensation programs and other benefit plans and administer those compensation programs and benefit plans; and (iii) review and recommend compensation for directors, consultants and advisors.  Except for the delegation of authority to the Chief Executive Officer to grant certain de minimus equity compensation awards to our non-executive employees, the Compensation Committee has not delegated any of its responsibilities to any other person.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2009 and 2008 by our Chief Executive Officer, our other most highly compensated executive officer, and a former executive officer whose total compensation exceeded $100,000 in fiscal 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards($) (1)	All Other Compensation ($) (2)		Total ($)
Named Executive Officers
Michael F. Adams President & CEO	2009	$292,000	$36,000	$-	$17,000	(3)	$345,000
	2008	$279,000	$-	$109,000	$17,000	(3)	$405,000

Andrew M. Reed, Ph.D. Vice President of Science & Technology	2009	$183,000	$-	$-	$2,000		$185,000
	2008	$172,000	$-	$13,000	$2,000		$187,000

Former Executive Officer
Eric G. Walters (4) Former Vice President & CFO	2009	$196,000	$-	$-	$14,000	(5)	$210,000
	2008	$190,000	$-	$19,000	$15,000	(5)	$224,000

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

(2)
All other compensation includes, but is not limited to, premiums paid by us for disability and group term life insurance for all named executive officers and a former executive officer, and consulting fees paid to our Acting Chief Financial Officer.

(3)
All other compensation of Mr. Adams is composed of approximately $2,000 in premiums paid by us for disability and group term insurance and personal use of leased vehicles in the approximate amount of $15,000 for each of the years ended March 31, 2009 and 2008, respectively.

(4)
All other compensation of Mr. Walters is composed of $2,000 and $3,000 in premiums paid by us for disability and group term insurance and personal use of leased vehicles in the approximate amount of $12,000 for each of the years ended March 31, 2009 and 2008, respectively.

(5)
We entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Walters, our former Vice President and Chief Financial Officer, on February 28, 2009 (the “Separation Date”).  Under the terms of the Separation Agreement, which supersedes the previous employment agreement entered into on April 3, 2006, and amended on July 10, 2007, and beginning on the Separation Date, Mr. Walters will: (i) receive a severance payment of approximately $129,000 to be paid over 34 weeks on our regularly scheduled paydays, and (ii) be eligible for COBRA health benefits, which premiums will be paid by Mr. Walters and us for a period of 34 weeks in accordance with our health benefit contribution policies.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Named Executive Officer

We entered into an employment agreement with Michael F. Adams on September 13, 2006, effective August 7, 2006 (the “Adams Agreement”).

The Adams Agreement provides for Mr. Adams to serve as our President & Chief Executive Officer.  Pursuant to the terms of the Adams Agreement, as amended on July 10, 2007, Mr. Adams is to receive an annual base salary of $290,000, effective April 1, 2007.  Mr. Adams’ salary will be reviewed annually by the Board.  Additionally, Mr. Adams may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The term of the Adams Agreement is set to expire on August 6, 2008.  After such time, the term of the Adams Agreement will be deemed to continue on a month-to-month basis if not expressly extended while Mr. Adams remains employed by us.  We and Mr. Adams each have the right to terminate the Adams Agreement at any time, with or without cause, as defined below, upon thirty (30) days prior written notice.  In the event that we terminate the applicable Adams Agreement without cause, or Mr. Adams terminates his employment for good reason following a change in control, as defined below, or we fail to renew the Adams Agreement within two (2) years following the occurrence of a change in control, Mr. Adams will be entitled to receive severance equal to 2.0 times his annual base salary at termination.  In such event, Mr. Adams will be bound by a non-compete covenant for one (1) year following termination of his employment.

Terms of Separation Agreement with Former Executive Officer

We entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Walters, our former Vice President and Chief Financial Officer, on February 28, 2009 (the “Separation Date”).  Under the terms of the Separation Agreement and beginning on the Separation Date, Mr. Walters will: (i) receive a severance payment of approximately $129,000 to be paid over 34 weeks on our regularly scheduled paydays, and (ii) be eligible for COBRA health benefits, which premiums will be paid by Mr. Walters and us for a period of 34 weeks in accordance with our health benefit contribution policies.  All other terms and conditions of Mr. Walters’ previous agreements with us were terminated and/or superseded by the Separation Agreement.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by us of the Named Executive Officer without Cause, (ii) termination for Good Reason by the Named Executive Officer following a Change in Control, or (iii) failure by us to renew the Employment Agreement within two (2) years following the occurrence of a Change in Control.  The estimated incremental compensation assumes the triggering event had occurred on March 31, 2009.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.

Named Executive Officer	Base Salary Continuation		COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Michael F. Adams	$580,000	(1)	$-	$1,176	$-

(1)	Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $290,000 per annum, the base salary then in effect as of March 31, 2009.

(2)
Represents estimated out-of-pocket COBRA health insurance premium expenses incurred by the Named Executive Officer over the six (6) month period following termination to be reimbursed by us.  Currently, Mr. Adams does not subscribe to health benefits provided by us.

(3)
Represents estimated life insurance premiums to be paid by us on behalf of the Named Executive Officer after termination.  We shall continue in full force and effect, at our expense, the life insurance benefits provided in the Employment Agreement for a period of 12 months after termination of the Named Executive Officer’s employment or until the Named Executive Officer becomes employed, whichever occurs first.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information regarding outstanding stock options held by each Named Executive Officer as of the fiscal year ended March 31, 2009.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael F. Adams	14,444	-		$0.75	7/29/2009
	75,000	-		0.50	1/3/2010
	9,500	-		0.50	1/3/2010
	19,625	-		2.06	10/26/2010
	25,000	-		1.10	4/30/2011
	25,522	-		1.61	10/1/2011
	27,373	-		1.59	10/28/2012
	10,000	-		5.40	12/31/2013
	2,500	-		5.40	12/31/2013
	30,000	-		2.60	2/14/2015
	100,000	-	(1)	1.23	10/16/2017
	50,000	50,000	(2)	1.23	10/16/2017
	388,964	50,000

Andrew M. Reed, Ph.D.	40,000	-		1.10	4/30/2011
	160,000	-		2.57	3/20/2016
	25,000	25,000	(2)	1.23	10/16/2017
	225,000	25,000
	613,964	75,000

(1)	Options vested 100% on October 16, 2007, the date of grant.

(2)	Options will vest at the rate of 25% on October 16, 2007, the date of grant, and 25% on each annual anniversary thereafter ending on October 16, 2010.

The following table provides information regarding outstanding stock options held by the Former Executive Officer as of the fiscal year ended March 31, 2009.

Former Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Eric G. Walters	200,000	-	(2)	$2.32	5/29/2009
	37,500	-	(1)(2)	$1.23	5/29/2009
	237,500	-

(1)	Option will vest at the rate of 25% on October 16, 2007, the date of grant, and 25% on each annual anniversary thereafter ending on October 16, 2010.

(2)
As a result of Mr. Walters’ separation as of February 28, 2009, all unvested options as of that date expired and all options unexercised and exercisable expire on May 29, 2009 if not earlier exercised.

2009 Option Exercises and Stock Vested

During the year ended March 31, 2009, there were no exercises of option awards by any of the Named Executive Officers.

Directors’ Compensation

The following table sets forth the annual compensation of our non-employee directors for fiscal 2009, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and the chair and member of Board committees, and equity awards in the form of options pursuant to the 2003 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
William J. O'Neill, Jr.	$25,000	$-		$-	$25,000
Michael L. Barretti (2)	15,000	-		50,000	65,000
Anthony J. Armini, Ph.D.	20,000	-		-	20,000
Jeremiah E. Dorsey	-	4,000	(3)	-	4,000

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

(2)
During fiscal 2007, the Company entered into a consulting agreement with Mr. Barretti for an annualized fee of $50,000.  During the fiscal year ended March 31, 2009, the Company recognized $50,000 of expense related to services incurred under this consulting agreement.

(3)
Mr. Dorsey received 11,250 option awards pursuant to our 2003 Stock Option Plan between the dates of May 28, 2008 and August 7, 2008.  The option awards were valued using the Black-Scholes model with the following assumptions:  volatility 68.3% to 70.0%; risk-free interest rate of 3.1% to 3.7%; expected life of 5.3 to 5.4 years; and expected dividend yield of 0.00%.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of the end of fiscal 2009 is included in Item 5 of Part II of the Company’s Annual Report of Form 10-K for the year ended March 31, 2009.

The following table sets forth the beneficial ownership of shares of our common stock, as of June 15, 2009, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within sixty (60) days of June 15, 2009.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Executive Officers and Directors
Michael F. Adams (3)	389,347	1.8%
Michael L. Barretti (4)	223,129	1.1%
Anthony J. Armini, Ph.D. (5)	168,520	*
William J. O'Neill, Jr. (6)	105,000	*
Jeremiah E. Dorsey (7)	136,874	*
Andrew M. Reed, Ph.D. (8)	225,000	1.1%

All executive officers and directors as a group (6 persons) (9)	1,247,870	5.9%

*      Less than 1%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is AdvanSource Biomaterials Corporation, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)	Based on 21,128,647 outstanding shares as of June 15, 2009.

(3)	Includes 388,964 shares of common stock, which may be purchased within sixty (60) days of June 15, 2009 upon the exercise of stock options.

(4)	Includes 206,964 shares of common stock, which may be purchased within sixty (60) days of June 15, 2009 upon the exercise of stock options.

(5)	Includes 162,520 shares of common stock, which may be purchased within sixty (60) days of June 15, 2009 upon the exercise of stock options.

(6)	Includes 105,000 shares of common stock, which may be purchased within sixty (60) days of June 15, 2009 upon the exercise of stock options.

(7)	Includes 136,874 shares of common stock, which may be purchased within sixty (60) days of June 15, 2009 upon the exercise of stock options.

(8)	Includes 225,000 shares of common stock, which may be purchased within sixty (60) days of June 15, 2009 upon the exercise of stock options.

(9)	See footnotes (3) through (8).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During fiscal 2007, we entered into a consulting agreement with Michael L. Barretti, a member of the Board and Chairman of the Compensation Committee, for an annualized fee of $50,000.  During each of the fiscal years ended March 31, 2009 and 2008, we recognized $50,000 of expense related to services incurred under this consulting agreement, which was recorded as selling, general and administrative expense.

Transactions with related parties, including, but not limited to, members of the Board of Directors, are reviewed and approved by all members of the Board of Directors.  In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process.  The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors and any such transactions are committed to writing between the related party and us in an executed engagement agreement.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3 under the Securities Exchange Act of 1934 and NYSE Amex listing standards.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of our non-management directors qualifies as “independent” under NYSE Amex listing standards.

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of June 15, 2009, is indicated in the table below.

Directors	Audit	Compensation	Nominating/ Corporate Governance
William J. O'Neill, Jr.	Chair
Michael L. Barretti		Chair	Chair
Anthony J. Armini	X	X
Jeremiah E. Dorsey	X	X	X

The Board of Directors has determined that all of the members of each committee are independent as defined under the NYSE Amex rules, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.  In addition, all of the members of the Audit Committee are independent as defined by the NYSE Amex rules that apply to us until the date of the Annual Meeting and otherwise satisfy the NYSE Amex eligibility requirements for Audit Committee membership.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Caturano and Company, P.C., our independent registered public accounting firm; and Ernst & Young LLP, our predecessor independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2009 and 2008.  The Audit Committee considered and discussed with Ernst & Young LLP the provision of non-audit services to us and the compatibility of providing such services with maintaining its independence as our auditor.

Fee Category	Years Ended March 31,
(in thousands)	2009	2008
Audit fees - Ernst & Young LLP	$126	$245
Audit fees - Caturano and Company, P.C.	65	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$191	$245

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

Pre-Approval Policies and Procedures.  The Audit Committee has the authority to approve all audit and non-audit services that are to be performed by our independent registered public accounting firm.  Generally, we may not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee (or a properly delegated subcommittee thereof).

All Other Fees.  This category consists of fees billed for professional services other than those fees described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statments: For a list of financial statements which are filed as part of this Form 10-K, see page 31.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
2.1
Agreement and plan of merger and reorganization by and among the Company, Gish Acquisition Corp. and Gish Biomedical, Inc., incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 filed on December 23, 2002.

2.2
Amendment No. 1 to Agreement and Plan of Merger and Reorganization by and among the Company, Gish Acquisition Corp. and Gish Biomedical Inc., incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on January 16, 2003.

3.1
Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 25, 2007 and effective as of October 26, 2007 (Filed as Appendix C to the Company’s definitive proxy statement on Schedule 14A, filed on August 30, 2007, and incorporated herein by reference).

3.2**	Amendment No. 1 to Certificate of Incorporation of the Company, filed with the Secretary of State for the State of Delaware on October 15, 2008.
3.3	Bylaws of the Company (Filed as Appendix D to the Company’s definitive proxy statement on Schedule 14A, filed on August 30, 2007, and incorporated herein by reference).
3.4	Amendment No. 1 to the Bylaws of the Company (Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2007, and incorporated herein by reference).
3.5
Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 23, 2004.
4.2	Form of Placement Agent Warrant incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 23, 2004.
4.3	Form of Additional Investment Right incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on December 23, 2004.
4.4
Rights Agreement dated January 28, 2008 by and between the Company and American Stock Transfer & Trust Company (Filed as exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).

4.5	Form of Rights Certificate (Filed as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).
10.1	Tax Matters Agreement between PMI and the Company, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.
10.2	Amended and Restated License Agreement between PMI and the Company, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.
10.3
The Company’s 1996 Employee, Director and Consultant Stock Option Plan, as amended, was filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

Exhibit Number:	Exhibit Title:
10.4	Employee Stock Purchase Plan of the Company (Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 30, 2007, and incorporated herein by reference).
10.5
First Amendment to the Employee Stock Purchase Plan of the Company (Filed as exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

10.6
Second Amendment to the Employee Stock Purchase Plan of the Company (Filed as exhibit 10.3 to the Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference).

10.7
Development, Supply and License Agreement between PMI and Bard Access Systems, dated November 11, 1992 (Filed as Exhibit 10.10 to the Company’s registration statement on Form 10, and incorporated herein by reference).

10.8**	Amendment, dated as of February 25, 2009, to Development, Supply and License Agreement between the Company and Bard Access Systems, Inc. dated November 11, 1992.
10.9
Lease Agreement between the Company and Cummings Properties Management, Inc., dated June 26, 1998, was filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended March 31, 1998, filed on June 29, 1998, and in incorporated herein by reference.

10.10
Note Purchase Agreement dated as of March 31, 1998 between the Company and Dresdner Kleinwort Benson Private Equity Partners, LP (“Kleinwort Benson”) was filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 15, 1998 and is incorporated herein by reference.

10.11
Amendment, dated as of November 12, 1998, to Note Purchase Agreement and Registration Rights Agreement was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998 and is incorporated herein by reference.

10.12
Form of Unit Purchase Agreement between the Company and certain individuals was filed as Exhibit 99.1 to the Company’s Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

10.13
Form of Warrant to Purchase Shares of Common Stock of the Company issued to certain individuals was filed as Exhibit 99.2 to the Company’s registration statement on  Form S-3, filed with the Securities and Exchange Commission on February 12, 1999, and is incorporated herein by reference.

10.14	First Amendment Between Duke Realty Limited Partnership and CDT Dated May 1, 2004 Filed as an Exhibit to the Company’s Form 10-K for the year ended March 31, 2004.
10.15
Exchange and Venture Agreement by and among the Company, Implant Sciences, Inc. and CorNova, Inc. dated March 5, 2004 filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

10.16	Plan and Agreement of Merger and Reorganization dated March 12, 2004 between the Company and DermaPhylyx, Inc., filed as an exhibit to the Company’s Form 10-KSB for the year ended March 31, 2004.
10.17
Asset Purchase Agreement, dated as of November 19, 2004 by and among the Company, CarTika Medical, Inc., Thomas C. Carlson and Sheila A. Carlson, incorporated by reference to Exhibit 99 to the Company’s Form 8-K filed on November 22, 2004.

10.18
Securities Purchase Agreement between Gryphon Master Fund, L.P., GSSF Master Fund, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Meadowbrook Opportunity Fund LLC, Capital Ventures International, Iroquois Capital, L.P. and the Company dated as of December 21, 2004 and incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2004.

Exhibit Number:	Exhibit Title:
10.19
Registration Rights Agreement between Gryphon Master Fund, L.P., GSSF Master Fund, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Meadowbrook Opportunity Fund LLC, Capital Ventures International, Iroquois Capital, L.P. and the Company dated as of December 21, 2004 and incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 23, 2004.

10.20
Lock-Up Agreement between the Company and certain of its officers and directors dated as of December 21, 2004 and incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 23, 2004.

10.21	Employment Agreement of Michael F. Adams, dated September 13, 2006, was filed as Exhibit 10.28 to the Company’s Form 8-K/A, filed on September 15, 2006, and incorporated herein by reference.
10.22
Letter of agreement by and between the Company and Michael F. Adams dated July 10, 2007 (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on July 13, 2007, and incorporated herein by reference).

10.23	Employment Agreement of Eric G. Walters, dated April 3, 2006, was filed as Exhibit 10.27 to the Company’s Form 8-K/A, filed on April 4, 2006, and incorporated herein by reference.
10.24
CardioTech International, Inc. Nonqualified Stock Option Agreement by and between the Company and Eric G. Walters dated October 3, 2005  (Filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-149343, and incorporated herein by reference).

10.25
Letter of agreement by and between the Company and Eric G. Walters dated July 10, 2007 (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 13, 2007, and incorporated herein by reference).

10.26
Separation Agreement and General Release between Eric Walters and the Company dated February 28, 2009 (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2009, and incorporated herein by reference).

10.27
CardioTech International, Inc. Nonqualified Stock Option Agreement by and between the Company and Dr. Andrew M. Reed dated March 20, 2006 (Filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-149342, and incorporated herein by reference).

10.28
Employment Agreement of Philip A. Beck, dated October 23, 2006 (Filed as exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference)..

10.29
Letter Agreement between the Company and Philip A. Beck dated January 7, 2008 (Filed as exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.30
Stock Purchase Agreement by and between the Company and Medos Medizintechnik AG effective as of June 30, 2007 (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on July 10, 2007, and incorporated herein by reference).

10.31
License Agreement by and between the Company and Gish Biomedical, Inc. effective as of June 30, 2007 (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K , filed on July 10, 2007, and incorporated herein by reference).

10.32
Stock Purchase Agreement dated March 28, 2008 by and among the Company, Catheter and Disposal Technology, Inc. and TACPRO, Inc (Filed as exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference)..

21**	Subsidiaries of the Company
23.1**	Consent of Caturano and Company, P.C., Independent Registered Public Accounting Firm
23.2**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit Number:	Exhibit Title:
31.1**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Charter of the Compensation Committee of the Board of Directors, effective June 6, 2006
________________

**	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AdvanSource Biomaterials Corporation:

We have audited the accompanying consolidated balance sheet of AdvanSource Biomaterials Corporation as of March 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdvanSource Biomaterials Corporation as of March 31, 2009 and the consolidated results of their operations and their cash flows for the year ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C.

Boston, Massachusetts
June 30, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AdvanSource Biomaterials Corporation:

We have audited the accompanying consolidated balance sheets of AdvanSource Biomaterials Corporation as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdvanSource Biomaterials Corporation at March 31, 2008 and the consolidated results of its operations and its cash flows for the year ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 24, 2008

AdvanSource Biomaterials Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,873	$6,733
Accounts receivable-trade, net of allowance of $5 and $6 as of March 31, 2009 and 2008, respectively	37	46
Accounts receivable-other	997	480
Inventories, net	390	149
Prepaid expenses and other current assets	108	149
Total current assets	5,405	7,557
Property, plant and equipment, net	3,295	3,339
Goodwill	-	487
Other assets	6	178
Total assets	$8,706	$11,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124	$370
Accrued expenses	470	698
Deferred revenue	136	148
Current liabilities of discontinued operations	149	149
Total current liabilities	879	1,365
Commitments and contingencies:
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2009 and 2008, respectively	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,205,399 and 21,067,313 shares issued and 21,128,707 and 21,067,313 outstanding as of March 31, 2009 and 2008, respectively	21	21
Additional paid-in capital	38,744	38,566
Accumulated deficit	(30,908)	(28,391)
	7,857	10,196
Less: treasury stock, 76,692 shares at cost at March 31, 2009	(30)	-
Total stockholders' equity	7,827	10,196
Total liabilities and stockholders' equity	$8,706	$11,561

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For The Years Ended March 31,
	2009	2008
Revenues:
Product sales	$932	$1,283
License, royalty and development fees	2,333	1,924
	3,265	3,207
Cost of sales	1,350	1,257
Gross profit	1,915	1,950
Operating expenses:
Research, development and regulatory	760	999
Selling, general and administrative	3,233	3,408
Impairment of goodwill	487	-
	4,480	4,407
Loss from operations	(2,565)	(2,457)
Interest and other income and expense:
Interest income	48	215
Other income, net	48	215
Net loss from continuing operations	(2,517)	(2,242)
Loss from discontinued operations	-	(1,985)
Loss on sale of Gish and CDT	-	(1,863)
Net loss from discontinued operations	-	(3,848)
Net loss	$(2,517)	$(6,090)
Net loss per common share, basic and diluted:
Net loss per share, continuing operations	$(0.12)	$(0.11)
Net loss per share, discontinued operations	-	(0.19)
Net loss per common share, basic and diluted	$(0.12)	$(0.30)
Shares used in computing net loss per common share, basic and diluted	21,093	20,459

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2008 and 2009
(In thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2007	20,031	$20	$37,128	$(22,301)	$-	$14,847
Issuance of common stock in connection with exercise of stock options	1,036	1	946	-	-	947
Stock-based compensation	-	-	416	-	-	416
Fair value of warrants issued	-	-	76	-	-	76
Net loss	-	-	-	(6,090)	-	(6,090)
Balance at March 31, 2008	21,067	21	38,566	(28,391)	-	10,196

Issuance of common stock in connection with employee stock purchase plan	138	-	37	-	-	37
Stock-based compensation	-	-	141	-	-	141
Purchase of common stock, at cost	(76)	-	-	-	(30)	(30)
Net loss	-	-	-	(2,517)	-	(2,517)
Balance at March 31, 2009	21,129	$21	$38,744	$(30,908)	$(30)	$7,827

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,517)	$(6,090)
Less: Net loss from discontinued operations	-	3,848
Net loss from continuing operations	(2,517)	(2,242)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	360	340
Provision for doubtful accounts	-	1
Impairment of goodwill	487	-
Fair value of warrants issued	-	76
Stock-based compensation	141	391
Changes in assets and liabilities:
Accounts receivable-trade	9	95
Accounts receivable-other	(517)	73
Inventories	(241)	(40)
Prepaid expenses and other current assets	41	(36)
Accounts payable	(246)	117
Accrued expenses	(228)	496
Deferred revenue	(12)	(10)
Net cash flows used in operating activities of continuing operations	(2,723)	(739)
Net cash flows used in operating activities of discontinued operations	-	(2,913)
Net cash flows used in operating activities	(2,723)	(3,652)
Cash flows from investing activities:
Purchases of property, plant and equipment	(316)	(825)
Proceeds from sale of Gish and CDT, net of transaction costs	-	6,747
Other assets	172	(177)
Net cash flows provided by (used in) investing activities of continuing operations	(144)	5,745
Net cash flows used in investing activities of discontinued operations	-	(373)
Net cash flows provided by (used in) investing activities	(144)	5,372
Cash flows from financing activities:
Net proceeds from issuance of common stock	37	947
Purchase of common stock	(30)	-
Net cash flows provided by financing activities of continuing operations	7	947
Net change in cash and cash equivalents	(2,860)	2,667
Cash and cash equivalents at beginning of period	6,733	4,066
Cash and cash equivalents at end of period	$3,873	$6,733

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$4

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Nature of Business

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

The Company’s technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, which have been developed to overcome a wide range of design and functional challenges such as the need for dimensional stability, ease of manufacture and demanding physical properties to overcoming environmental stress cracking and providing heightened lubricity for ease of insertion.  The Company’s new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

In June 2008, the Company reorganized its product line as part of its re-branding effort and launched a new website.  At the Company's 2008 annual meeting of stockholders on October 15, 2008, the stockholders approved the change of the Company's name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation to better reflect the Company's strategic plan.  The Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware effecting this name change effective October 15, 2008.

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Fiscal Year

The Company’s fiscal year ends on March 31.  References herein to fiscal 2009 and fiscal 2008 refer to the year ended March 31, 2009 and 2008, respectively.

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of March 31, 2009.  The Company believes that it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company is required to raise additional financing, but are unable to obtain such financing, the Company may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc.(“Gish”), its former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement, as described above.  Under the terms of the escrow agreement, the Company’s right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow is not included in the calculation of the loss on sale of Gish of $1.2 million.

As the Company previously reported, in late calendar 2007 we were advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  The Company has reviewed the assertions by Medos, and has concluded that a loss resulting from these asserted claims is not probable as of March 31, 2009.

Under the terms of the escrow agreement, the Company’s initiation of the arbitration proceeding disputing all of Medos’ claims precluded Medos from taking further action seeking release of the escrow funds.  Notwithstanding this contractual prohibition, subsequent to the Company’s service of the arbitration demand on Medos on July 25, 2008 and without the Company’s knowledge, Medos obtained the release of the $1.0 million escrow amount.  The Company notified Medos that its unauthorized actions resulting in the release of the escrowed amount is in violation of the escrow agreement.  Furthermore, the Company notified Medos that its failure to return the escrowed amount to the escrow agent could result in the Company taking action against Medos for this violation.

In connection with the sale of Gish, the Company entered into a non-exclusive, royalty-free license (the “License Agreement”) with Gish which provides for the Company’s use of certain patented technology of Gish in the Company’s products and services, provided such products and services do not compete with the cardiac bypass product development and manufacturing businesses of Gish or Medos.  The Company has determined the License Agreement has de minimus value and, accordingly, no value has been ascribed to the license.

After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of March 31, 2009 and 2008.  This adjustment is included in the calculation of the loss on sale of Gish recognized during the year ended March 31, 2008.  Under the terms of the Gish Purchase Agreement, the Company retained Gish’s cash assets of approximately $2.0 million as of June 29, 2007.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT“), the Company’s former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits.  Pursuant to the terms of the CDT Purchase Agreement, the Company placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any, as described above.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised the Company, and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs will be reported as an additional gain on the sale of CDT in the Company’s quarterly report for the period ending June 30, 2009.

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  As of March 31, 2009, the Company owns common stock in CorNova and has an approximate 13% ownership interest in the outstanding common and preferred stock of CorNova (See Note M).

Summary of Significant Accounting Policies:

The accompanying consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts.  As a result of the July 6, 2007 sale of Gish and March 28, 2008 sale of CDT pursuant to the respective purchase agreements, the Company’s financial statements reflect the statement of operations of Gish and CDT as discontinued operations for the year ended March 31, 2008.  Additionally, the following notes to the consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CardioTech Realty, LLC.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments with maturities of three months or less when acquired.  Cash and cash equivalents are deposited at one area bank and exceed federally insured limits.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company also receives license, royalty and development fees for the use of its proprietary biomaterials.  AdvanSource recognizes these fees as revenue in accordance with the terms of the contracts.

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers by the Company for the years ended March 31, 2009 and 2008 of approximately $15,000 and $13,000, respectively, have been recorded as revenue, and the costs have been recorded in cost of goods sold.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2009 and 2008 were $760,000 and $999,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has four full time research and development employees that work on a variety of projects, including production support.

Reporting Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income or loss and its components in the consolidated financial statements.  Comprehensive income (loss) is the total of net income (loss) and all other non owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  For the years ended March 31, 2009 and 2008, comprehensive loss has equaled net loss.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2009 and 2008, potentially dilutive shares of 3,058,729 and 3,736,971, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

Property and Equipment

Property and equipment are stated at cost.  Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Building improvements are amortized using the straight-line method over the remaining estimated life of the building at the time the improvement is put into service.  The Company’s building is depreciated using the straight-line method over 40 years.  Expenditures for repairs and maintenance are charged to expense as incurred.  The Company records construction in process in the appropriate asset category and commences depreciation upon completion and commencement of use of the asset.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,
(in thousands)	2009	2008
Raw materials	$130	$74
Work in progress	31	3
Finished goods	229	72
Total inventories	$390	$149

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

On April 1, 2007, the Company adopted FAS Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  FIN 48 requires that the tax effect(s) of a position be recognized only if it is “more likely than not” to be sustained based solely in its technical merits as of a reporting date.  The “more likely than not” threshold represents a positive assertion by management that the Company is entitled to the economic benefits of a tax position.  If a tax position is not considered “more likely than not” to be sustained based solely on its technical merits, no benefits of tax position are to be recognized.  The “more likely than not” threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, the Company is required to adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained.

Investment in CorNova

The Company’s investment in CorNova is accounted for using the cost method of accounting.  (See Note M).

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Impairment of Long-Lived Assets

Non-amortizable intangibles, such as goodwill, are subject to SFAS No. 142, “Goodwill and Other Intangible Assets.”  At March 31, 2008, the Company had $487,000 of goodwill, which was attributable to the Company’s only reporting unit.  Under the provisions of SFAS No. 142, the Company evaluates recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist.  During the quarter ended December 31, 2008, the Company’s market capitalization fell below the reporting unit’s carrying value.  Due to the significance of the deficit between market capitalization and carrying value and the length of time for which the deficit existed, management determined during the quarter ended December 31, 2008 that an indicator of impairment existed and that an interim impairment test was required.  After completing the interim impairment test, the Company determined that the goodwill balance of $487,000 was impaired in its entirety.  The fair value of the Company’s reporting unit was estimated using the expected present value of future cash flows.  Accordingly, as of March 31, 2009 there is no remaining goodwill recorded.

The Company evaluates its long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date.  The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset.  Property and equipment and amortizable intangibles are subject to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of the indicators of impairment described above, the Company evaluated the recoverability of its property and equipment as of March 31, 2009 and determined that no impairment existed.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, based on their fair value.  Pro forma disclosure is no longer an alternative.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R on a straight-line basis over the requisite service period.

For the fiscal years ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense for options that vested of approximately $134,000 and $391,000, respectively.  As of March 31, 2009, the Company has approximately $174,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted average period of 1.55 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value.  The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

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

The fair value of each option granted during fiscal years 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	Years Ended March 31,
	2009	2008
Dividend yield	None	None
Expected volatility	68.3% to 88.1%	70.0%
Risk-free interest rate	1.72% to 3.68%	3.01% to 5.01%
Expected life	5.3 to 5.7 years	6.5 years
Fair value of options granted	$0.11 to $0.40	$0.80

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

Expected Term.  For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 110, “Share-Based Payment.”  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of the Company’s common stock on the date of grant.

In accordance with SFAS 123R, the Company is required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a zero forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of the option pool dictate.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

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

In June 2008, the Emerging Issues Task Force (EITF) reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the each of the fiscal years ended March 31, 2009 and 2008, the Company recognized $50,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

C.	License Agreements

PolyMedica Corporation granted to AdvanSource an exclusive, perpetual, worldwide, royalty-free license for AdvanSource to use all of the necessary patent and other intellectual property owned by PLMD in the implantable devices and materials field (collectively, “Licensed Technology”).  AdvanSource, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by AdvanSource during the term of the license that related to Licensed Technology and all such inventions shall be exclusively licensed to PolyMedica for use by PolyMedica in fields other than the implantable devices and materials field.  There are no financial commitments of AdvanSource related to this license.

D.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2009	2008
Land	$500	$500
Building	2,705	2,652
Machinery, equipment and tooling	1,431	1,180
Furniture, fixtures and office equipment	280	268
	4,916	4,600
Less: accumulated depreciation	(1,621)	(1,261)
	$3,295	$3,339

Depreciation expense for the fiscal years ended March 31, 2009 and 2008 was approximately $360,000 and $340,000, respectively.

E.	Income Taxes

The Company adopted the provisions of Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” on April 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2009	2008
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	-6.5%	13.6%
Non-deductible expenses	-8.5%	-2.4%
Book versus tax loss on sale of subsidiaries	0.0%	45.4%
Change in valuation allowance	-19.0%	-90.6%
Effective tax rate	0.0%	0.0%

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

The following is a summary of the significant components of the Company’s deferred tax assets as of March 31, 2009 and 2008:

	March 31,
(in thousands)	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$6,529	$5,669
Capital loss carry forward	3,524	4,022
Tax credits	192	164
Inventory and receivable allowances	12	8
Accrued expenses deductible when paid	114	123
Depreciation and amortization	10	38
Deferred tax assets	10,381	10,024

Valuation allowance	(10,381)	(10,024)
Net deferred tax asset	$-	$-

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of March 31, 2009 and 2008.

As of March 31, 2009, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$17,743	$86	2010 to 2029
State	$7,912	$161	2010 to 2014
Capital loss carry forward	$8,750		2013

The Company’s net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has approximately $1,367,000 of net operating loss carryforwards related to stock compensation.  The related tax benefit of approximately $550,000 will be credited to additional paid-in capital upon realization.

F.	Contingencies

As the Company previously reported, in late 2007 the Company was advised by Medos that Medos might assert certain indemnity claims against the Company relating to certain representations and warranties up to the full amount of the $1.0 million escrow balance established under the Gish Purchase Agreement.  In addition, Medos advised the Company that it might seek a purchase price adjustment for the period March 31, 2007 through July 6, 2007, as provided in the Gish Purchase Agreement.  The Company advised Medos that it believed any such claims, if made, would be without merit.

On June 30, 2008, Medos formally notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.

The Company has refuted the claims asserted by Medos and the facts and circumstances upon which they are based and intend to vigorously pursue the disposition of those claims.  In that regard, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  Medos has not yet responded to the demand, but has agreed to participate in non-binding mediation in accordance with the rules of the American Arbitration Association.  Although the Company denies the claims asserted by Medos, an adverse finding of liability could have a material impact on the Company.  The Company has reviewed the assertions by Medos, and has concluded that a loss resulting from these asserted claims is not probable as of March 31, 2009.

Under the terms of the escrow agreement, the Company’s initiation of the arbitration proceeding disputing all of Medos’ claims precluded Medos from taking further action seeking release of the escrow funds.  Notwithstanding this contractual prohibition, subsequent to the Company’s service of the arbitration demand on Medos on July 25, 2008 and without the Company’s knowledge, Medos obtained the release of the $1.0 million escrow amount and the escrow agent released these funds to Medos.  The Company notified Medos that its unauthorized actions resulting in the release of the escrowed amount is in violation of the escrow agreement.  Furthermore, the Company notified Medos that its failure to return the escrowed amount to the escrow agent could result in the Company taking action against Medos for this violation.

The Company is not a party to any other legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

G.	Concentration of Credit Risk and Major Customers

For the year ended March 31, 2009, one customer represented 81% of our revenues.  For the year ended March 31, 2008, two customers represented 65% and 16% of revenues, respectively.

As of March 31, 2009 and 2008, the Company had $997,000 and $480,000, respectively, due from one customer related to receivables on royalties.  These amounts are classified as accounts receivable-other in the Company’s balance sheets.

As of March 31, 2009 and 2008, the Company had accounts receivable-trade of $26,000, or 62%,  and $4,000, or 8%, respectively, due from one customer.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.	Stockholders’ Equity

The Company, originally incorporated as a Massachusetts corporation at inception, was reincorporated as a Delaware corporation, as approved by the Company’s stockholders, in October 2007.  As a result of the reincorporation, the par value of the Company’s common stock, which was previously $0.01 per share, is now $0.001 per share.  Accordingly, the stockholders’ equity section of the consolidated balance sheets presented reflects the change in par value.

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

Common Stock Options and Warrants

On December 22, 2004, the Company issued 1,139,586 shares of its common stock to investors in a private placement raising gross proceeds of $2,735,000, before transaction costs.  In connection with this private placement, the Company issued warrants to investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  In addition, the placement agent was issued warrants to purchase 113,959 shares of our common stock at an exercise price of $2.40 per share and 56,979 shares of our common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  If the warrants issued to the investors and placement agents, aggregating 740,731 shares, are exercised, the Company would receive gross proceeds of approximately $2,154,000, before transaction costs, if any.

On July 12, 2005, the Company issued warrants to a consultant for 140,000 shares of common stock, with an exercise price of $2.40.  The warrants expired on July 11, 2008.

On March 31, 2008, the Company issued warrants to the investment bankers who assisted in the sale of CDT to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

The Company issued 1,035,663 shares of common stock during the year ended March 31, 2008, as a result of the exercise of options by employees and consultants, generating cash proceeds of approximately $947,000.  There were no exercises of options by employees and consultants during the year ended March 31, 2009.

Employee Stock Purchase Plan

During the year ended March 31, 2009, the Company issued 138,086 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $37,000.  The Company also recorded stock compensation of $7,000 during the fiscal year ended March 31, 2009 to reflect the effect of the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.  In connection with this share issuance, the Board of Directors approved an amendment to the ESP Plan which permanently increased the number of shares issuable to any one employee during a semi-annual offering period to 23,000 shares.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  On December 17, 2008, in light of the current market conditions, the Board of Directors authorized the repurchase of up to $30,000 of common stock from the shares available for repurchase under to the program.  In January 2009, the Company repurchased 76,692 shares of its common stock at an approximate cost of $30,000.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the year ended March 31, 2008.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

I.	Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the Plan.  Under the terms of the Plan the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  In February 2008, the Company filed two Forms S-8 to register 360,000 shares of common stock in connection with previously granted stock options to two executives who received grants of unregistered shares under Rule 711 of AMEX.  Normally, options granted expire ten years from the grant date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the year ended March 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2008	2,637,819	$1.97
Granted	86,750	0.40
Exercised	-	-
Cancelled	(625,869)	2.25
Options outstanding as of March 31, 2009	2,098,700	1.82	5.24	$-
Options exercisable as of March 31, 2009	1,776,527	1.97	4.62	$-
Options vested or expected to vest as of March 31, 2009	2,098,700	1.82	5.24	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2009 of $0.18 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.  Total intrinsic value of stock options exercised under the Plan for the fiscal years ended March 31, 2009 and 2008 was $0 and $363,000, respectively.  The total fair value of stock options that vested during the fiscal years ended March 31, 2009 and 2008 were $384,000 and $219,000, respectively.

At March 31, 2009, there were no shares remaining to be granted under the 1996 Stock Option Plan and 3,067,312 shares were available for grant under the 2003 Stock Option Plan.

J.	Discontinued Operations

Gish Biomedical, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations present the results of Gish as discontinued operations.  The Company’s Board of Directors approved a plan to sell Gish in June 2007.  The Company executed the Gish Purchase Agreement on July 3, 2007, effective as of June 30, 2007, and closed on July 6, 2007.  The Company has (i) eliminated Gish’s financial results from its ongoing operations, (ii) determined that Gish, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the Gish financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of Gish or cash flows from Gish after the sale.

The current liabilities of discontinued operations of $149,000 as of March 31, 2009 and 2008 is comprised of the amounts owed to Medos due to the change in the stockholder’s equity of Gish from March 31, 2007 through June 30, 2007 in accordance with the terms of the Gish Purchase Agreement.

Revenues related to Gish for fiscal 2008 were $3,849,000.  Net loss related to Gish for fiscal 2008 was $319,000.  Loss on sale of Gish was $1,173,000 for the fiscal year ended March 31, 2008.  Revenue and loss from discontinued operations for Gish for fiscal 2008 include results for the three months ended June 30, 2007 as the Company sold Gish on July 6, 2007.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Catheter and Disposables Technology, Inc.

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations present the results of CDT as discontinued operations.  As noted above, the Company executed the CDT Purchase Agreement and simultaneously closed the transaction on March 28, 2008.  The Company has (i) eliminated CDT’s financial results from its ongoing operations, (ii) determined that CDT, which operated as a separate subsidiary, was a separate component of its aggregated business as, historically, management reviewed separately the CDT financial results and cash flows apart from its ongoing continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of CDT or cash flows from CDT after the sale.

Revenues related to CDT for fiscal 2008 were $3,646,000.  Net loss related to CDT for fiscal 2008 was $1,666,000.  Loss on sale of CDT was $690,000 for the fiscal year ended March 31, 2008.

K.	Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses	Other	Write-off	Balance at end of period
Year ended March 31, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$6	$-	$-	$1	$5
Total	$6	$-	$-	$1	$5

Year ended March 31, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$5	$1	$-	$-	$6
Total	$5	$1	$-	$-	$6

L.	Benefit Plans and Employment Agreements of Executive Officers

The Company has the AdvanSource 401(k) Retirement Savings Plan established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary and the Company made no matching contributions during either fiscal 2009 or 2008.

The Company entered into an employment agreement with Eric G. Walters (the “Walters Agreement”), pursuant to which said individual serves as Vice President and Chief Financial Officer of the Company.  Pursuant to the terms of the Walters Agreement, Mr. Walters is to receive an annual base salary of $195,000, as amended.  Mr. Walters’ salary will be reviewed annually by the Board.  Additionally, Mr. Walters may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.

The Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Walters on February 28, 2009 (the “Separation Date”).  Under the terms of the Separation Agreement, which supersedes the previous employment agreement entered into on April 3, 2006, and amended on July 10, 2007, and beginning on the Separation Date, Mr. Walters will: (i) receive a severance payment of approximately $129,000 to be paid over 34 weeks on the Company’s regularly scheduled paydays, and (ii) be eligible for COBRA health benefits, which premiums will be paid by Mr. Walters and the Company for a period of 34 weeks in accordance with our health benefit contribution policies.  As of March 31, 2009, total accrued severance for Mr. Walters was approximately $118,000.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company. Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $290,000, as amended, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company may renew the Adams Agreement at the end of the initial term, however, lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  Either party has the right to terminate the Adams Agreement upon thirty (30) days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two (2) times his annual base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six (6) months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one (1) year after such termination at the Company’s expense.

M.	Investment in CorNova, Inc.

As of March 31, 2007, AdvanSource had a 30% ownership interest in the common stock of CorNova and, accordingly, AdvanSource has used the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and recorded 30% of the net loss of CorNova in its consolidated financial statements for the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2007, the Company recorded equity in the net loss of CorNova of $279,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains on securities classified as available-for-sale), which reduced the Company’s investment in CorNova to $0.  Therefore, no additional losses were recorded from the Company’s equity ownership in CorNova in fiscal 2009 and 2008.  As of March 31, 2009 the Company has a 13% ownership interest in CorNova.  As a result of its decreased ownership interest, the equity method is no longer appropriate and the Company now uses the cost method.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.
N.	Subsequent Events

In connection with the sale of Catheter and Disposables Technology, Inc. (“CDT”) on March 28, 2008 (See Note A), the Company placed $240,000 in escrow as a reserve for our indemnification obligations to TACPRO, Inc. (“Tacpro”), the buyer of CDT, if any.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs will be reported as an additional gain on the sale of CDT in the Company’s quarterly report for the period ending June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2009	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2009	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: June 30, 2009	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: June 30, 2009	/s/ Anthony J. Armini
Anthony J. Armini Director
Dated: June 30, 2009	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: June 30, 2009	/s/ David Volpe
David Volpe Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)