Form 10-Q
period 2009-06-30
AdvanSource Biomaterials Corp
filed 2009-08-13
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑No ❑ (the Registrant is not yet required to submit Interactive Data

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                                     ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of August 12, 2009, there were 21,128,707 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2009 and March 31, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008	5
	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2009	6
	Notes to Condensed Consolidated Financial Statements	7-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21-22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	Signatures	25

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,436	$3,873
Accounts receivable-trade, net of allowance of $5 as of June 30, 2009 and March 31, 2009	156	37
Accounts receivable-other	684	997
Inventories, net	379	390
Prepaid expenses and other current assets	108	108
Total current assets	4,763	5,405
Property, plant and equipment, net	3,234	3,295
Other assets	-	6
Total assets	$7,997	$8,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58	$124
Accrued expenses	395	470
Deferred revenue	100	136
Current liabilities of discontinued operations	149	149
Total current liabilities	702	879
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of June 30, 2009 and March 31, 2009	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,205,399 shares issued and 21,128,707 outstanding as of June 30, 2009 and March 31, 2009	21	21
Additional paid-in capital	37,668	38,744
Accumulated deficit	(30,364)	(30,908)
	7,325	7,857
Less: treasury stock, 76,692 shares at cost as of June 30, 2009 and March 31, 2009	(30)	(30)
Total stockholders' equity	7,295	7,827
Total liabilities and stockholders' equity	$7,997	$8,706

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008
Revenues:
Product sales	$239	$313
License, royalty and development fees	211	561
	450	874
Cost of sales	339	347
Gross profit	111	527
Operating expenses:
Research, development and regulatory	182	183
Selling, general and administrative	786	924
	968	1,107
Loss from operations	(857)	(580)
Other income (expense):
Interest income	-	21
Other expense	(35)	-
Other income (expense)	(35)	21
Net loss from continuing operations	(892)	(559)
Net income from discontinued operations - sale of CDT, net of taxes	213	-
Net loss	$(679)	$(559)
Net income (loss) per common share, basic and diluted:
Net loss per share, continuing operations	$(0.04)	$(0.03)
Net income per share, discontinued operations	0.01	-
Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Shares used in computing net income (loss) per common share, basic and diluted	21,129	21,067

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(679)	$(559)
Net income from discontinued operations - sale of CDT	(213)	-
Net loss from continuing operations	(892)	(559)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	68	102
Stock-based compensation	147	36
Changes in assets and liabilities:
Accounts receivable-trade	(119)	(137)
Accounts receivable-other	313	(42)
Inventories	11	(136)
Prepaid expenses and other current assets	-	70
Accounts payable	(66)	(66)
Accrued expenses	(75)	(362)
Deferred revenue	(36)	84
Net cash flows used in operating activities	(649)	(1,010)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7)	(54)
Decrease (increase) in other assets	6	(34)
Net cash flows (used in) investing activities from continuing operations	(1)	(88)
Net cash flows provided by investing activities from discontinued operations	213	-
Net cash flows provided by (used in) investing activities	212	(88)
Net change in cash and cash equivalents	(437)	(1,098)
Cash and cash equivalents at beginning of period	3,873	6,733
Cash and cash equivalents at end of period	$3,436	$5,635

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended June 30, 2009
(Unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance at March 31, 2009	21,129	$21	$38,744	$(30,908)	$(30)	$7,827
Cumulative effect of change in accounting principle - April 1, 2009 reclassification of equity linked financial instruments to derivative liabilities	-	-	(1,223)	1,223	-	-
Stock-based compensation	-	-	147	-	-	147
Net loss	-	-	-	(679)	-	(679)
Balance at June 30, 2009	21,129	$21	$37,668	$(30,364)	$(30)	$7,295

The accompanying notes are and integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In June 2008, the Company reorganized its product line as part of its re-branding effort and launched a new website.  At the Company’s 2008 annual meeting of stockholders on October 15, 2008, the stockholders approved the change of the Company’s name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation to better reflect the Company’s strategic plan.  The Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware effecting this name change effective October 15, 2008.

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of June 30, 2009.  The Company believes that it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company is required to raise additional financing, but are unable to obtain such financing, the Company may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc. (“Gish”), its former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.  After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, the Company owes Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of June 30, 2009 and March 31, 2009.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1.0 million of proceeds paid into escrow is not included in the calculation of the loss on sale of Gish of $1.2 million.

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.  The Company refuted the claims asserted by Medos and the facts and circumstances upon which they are based and, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  The Company reviewed the assertions by Medos, and concluded that a loss resulting from these asserted claims is not probable as of June 30, 2009.

On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment will be eliminated.  The parties have also agreed to dismiss the previously filed demand for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), the Company’s former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits.  Pursuant to the terms of the CDT Purchase Agreement, the Company placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any, as described above.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised the Company, and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain on the sale of CDT during the three-month period ended June 30, 2009.

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has an approximate ownership interest in the outstanding common and preferred stock of CorNova of 12.3% and 12.8% at June 30, 2009 and March 31, 2009, respectively (See Note 12).

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended June 30, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Form 10-K as of and for the year ended March 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

The balance sheet at March 31, 2009 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CardioTech Realty, LLC.

The Company’s investment in CorNova is accounted for using the cost method of accounting (See Note 12).

Significant accounting policies are described in Note A to the financial statements included in Item 8 of the Company’s Form 10-K as of March 31, 2009.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, valuation of property and equipment, realization of amounts held in escrow, and the outcome of certain claims against the Company in connection with its disposal of Gish.

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

4.	Stock Based Compensation

The Company’s condensed consolidated statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards and employee participation in the Company’s employee stock purchase plan in the amount of $147,000 and $36,000 for the three months ended June 30, 2009 and 2008, respectively.  There was no income tax benefit related to these costs.  As of

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009, the total amount of unrecognized stock-based compensation expense was approximately $144,000 which will be recognized over a weighted average period of 1.34 years.

5.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the three months ended June 30, 2009 and 2008, the Company recognized approximately $13,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

6.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2009	March 31, 2009
Raw materials	$155	$130
Work in progress	7	31
Finished goods	217	229
Total inventories	$379	$390

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2009	March 31, 2009
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,438	1,431
Furniture, fixtures and office equipment	280	280
	4,923	4,916
Less: accumulated depreciation and amortization	(1,689)	(1,621)
	$3,234	$3,295

For the three months ended June 30, 2009 and 2008, depreciation and amortization expense was $68,000 and $102,000, respectively.

8.	Earnings Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” where basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of June 30, 2009 and 2008, potentially dilutive shares of 3,321,229 and 3,744,471, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

9.	Stockholders’ Equity

Common Stock Options and Warrants

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company’s adoption of EITF 07-5, effective April 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF.  The result was a decrease in additional paid in capital as of April 1, 2009 of approximately $1,223,000, a reduction of accumulated deficit of $1,223,000, and a liability of $0.  The liability was then marked to fair value as of June 30, 2009, resulting in no change in the liability and no charge to other income for the three months ended June 30, 2009.  The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

	April 1, 2009	June 30, 2009
Dividend yield	None	None
Expected volatility	88.12	94.34
Risk-free interest rate	1.65%	2.54
Expected life	0.73 years	0.48 years
Fair value of warrants granted	$0.00	$0.00

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

The Company issued no shares of common stock during each of the three months ended June 30, 2009 and 2008 as a result of the exercise of options by employees and consultants.

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

For each of the three months ended June 30, 2009 and 2008, the Company provided for no income taxes as it has recorded a full valuation allowance against the net loss carryforwards.  A full valuation allowance was recorded as the realization of the deferred tax assets is not considered to be more likely than not at this time.

11.	Contingencies

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc. (“Gish”), its former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  As previously described in Note 1, Medos notified the Company on June

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

30, 2008 of certain claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.  The Company refuted the claims asserted by Medos and the facts and circumstances upon which they are based and, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  The Company reviewed the assertions by Medos, and concluded that a loss resulting from these asserted claims is not probable as of June 30, 2009.

On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment will be eliminated.  The parties have also agreed to dismiss the previously field for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

12.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of SFAS No. 141(R) is prohibited.  The Company adopted SFAS No. 141(R) on April 1, 2009.  In the event an acquisition were contemplated and transacted, the Company believes the adoption of SFAS No. 141(R) could have a material impact on how the Company would identify, negotiate, and value future acquisitions and a material impact on how an acquisition would affect the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company’s adoption of EITF 07-5, effective April 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF.  The result was a decrease in additional paid in capital as of April 1, 2009 of approximately $1,223,000, a reduction of accumulated

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

deficit of $1,223,000, and a liability of $0.  The liability was then marked to fair value as of June 30, 2009, resulting in no change in the liability and no charge to other income for the three months ended June 30, 2009.  The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

	April 1, 2009	June 30, 2009
Dividend yield	None	None
Expected volatility	88.12	94.34
Risk-free interest rate	1.65%	2.54
Expected life	0.73 years	0.48 years
Fair value of warrants granted	$0.00	$0.00

On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events,” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS 165 had no impact on the Company’s condensed consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

FASB Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the condensed consolidated financial statements.

13.	Subsequent Events

On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment will be eliminated.  The parties have also agreed to dismiss the previously field for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators have advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we have undertaken the development of a SynCAB graft having smaller inner bore diameters as recommended.  We believe this development effort will require alliance with a technology partner capable of providing the necessary surface treatment of the inner bore of a smaller SynCAB graft.  We have identified certain technology partners with these capabilities, although no agreements have been entered into for assistance with the planned development.  Although we intend on moving forward with the development of SynCAB grafts having smaller inner bore diameters, there can be no assurance that we will be successful in developing a commercially viable SynCAB graft or that we will be successful in entering into a development agreement with a technology partner on terms that are acceptable to us or at all.

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

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, located in Minnesota, is an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that CDT did not fit our strategic direction.  CDT was sold in March 2008.

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish is located in southern California and manufacturers single use cardiopulmonary bypass products that have a disposable component.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that Gish did not fit our strategic direction.  Gish was sold in July 2007.

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 12.3% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

Sale of Gish and CDT

On July 6, 2007, the we completed the sale of Gish Biomedical, Inc. (“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.  After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, we owe Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, has not been paid to Medos, and is reflected as a current liability of discontinued operations as of June 30, 2009 and March 31, 2009.

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

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) we breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.  We refuted the claims asserted by Medos and the facts and circumstances upon which they are based and, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served our arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  We reviewed the assertions by Medos, and concluded that a loss resulting from these asserted claims is not probable as of June 30, 2009.

On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment will be eliminated.  The parties have also agreed to dismiss the previously filed demand for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to us in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), our former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro, if any, as described above. The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us, and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain on the sale of CDT during the three months ended June 30, 2009.

Technology and Intellectual Property

Our unique materials science strengths are embodied in our family of proprietary polymers.  We manufacture and sell our custom polymers under trade names including ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, HydroThane, and PolyBlend.  The ChronoFlex family of polymers has the potential to be marketed beyond our existing customer base.  Our goal is to fulfill the market’s need for advanced materials science capabilities, thereby enabling customers to improve devices that utilize polymers.  Our chemists continue to develop the ChronoFlex family of medical-grade polymers.  Conventional polymers are susceptible to degradation resulting in catastrophic failure of long-term implantable devices such as pacemaker leads.  ChronoFlex and ChronoThane polymers are designed to overcome such degradation and reduce the incidents of infections associated with invasive devices.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators have advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we have undertaken the development of a SynCAB graft having smaller inner bore diameters as recommended.  We believe this development effort will require alliance with a technology partner capable of providing the necessary surface treatment of the inner bore of a smaller SynCAB graft.  We have identified certain technology partners with these capabilities, although no agreements have been entered into for assistance with the planned development.  Although we intend on moving forward with the development of SynCAB grafts having smaller inner bore diameters, there can be no assurance that we will be successful in developing a commercially viable SynCAB graft or that we will be successful in entering into a development agreement with a technology partner on terms that are acceptable to us or at all.

The objective of the trial is to work towards obtaining European CE Marking for the CardioPassTM.  Approval by the Notified Body and obtaining CE Marking would allow CardioPassTM to be marketed and sold in all European Union countries as well as other countries worldwide that accept this approval for registration within those countries.

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Other than the adoption of EITF Issue No. 07-5, which is more fully discussed in Note 12 to the unaudited condensed consolidated financial statements, there has been no change to our critical accounting policies during the fiscal quarter ended June 30, 2009.

Results of Operations

Three Months Ended June 30, 2009 vs. June 30, 2008

Revenues

Total revenues for the three months ended June 30, 2009 were $450,000 as compared with $874,000 for the comparable prior year period, a decrease of $424,000, or 48.5%.

Product sales of our biomaterials for the three months ended June 30, 2009 were $239,000 as compared with $313,000 for the comparable prior year period, a decrease of $74,000, or 23.6%.  Product sales decreased primarily due to a decrease in the demand for biomaterials from our existing customer base.

License, royalty and development fees for the three months ended June 30, 2009 were $211,000 as compared with $561,000 for the comparable prior year period, a decrease of $350,000 or 62.4%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the three months ended June 30, 2009 is primarily a result of an amendment to an agreement with a major customer from whom we derive a majority of our license, royalty and development fee revenue.  The amendment to this agreement resulted in the reduction of royalty fees paid to us per unit of sale of our customer’s product.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2009 was $111,000, or 24.7% of total revenues, compared with $527,000, or 60.3% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is due to the decrease of product sales and license, royalty and development fees.

Gross profit on product sales for the three months ended June 30, 2009 was a loss of ($100,000), or (41.8%) of product sales, compared with a loss of ($34,000), or (10.9%) of product sales, for the comparable prior year period.  The decrease in gross profit on product sales and gross profit as a percentage of product sales is primarily due to the adverse affect on gross profits resulting from lower sales in a high fixed cost production environment.  The consistent quarter-over-quarter cost of goods in dollars also reflects the high fixed cost structure for biomaterials production.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2009 were $182,000 as compared with $183,000 for the comparable prior year period, a decrease of $1,000 or 0.5%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  During the three months ended June 30, 2009, we increased our research and development expenditures in the development of new biomaterials and related applications while expenditures related to the CardioPass clinical trials decreased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 were $786,000 as compared with $924,000 for the comparable prior year period, a decrease of $138,000 or 14.9%.  The decrease is primarily attributable to our cost containment measures which included reductions in outside consultants and insurance costs; offset in part by an increase in non-cash stock-based compensation expenses.

Other Income (Expense)

Other expense, for the three months ended June 30, 2009 was $35,000 as compared with other income of $21,000 for the comparable prior year period.  Other expense reported for the three months ended June 30, 2009 was a result of the write-off of royalty receivable previously recorded as of March 31, 2009.  Other income reported for the three months ended June 30, 2008 was a result of interest income earned during the first quarter of fiscal 2009.  Due to lower cash balances and the reduction in effective interest rates on our investments, no interest income was reported in the first quarter of fiscal 2010.

Net Income from Discontinued Operations – Sale of CDT

Net income from discontinued operations – sale of CDT is due to the gain realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT, our former wholly-owned subsidiary.  The gain realized during the three months ended June 30, 2009 was approximately $213,000, net of post-closing adjustments and additional transaction costs.

Liquidity and Capital Resources

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

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) we breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) we are liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.  We refuted the claims asserted by Medos and the facts and circumstances upon which they are based and, on July 25, 2008, as provided in the Gish Purchase Agreement, we initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served our arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  We reviewed the assertions by Medos, and concluded that a loss resulting from these asserted claims is not probable as of June 30, 2009.

On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment will be eliminated.  The parties have also agreed to dismiss the previously filed demand for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to us in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

As of June 30, 2009, we had cash and cash equivalents of $3,436,000, a decrease of $437,000 when compared with a balance of $3,873,000 as of March 31, 2009.

During the three months ended June 30, 2009, we had net cash outflows of $649,000 from operating activities as compared with net cash outflows of $1,010,000 for the comparable prior year period.  The net cash outflows used in operating activities of continuing operations during the three months ended June 30, 2009 is primarily a result of the net loss, increases in accounts receivable, and a reduction in accounts payable and accrued expenses.  These cash outflows were offset by cash received on accounts receivable related to royalties.  In addition, net cash outflows was offset by non-cash items related to depreciation, amortization and stock-based compensation expenses.

During the three months ended June 30, 2009, we had net cash outflows of $1,000 from investing activities from continuing operations as compared to net cash outflows of $88,000 from investing activities from continuing operations for the comparable prior year period.  The net cash outflows from investing activities from continuing operations is primarily a result of minor purchases of equipment offset by a reduction in prepaid insurance premiums.  During the three months ended June 30, 2009, we had net cash inflows of $213,000 from investing activities from discontinued operations as a result of the net cash realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT.

At June 30, 2009, we had no debt.  We believe our June 30, 2009 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 209, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  Medos’ claims aggregate approximately $4.3 million and include allegations that (i) the Company breached certain representations and warranties in the Gish Purchase Agreement, including certain representations and warranties concerning the financial condition of Gish as of March 31, 2007, (ii) the Company is liable for the severance obligations related to two key Gish employees terminated by Medos subsequent to the acquisition date, and (iii) Medos is entitled to a purchase price adjustment for the period between March 31, 2007 and July 6, 2007.  The Company refuted the claims asserted by Medos and the facts and circumstances upon which they are based and, on July 25, 2008, as provided in the Gish Purchase Agreement, the Company initiated an arbitration proceeding with the American Arbitration Association in New York, New York, and served its arbitration demand upon Medos that same day.  The arbitration demand seeks a declaration that the amounts claimed by Medos are without merit and unsupportable.  The Company reviewed the assertions by Medos, and concluded that a loss resulting from these asserted claims is not probable as of June 30, 2009.

On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment will be eliminated.  The parties have also agreed to dismiss the previously filed demand for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2009.

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

By:  /s/ David Volpe
David Volpe
Acting Chief Financial Officer

Dated:  August 13, 2009