Form 10-Q
period 2009-09-30
AdvanSource Biomaterials Corp
filed 2009-11-12
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of October 30, 2009, there were 21,168,071 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,628	$3,873
Accounts receivable-trade, net of allowance of $5 as of September 30, 2009 and March 31, 2009	104	37
Accounts receivable-other	33	997
Inventories, net	417	390
Note receivable	353	-
Prepaid expenses and other current assets	147	108
Total current assets	4,682	5,405
Property, plant and equipment, net	3,176	3,295
Other assets	-	6
Total assets	$7,858	$8,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77	$124
Accrued expenses	218	470
Deferred revenue	35	136
Warrant liabilities	-	-
Current liabilities of discontinued operations	-	149
Total current liabilities	330	879

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2009 and March 31, 2009	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,244,763 and 21,205,399 shares issued and 21,168,071 and 21,128,707 shares outstanding as of September 30, 2009 and March 31, 2009, respectively	21	21
Additional paid-in capital	37,710	38,744
Accumulated deficit	(30,173)	(30,908)
	7,558	7,857
Less: treasury stock, 76,692 shares at cost as of September 30, 2009 and March 31, 2009	(30)	(30)
Total stockholders' equity	7,528	7,827
Total liabilities and stockholders' equity	$7,858	$8,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$316	$409	$555	$722
License, royalty and development fees	202	580	413	1,141
	518	989	968	1,863
Cost of sales	291	380	630	727
Gross profit	227	609	338	1,136
Operating expenses:
Research, development and regulatory	159	231	341	414
Selling, general and administrative	610	722	1,396	1,646
	769	953	1,737	2,060
Loss from operations	(542)	(344)	(1,399)	(924)
Other income (expense):
Interest income	4	17	4	38
Other expense	-	-	(35)	-
Other income (expense)	4	17	(31)	38
Net loss from continuing operations	(538)	(327)	(1,430)	(886)
Income from discontinued operations - sale of subsidiaries, net of tax of $0	729	-	942	-
Net income (loss)	$191	$(327)	$(488)	$(886)
Net income (loss) per common share, basic:
Net loss per share, continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Net income per share, discontinued operations	0.03	-	0.04	-
Net income (loss) per common share, basic:	$0.01	$(0.02)	$(0.02)	$(0.04)
Net income (loss) per common share, diluted:
Net loss per share, continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Net income per share, discontinued operations	0.03	-	0.04	-
Net income (loss) per common share, diluted:	$0.01	$(0.02)	$(0.02)	$(0.04)
Shares used in computing net income (loss) per common share:
Basic	21,136	21,084	21,132	21,076
Diluted	21,137	21,084	21,132	21,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(488)	$(886)
Net income from discontinued operations - sale of subsidiaries	(942)	-
Net loss from continuing operations	(1,430)	(886)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	136	208
Provision for inventory obsolescence	-	10
Stock-based compensation	179	80
Changes in assets and liabilities:
Accounts receivable-trade	(67)	(25)
Accounts receivable-other	964	(61)
Inventories	(27)	(125)
Prepaid expenses and other current assets	(39)	(38)
Accounts payable	(47)	(20)
Accrued expenses	(252)	(281)
Deferred revenue	(101)	(31)
Net cash flows used in operating activities from continuing operations	(684)	(1,169)
Net cash flows used in operating activities from discontinued operations	(149)	-
Net cash flows used in operating activities	(833)	(1,169)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17)	(152)
Decrease in other assets	6	11
Net cash flows used in investing activities from continuing operations	(11)	(141)
Net cash flows provided by investing activities from discontinued operations	589	-
Net cash flows provided by (used in) investing activities	578	(141)
Cash flows from financing activities:
Net proceeds from issuance of common stock	10	25
Net cash flows provided by financing activities	10	25
Net change in cash and cash equivalents	(245)	(1,285)
Cash and cash equivalents at beginning of period	3,873	6,733
Cash and cash equivalents at end of period	$3,628	$5,448

Supplemental Disclosure of Cash Flow Information:
Receipt of promissory note due to the Company upon settlement with Medos (Note 1)	$493	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended September 30, 2009
(Unaudited - in thousands)

	Common Stock
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2009	21,129	$21	$38,744	$(30,908)	$(30)	$7,827
Cumulative effect of change in accounting principle - April 1, 2009 reclassification of equity linked financial instruments to derivative liabilities	-	-	(1,223)	1,223	-	-
Issuance of common stock pursuant to employee stock purchase plan	39	-	10	-	-	10
Stock-based compensation	-	-	179	-	-	179
Net loss	-	-	-	(488)	-	(488)
Balance at September 30, 2009	21,168	$21	$37,710	$(30,173)	$(30)	$7,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AdvanSource Biomaterials Corporation, formerly CardioTech International, Inc. (“AdvanSource” or the “Company”), develops advanced polymer materials which provide critical characteristics in the design and development of medical devices.  The Company’s biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  The Company’s business model leverages its proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

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

In June 2008, the Company reorganized its product line as part of a re-branding effort and launched a new website.  At the Company’s 2008 annual meeting of stockholders on October 15, 2008, the stockholders approved the name change from CardioTech International, Inc. to AdvanSource Biomaterials Corporation to better reflect the Company’s strategic plan.  The Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware effecting this name change effective October 15, 2008.

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of September 30, 2009.  The Company believes it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to it, or at all.  If the Company is required to raise additional financing, but is unable to obtain such financing, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc. (“Gish”), its former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications included items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.  After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, the Company owed Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007 and was reflected as a current liability of discontinued operations as of March 31, 2009.

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement.  Under the terms of the escrow agreement, the Company’s right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow was not included in the initial calculation of the loss on sale of Gish of $1.2 million.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, the Company recorded a gain on the sale of Gish of $729,000 for the three and six month periods ended September 30, 2009.

The terms of the settlement payment provided for Medos to (i) remit to the Company a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of September 30, 2009, the principal balance remaining on the note receivable is approximately $353,000.  The Company recorded approximately $4,000 of interest income in connection with the note receivable.

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), its former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised the Company, and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain on the sale of CDT during the three month period ended June 30, 2009 and six month period ended September 30, 2009.

CorNova

The Company has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has an approximate ownership interest in the outstanding common and preferred stock of CorNova of 12.2% as of September 30, 2009.

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of the Company’s management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and six months ended September 30, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-K as of and for the year ended March 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet at March 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiary, CardioTech Realty, LLC., which was involuntarily dissolved by the Commonwealth of Massachusetts on April 30, 2009.

The Company’s investment in CorNova is accounted for using the cost method of accounting.

Significant accounting policies are described in Note A to the financial statements included in Item 8 of the the Company’s Form 10-K as of March 31, 2009.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, and valuation of property and equipment.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the second quarter of 2009.  All accounting references herein have been updated, and therefore references to Statements of Financial Accounting Standards have been replaced with ASC references.  The issuance of the Codification did not change GAAP and therefore its adoption by the Company will only affect how specific references to GAAP literature are disclosed in the notes to our condensed consolidated financial statements.

3.	Fair Value of Financial Instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures,” for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis on April 1, 2008 and adopted this provision for all other assets and liabilities on April 1, 2009.  ASC 820 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Stock Based Compensation

The Company’s condensed consolidated statements of operations include stock-based compensation expense related to its stock option plans for employee and non-employee director awards and employee participation in its employee stock purchase plan in the amount of $32,000 and $44,000 for the three months ended September 30, 2009 and 2008, respectively, and $179,000 and $80,000 for the six months ended September 30, 2009 and 2008, respectively.  There was no income tax benefit related to these costs.  As of September 30, 2009, the total amount of unrecognized stock-based compensation expense was approximately $129,000 which will be recognized over a weighted average period of 1.46 years.

5.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of the Company’s Board of Directors, for an annualized fee of $50,000.  During each of the three and six months ended September 30, 2009 and 2008, the Company recognized approximately $13,000 and $25,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

6.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2009	March 31, 2009
Raw materials	$165	$130
Work in progress	16	31
Finished goods	236	229
Total inventories	$417	$390

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2009	March 31, 2009
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,448	1,431
Furniture, fixtures and office equipment	280	280
	4,933	4,916
Less: accumulated depreciation and amortization	(1,757)	(1,621)
	$3,176	$3,295

For the three months ended September 30, 2009 and 2008, depreciation and amortization expense was $68,000 and $106,000, respectively.  For the six months ended September 30, 2009 and 2008, depreciation and amortization expense was $136,000 and $208,000, respectively.

8.	Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period.  Diluted net income per share is calculated by dividing the net income by the weighted average shares outstanding of common stock and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the Company’s reported basic and diluted income (loss) per share computations for the periods ended :

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Shares used in computing net income (loss) per common share-basic	21,136	21,084	21,132	21,076
Add: Net additional common shares upon assumed exercise of common stock options	1	-	-	-
Adjusted shares used in computing net income (loss) per common share-diluted	21,137	21,084	21,132	21,076

The number of weighted-average stock options and warrants outstanding which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive was 3,358,502 and 3,305,459 shares for the three and six month periods ended September 30, 2009, respectively, and 3,387,048 and 3,543,813 shares for the three and six month periods ended September 30, 2008, respectively.

9.	Stockholders’ Equity

Common Stock Options and Warrants

Effective April 1, 2009, the Company adopted the subtopic of ASC 815, “Derivatives and Hedging:  Contracts in Entity’s Own Stock.”  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for certain scope exceptions.  The Company’s adoption of ASC 815 resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were retroactively reclassified as liabilities as of April 1, 2009.  The result was a decrease in additional paid in capital as of April 1, 2009 of approximately $1,223,000, a reduction of accumulated deficit of $1,223,000, and a de minimus liability.  The liability was then marked to fair value as of September 30, 2009, resulting in no change in the liability and no charge to other income for the three and six months ended September 30, 2009.  The Company uses the Black-Scholes pricing model to calculate fair value of our warrant liabilities.  Key assumptions used to apply these models are as follows:

	April 1, 2009	September 30, 2009
Dividend yield	None	None
Expected volatility	88.12	94.26
Risk-free interest rate	1.65%	3.32%
Expected life	0.73 years	0.23 years

On December 22, 2004, the Company issued 1,139,586 shares of its common stock to investors in a private placement raising gross proceeds of $2,735,000, before transaction costs.  In connection with this private placement, the Company issued warrants to investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  In addition, the placement agent was issued warrants to purchase 113,959 shares of the Company’s common stock at an exercise price of $2.40 per share and 56,979 shares of the Company’s common stock at an exercise price of $3.00 per share, which are exercisable until December 22, 2009.  If the warrants issued to the investors and placement agents, aggregating 740,731 shares, are exercised, the Company would receive gross proceeds of approximately $2,154,000, before transaction costs, if any.

On July 12, 2005, the Company issued warrants to a consultant for 140,000 shares of common stock, with an exercise price of $2.40.  The warrants expired on July 11, 2008.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2008, the Company issued warrants to the investment bankers who assisted in the sale of CDT to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

The Company issued no shares of common stock during each of the three and six months ended September 30, 2009 and 2008 as a result of the exercise of options by employees and consultants.

Employee Stock Purchase Plan

During the three month period ended September 30, 2009, the Company issued 39,364 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $10,000.  The Company also recorded stock-based compensation of $2,000 during the three months ended September 30, 2009 to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.  During the three month period ended September 30, 2008, the Company issued 58,675 shares of its common stock to its employees pursuant to the terms of the ESP Plan and received cash proceeds of approximately $25,000.

10.	Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes.”  Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

For each of the three and six months ended September 30, 2009 and 2008, the Company provided for no income taxes as it has recorded a full valuation allowance against the net loss carryforwards.  A full valuation allowance was recorded since the realization of the deferred tax assets is not considered to be more likely than not at this time.

11.	New Accounting Pronouncements

In December 2007, the FASB issued ASC 805, “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired.  ASC 805 provides guidance for the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur.  ASC 805 also includes a substantial number of new disclosure requirements.  ASC 805 is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted ASC 805 on April 1, 2009.  In the event an acquisition were contemplated and transacted, the Company believes the adoption of ASC 805 could have a material impact on how it would identify, negotiate, and value future acquisitions and a material impact on how an acquisition would affect its condensed consolidated financial statements.

On June 30, 2009, the Company adopted ASC 855, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 had no impact on the Company’s condensed consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators have advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we have undertaken the development of a SynCAB graft having smaller inner bore diameters as recommended.  We believe this development effort will require alliance with a technology partner capable of providing the necessary surface treatment of the inner bore of a smaller SynCAB graft.  We have identified certain technology partners with these capabilities, although no agreements have been entered into for assistance with the planned development.  We intend on evaluating the viability of developing SynCAB grafts having smaller inner bore diameters, however there can be no assurance that we will be successful in developing a commercially viable SynCAB graft or that we will be successful in entering into a development agreement with a technology partner on terms that are acceptable to us or at all.

History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PMI”).  In June 1996, PMI distributed all of the shares of CardioTech International, Inc.’s (“CardioTech”) common stock, which PMI owned, to PMI stockholders of record.  Our materials science technology is principally based upon the ChronoFlexTM proprietary polymers which represent our core technology.

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

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 12.2% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

Sale of Gish and CDT

On July 6, 2007, we completed the sale of Gish Biomedical, Inc. (“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash.  The Gish Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications included items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, intellectual property, and representations regarding the fairness of certain financial statements, tax audits and net operating losses.  After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, we owed Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007.  This amount was recorded as a current liability as of June 30, 2007, and was reflected as a current liability of discontinued operations as of March 31, 2009.

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement.  Under the terms of the escrow agreement, our right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow was not included in the initial calculation of the loss on sale of Gish of $1.2 million.

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, our obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, we recorded a gain on the sale of Gish of $729,000 for the three and six month periods ended September 30, 2009.

The terms of the settlement payment provided for Medos to (i) remit to us a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue to us a promissory note in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of September 30, 2009, the principal balance remaining on the note receivable is approximately $353,000.  We recorded approximately $4,000 of interest income in connection with the note receivable.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT”), our former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash.  The CDT Purchase Agreement also contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  The indemnifications include items such as compliance with legal and regulatory requirements, product liability, lawsuits, environmental matters, product recalls, realization of accounts receivable and inventories at specified time periods, and tax audits.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro if any.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us, and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain on the sale of CDT during the three month period ended June 30, 2009 and six month period ended September 30, 2009.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Other than the adoption of ASC 815, which is more fully discussed in Note 1 to the unaudited condensed consolidated financial statements, there has been no change to our critical accounting policies during the fiscal quarter ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 vs. September 30, 2008

Revenues

Total revenues for the three months ended September 30, 2009 were $518,000 as compared with $989,000 for the comparable prior year period, a decrease of $471,000, or 47.6%.

Product sales of our biomaterials for the three months ended September 30, 2009 were $316,000 as compared with $409,000 for the comparable prior year period, a decrease of $93,000, or 22.7%.  Product sales decreased primarily due to a decrease in the demand for biomaterials from our existing customer base.

License, royalty and development fees for the three months ended September 30, 2009 were $202,000 as compared with $580,000 for the comparable prior year period, a decrease of $378,000 or 65.2%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the three months ended September 30, 2009 is primarily a result of an amendment to an agreement with a major customer from whom we derive a majority of our license, royalty and development fee revenue.  The amendment to this agreement resulted in the reduction of royalty fees paid to us per unit of sale of our customer’s product.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2009 was $227,000, or 43.8% of total revenues, compared with $609,000, or 61.6% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is due to the decrease of product sales and license, royalty and development fees.

Gross profit on product sales for the three months ended September 30, 2009 was $25,000, or 7.9% of product sales, compared with gross profit of $29,000, or 7.1% of product sales, for the comparable prior year period.  Gross profit for the three months ended September 30, 2009 decreased by only 13.8% in comparison to the $93,000, or 22.7%, decrease in product sales.  Additionally, gross profit as a percentage of product sales increased by 11.3% for the three months ended September 30, 2009 as compared to the comparable prior year period.  The relative improvement in gross profit, as measured in terms of percentage of product revenues, is attributable to improved efficiencies in the production process.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2009 were $159,000 as compared with $231,000 for the comparable prior year period, a decrease of $72,000 or 31.2%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  Although we increased research and development expenditures in the development of new biomaterials and related applications during the three months ended September 30, 2009, these increases were offset by decreases in expenditures related to the CardioPass clinical trials and resignation of our vice president of science and technology during the second quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $610,000 as compared with $722,000 for the comparable prior year period, a decrease of $112,000 or 15.5%.  The decrease is primarily attributable to our cost containment measures which included reductions in outside consultants and insurance costs.

Other Income (Expense), Net

Other income for the three months ended September 30, 2009 was $4,000 as compared with other income of $17,000 for the comparable prior year period, a decrease of $13,000 or 76.5%.  Other income reported for the three months ended September 30, 2009 was a result of interest income earned on a note receivable.  Other income reported for the three months ended September 30, 2008 was a result of interest income earned on available cash balances.

Net Income from Discontinued Operations – Sale of Subsidiary

Net income from discontinued operations – sale of subsidiary during the three months ended September 30, 2009 is a result of the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.  Upon the settlement of the dispute with Medos, we realized a gain of $729,000 composed of $580,000 in the form of cash and a note receivable, and the elimination of a former post-closing obligation to Medos in the amount of $149,000.

Six Months Ended September 30, 2009 vs. September 30, 2008

Revenues

Total revenues for the six months ended September 30, 2009 were $968,000 as compared with $1,863,000 for the comparable prior year period, a decrease of $895,000, or 48.0%.

Product sales of our biomaterials for the six months ended September 30, 2009 were $555,000 as compared with $722,000 for the comparable prior year period, a decrease of $167,000, or 23.1%.  Product sales decreased primarily due to a decrease in the demand for biomaterials from our existing customer base.

License, royalty and development fees for the six months ended September 30, 2009 were $413,000 as compared with $1,141,000 for the comparable prior year period, a decrease of $728,000 or 63.8%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the six months ended September 30, 2009 is primarily a result of an amendment to an agreement with a major customer from whom we derive a majority of our license, royalty and development fee revenue.  The amendment to this agreement resulted in the reduction of royalty fees paid to us per unit of sale of our customer’s product.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2009 was $338,000, or 34.9% of total revenues, compared with $1,136,000, or 61.0% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is due to the decrease of product sales and license, royalty and development fees.

Gross profit on product sales for the six months ended September 30, 2009 was a loss of $75,000, or 13.5% of product sales, compared with a loss of $5,000, or 0.7% of product sales, for the comparable prior year period.  The decrease in gross profit on product sales and gross profit as a percentage of product sales is primarily due to the adverse affect on gross profits resulting from lower sales in a high fixed cost production environment.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2009 were $341,000 as compared with $414,000 for the comparable prior year period, a decrease of $73,000 or 17.6%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  Although we increased research and development expenditures in the development of new biomaterials and related applications during the six months ended September 30, 2009, these increases were offset by decreases in expenditures related to the CardioPass clinical trials and resignation of our vice president of science and technology during the second quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2009 were $1,396,000 as compared with $1,646,000 for the comparable prior year period, a decrease of $250,000 or 15.2%.  The decrease is primarily attributable to our cost containment measures which included reductions in outside consultants and insurance costs; offset in part by an increase in non-cash stock-based compensation expenses during the first quarter of fiscal 2010.

Other Income (Expense). Net

Other expense for the six months ended September 30, 2009 was $31,000 as compared with other income of $38,000 for the comparable prior year period.  Other expense reported for the six months ended September 30, 2009 was primarily a result of an infrequently occurring write-off of approximately $35,000.  Other income reported for the six months ended September 30, 2009 was a result of interest income earned on a note receivable.  Other income reported for the six months ended September 30, 2008 was a result of interest income earned on available cash balances.

Net Income from Discontinued Operations – Sale of Subsidiaries

Net income from discontinued operations – sale of subsidiary during the six months ended September 30, 2009 is a result of i) the settlement in April 2009 of the escrow account established in connection with our March 2008 sale of CDT and ii) the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.

Upon the settlement of the escrow account established in connection with the sale of CDT we realized a gain during the three months ended June 30, 2009 of approximately $213,000, net of post-closing adjustments and additional transaction costs.

Upon the settlement of the dispute with Medos, we realized a gain of $729,000 composed of $580,000 in the form of cash and a note receivable, and the elimination of a former post-closing obligation to Medos in the amount of $149,000.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $3,628,000, a decrease of $245,000 when compared with a balance of $3,873,000 as of March 31, 2009.

During the six months ended September 30, 2009, we had net cash outflows of $833,000 from operating activities as compared with net cash outflows of $1,169,000 for the comparable prior year period.  The net cash outflows used in operating activities of continuing operations during the six months ended September 30, 2009 is primarily a result of the net loss, and a reduction in accounts payable, accrued expenses and deferred revenue.  These cash outflows were offset by cash received on accounts receivable related to royalties.  In addition, net cash outflows was offset by non-cash items related to depreciation, amortization and stock-based compensation expenses.

During the six months ended September 30, 2009, we had net cash outflows of $11,000 from investing activities from continuing operations as compared to net cash outflows of $141,000 from investing activities from continuing operations for the comparable prior year period.  The net cash outflows from investing activities from continuing operations is primarily a result of minor purchases of equipment offset by a reduction in certain prepaid insurance premiums.

During the six months ended September 30, 2009, we had net cash inflows of $589,000 from investing activities from discontinued operations as a result of i) the net cash of $213,000 realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT, and ii) the settlement of the Medos dispute resulting in the receipt of $87,000 in cash and payments on the note receivable of $140,000.

During the six months ended September 30, 2009 we had net cash inflows of $10,000 from financing activities in connection with the issuance of 39,364 shares of common stock pursuant to our employee stock purchase plan, as compared with net cash inflows of $25,000 in connection with the issuance of 58,675 shares of common stock during the comparable prior year period.

At September 30, 2009, we had no debt.  We believe our September 30, 2009 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 209, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, our obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.

The terms of the settlement payment provided for Medos to (i) remit to us a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue to us a promissory note in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.

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

Effective July 31, 2009, Dr. Andrew M. Reed tendered his resignation as our Vice President of Science & Technology to pursue other opportunities.

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

Dated:  November 12, 2009