Form 10-K/A
period 2009-03-31
AdvanSource Biomaterials Corp
filed 2009-12-11
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, originally filed on June 30, 2009.  We are filing this Amendment No. 1 in response to certain comments made by the staff of the Securities and Exchange Commission.  In response to such comments, we have (i) amended Exhibit 10.8 and (ii) filed currently dated certifications of our Chief Executive Officer and Acting Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, Amendment No. 1 restates only Exhibit 10.8 of the original Annual Report on Form   10-K filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	N/A

(2)	Exhibits

Exhibit Number:	Exhibit Title:
10.8	Amendment, dated as of February 25, 2009, to Development, Supply and License Agreement between the Company and Bard Access Systems, Inc. dated November 11, 1992.
31.1	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2009	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 11, 2009	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: December 11, 2009	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: December 11, 2009	/s/ Anthony J. Armini
Anthony J. Armini Director
Dated: December 11, 2009	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: December 11, 2009	/s/ David Volpe
David Volpe Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)