Form 10-Q
period 2009-12-31
AdvanSource Biomaterials Corp
filed 2010-02-16
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of February 5, 2010, there were 21,168,071 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,413	$3,873
Accounts receivable-trade, net of allowance of $5 as of December 31, 2009 and March 31, 2009	156	37
Accounts receivable-other	109	997
Inventories, net	456	390
Note receivable	141	-
Prepaid expenses and other current assets	105	108
Total current assets	4,380	5,405
Property, plant and equipment, net	3,112	3,295
Other assets	-	6
Total assets	$7,492	$8,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101	$124
Accrued expenses	283	470
Deferred revenue	74	136
Current liabilities of discontinued operations	-	149
Total current liabilities	458	879

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2009 and March 31, 2009	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,244,763 and 21,205,399 shares issued and 21,168,071 and 21,128,707 shares outstanding as of December 31, 2009 and March 31, 2009, respectively	21	21
Additional paid-in capital	37,758	38,744
Accumulated deficit	(30,715)	(30,908)
	7,064	7,857
Less: treasury stock, 76,692 shares at cost as of December 31, 2009 and March 31, 2009	(30)	(30)
Total stockholders' equity	7,034	7,827
Total liabilities and stockholders' equity	$7,492	$8,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Product sales	$455	$131	$1,010	$853
License, royalty and development fees	213	557	626	1,698
	668	688	1,636	2,551
Cost of sales	377	344	1,007	1,071
Gross profit	291	344	629	1,480
Operating expenses:
Research, development and regulatory	158	153	499	567
Selling, general and administrative	676	712	2,072	2,358
Impairment of goodwill	-	487	-	487
	834	1,352	2,571	3,412
Loss from operations	(543)	(1,008)	(1,942)	(1,932)
Other income (expense):
Interest income	1	8	5	47
Other expense	-	-	(35)	-
Other income (expense)	1	8	(30)	47
Net loss from continuing operations	(542)	(1,000)	(1,972)	(1,885)
Income from discontinued operations - sale of subsidiaries, net of income tax of $0	-	-	942	-
Net income (loss)	$(542)	$(1,000)	$(1,030)	$(1,885)
Net income (loss) per common share, basic and diluted:
Net loss per share, continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.09)
Net income per share, discontinued operations	-	-	0.04	-
Net income (loss) per common share, basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.09)
Shares used in computing net loss per common share, basic and diluted	21,168	21,126	21,144	21,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,030)	$(1,885)
Net income from discontinued operations - sale of subsidiaries	(942)	-
Net loss from continuing operations	(1,972)	(1,885)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	203	292
Provision for inventory obsolescence	-	10
Impairment of goodwill	-	487
Stock-based compensation	227	115
Changes in assets and liabilities:
Accounts receivable-trade	(119)	(4)
Accounts receivable-other	888	(100)
Inventories	(66)	(167)
Prepaid expenses and other current assets	3	33
Accounts payable	(23)	(225)
Accrued expenses	(187)	(281)
Deferred revenue	(62)	(84)
Net cash flows used in operating activities from continuing operations	(1,108)	(1,809)
Net cash flows used in operating activities from discontinued operations	(149)	-
Net cash flows used in operating activities	(1,257)	(1,809)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20)	(155)
Decrease in other assets	6	16
Net cash flows used in investing activities from continuing operations	(14)	(139)
Net cash flows provided by investing activities from discontinued operations	801	-
Net cash flows provided by (used in) investing activities	787	(139)
Cash flows from financing activities:
Net proceeds from issuance of common stock	10	25
Net cash flows provided by financing activities	10	25
Net change in cash and cash equivalents	(460)	(1,923)
Cash and cash equivalents at beginning of period	3,873	6,733
Cash and cash equivalents at end of period	$3,413	$4,810

Supplemental Disclosure of Cash Flow Information:
Issuance of promissory note upon settlement with Medos (Note 1)	$493	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended December 31, 2009
(Unaudited - in thousands)

	Common Stock
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2009	21,129	$21	$38,744	$(30,908)	$(30)	$7,827
Cumulative effect of change in accounting principle - April 1, 2009 reclassification of equity linked financial instruments to derivative liabilities	-	-	(1,223)	1,223	-	-
Issuance of common stock pursuant to employee stock purchase plan	39	-	10	-	-	10
Stock-based compensation	-	-	227	-	-	227
Net loss	-	-	-	(1,030)	-	(1,030)
Balance at December 31, 2009	21,168	$21	$37,758	$(30,715)	$(30)	$7,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of December 31, 2009.  The Company believes it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to it, or at all.  If the Company is required to raise additional financing, but is unable to obtain such financing, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, the Company recorded a gain on the sale of Gish of $729,000 for the three month period ended September 30, 2009 and nine month period ended December 31, 2009.

The terms of the settlement payment provided for Medos to (i) remit to the Company a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of December 31, 2009, the principal balance remaining on the note receivable is approximately $141,000.  The Company recorded approximately $1,000 and $5,000 of interest income in connection with the note receivable during the three and nine month periods ended December 31, 2009, respectively.

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

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain on the sale of CDT during the three month period ended June 30, 2009 and nine month period ended December 31, 2009.

CorNova

The Company has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has an approximate ownership interest in the outstanding common and preferred stock of CorNova of 9.0% as of December 31, 2009.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of the Company’s management, the accompanying condensed consolidated financials statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and nine months ended December 31, 2009 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Form 10-K as of and for the year ended March 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

The condensed consolidated balance sheet at March 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiary, CardioTech Realty, LLC., which was involuntarily dissolved by the Commonwealth of Massachusetts on April 30, 2009.

The Company’s investment in CorNova is accounted for using the cost method of accounting.

Significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of the Company’s Form 10-K as of March 31, 2009.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, and valuation of property and equipment.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement became effective for the Company beginning in the second quarter of 2009.  All accounting references herein have been updated, and therefore references to Statements of Financial Accounting Standards have been replaced with ASC references.  The issuance of the Codification did not change GAAP and therefore its adoption by the Company will only affect how specific references to GAAP literature are disclosed in the notes to our condensed consolidated financial statements.

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

4.	Stock Based Compensation

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

Activity under the Plans for the nine months ended December 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2009	2,098,700	$1.82
Granted	940,000	0.29
Exercised	-	-
Cancelled	(516,388)	-
Options outstanding as of December 31, 2009	2,522,312	1.21	6.78	$4
Options exercisable as of December 31, 2009	2,023,372	1.38	6.19	$1
Options vested or expected to vest as of December 31, 2009	2,522,312	1.21	6.78	$4

The Company’s condensed consolidated statements of operations include stock-based compensation expense related to its stock option plans for employee and non-employee director awards and employee participation in its employee stock purchase plan in the amount of $48,000 and $35,000 for the three months ended December 31, 2009 and 2008, respectively, and $227,000 and $115,000 for the nine months ended December 31, 2009 and 2008, respectively.  There was no income tax benefit related to these costs.  As of December 31, 2009, the total amount of unrecognized stock-based compensation expense was approximately $147,000 which will be recognized over a weighted average period of 1.76 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of the Company’s Board of Directors, for an annualized fee of $50,000.  During each of the three and nine months ended December 31, 2009 and 2008, the Company recognized approximately $13,000 and $38,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.

6.	Inventories

Inventories consist of the following:

(in thousands)	December 31, 2009	March 31, 2009
Raw materials	$194	$130
Work in progress	31	31
Finished goods	231	229
Total inventories	$456	$390

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2009	March 31, 2009
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,451	1,431
Furniture, fixtures and office equipment	280	280
	4,936	4,916
Less: accumulated depreciation and amortization	(1,824)	(1,621)
	$3,112	$3,295

For the three months ended December 31, 2009 and 2008, depreciation and amortization expense was $67,000 and $84,000, respectively.  For the nine months ended December 31, 2009 and 2008, depreciation and amortization expense was $203,000 and $292,000, respectively.

8.	Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period.  Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares outstanding of common stock and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants, computed using the treasury stock method.  For both the three and nine months ended December 31, 2009, potentially dilutive shares of 2,741,610 were excluded from the earnings per share calculation because their effect would be antidilutive.  For both the three and nine months ended December 31, 2008, potentially dilutive shares of 3,670,721 were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Equity

Common Stock Options and Warrants

Effective April 1, 2009, the Company adopted the subtopic of ASC 815, “Derivatives and Hedging:  Contracts in Entity’s Own Stock.”  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for certain scope exceptions.  The Company’s adoption of ASC 815 resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were retroactively reclassified as liabilities as of April 1, 2009.  The result was a decrease in additional paid in capital as of April 1, 2009 of approximately $1,223,000, a reduction of accumulated deficit of $1,223,000, and a de minimus liability.  The warrants requiring liability classification expired on December 22, 2009, accordingly, no additional calculation of the change in liability as of December 31, 2009 was required.  During the nine months ended December 31, 2009 there was no charge to other income.  The Company used the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply this model are as follows:

April 1, 2009
Dividend yield	None
Expected volatility	88.12
Risk-free interest rate	1.65%
Expected life	0.73 years

On December 22, 2004, the Company issued 1,139,586 shares of its common stock to investors in a private placement raising gross proceeds of $2,735,000, before transaction costs.  In connection with this private placement, the Company issued warrants to investors to purchase 569,793 shares of common stock at an exercise price of $3.00 per share, which expired on December 22, 2009.  In addition, the placement agent was issued warrants to purchase 113,959 shares of the Company’s common stock at an exercise price of $2.40 per share and 56,979 shares of the Company’s common stock at an exercise price of $3.00 per share, which expired on December 22, 2009.

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

The Company issued no shares of common stock during each of the three and nine months ended December 31, 2009 and 2008 as a result of the exercise of options by employees and consultants.

Employee Stock Purchase Plan

On August 31, 2009, the Company issued 39,364 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $10,000.  During the three and nine month periods ended December 31, 2008, the Company issued 0 shares and 58,675 shares of its common stock, respectively, to its employees pursuant to the terms of the ESP Plan and received cash proceeds of approximately $0 and $25,000, respectively.  The Company also recorded stock-based compensation of $0 and $2,000, respectively, during the three and nine months ended December 31, 2009; and $0 and $5,000, respectively, during the three and nine months ended December 31, 2008, to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For each of the three and nine months ended December 31, 2009 and 2008, the Company provided for no income taxes as it has recorded a full valuation allowance against the net loss carryforwards.  A full valuation allowance has been recorded since the realization of the deferred tax assets is not considered to be more likely than not at this time.

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

12.	Subsequent Events

The Company has evaluated subsequent events through February 16, 2010, the date which the financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 9.0% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, our obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, we recorded a gain on the sale of Gish of $729,000 for the three month period ended September 30, 2009 and the nine month period ended December 31, 2009.

The terms of the settlement payment provided for Medos to (i) remit to us a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue to us a promissory note in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of December 31, 2009, the principal balance remaining on the note receivable is approximately $141,000.  We recorded approximately $5,000 of interest income in connection with the note receivable during the nine months ended December 31, 2009.

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

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain on the sale of CDT during the three month period ended June 30, 2009 and nine month period ended December 31, 2009.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Other than the adoption of ASC 805 and 855, which is more fully discussed in Note 11 to the unaudited condensed consolidated financial statements, there has been no change to our critical accounting policies during the fiscal quarter ended December 31, 2009.

Results of Operations

Three Months Ended December 31, 2009 vs. December 31, 2008

Revenues

Total revenues for the three months ended December 31, 2009 were $668,000 as compared with $688,000 for the comparable prior year period, a decrease of $20,000, or 2.9%.

Product sales of our biomaterials for the three months ended December 31, 2009 were $455,000 as compared with $131,000 for the comparable prior year period, an increase of $324,000, or 247.3%.  Product sales increased primarily due to an increase in the demand for biomaterials from our existing customer base and new customers.

License, royalty and development fees for the three months ended December 31, 2009 were $213,000 as compared with $557,000 for the comparable prior year period, a decrease of $344,000 or 61.8%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the three months ended December 31, 2009 is primarily a result of an amendment to an agreement with a major customer from whom we derive a majority of our license, royalty and development fee revenue.  The amendment to this agreement resulted in the reduction of royalty fees paid to us per unit of sale of our customer’s product.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2009 was $291,000, or 43.6% of total revenues, compared with $344,000, or 50.0% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the decrease of license, royalty and development fees.  This decrease was partly offset by increased absorption of fixed overhead costs due to increased product sales.

Gross profit on product sales for the three months ended December 31, 2009 was $78,000, or 17.1% of product sales, compared with a loss of ($213,000), or (162.6%) of product sales, for the comparable prior year period.  The improvement in gross profit dollars on product sales and gross profit as a percentage of product revenues is attributable to improved efficiencies in the production process and the increased absorption of fixed overhead costs by the increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2009 were $158,000 as compared with $153,000 for the comparable prior year period, an increase of $5,000 or 3.3%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  Although we increased research and development expenditures in the development of new biomaterials and related applications during the three months ended December 31, 2009, these increases were partially offset by decreases in expenditures related to the CardioPass clinical trials and resignation of our vice president of science and technology during the second quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2009 were $676,000 as compared with $712,000 for the comparable prior year period, a decrease of $36,000 or 5.1%.  The decrease is primarily attributable to our cost containment measures which included reductions in outside consultants and insurance costs.

Impairment of Goodwill

As of December 31, 2008, we determined that the remaining goodwill balance of $487,000 was impaired.

Other Income (Expense), Net

Other income for the three months ended December 31, 2009 was $1,000 as compared with other income of $8,000 for the comparable prior year period, a decrease of $7,000 or 87.5%.  Other income reported for the three months ended December 31, 2009 was a result of interest income earned on a note receivable.  Other income reported for the three months ended December 31, 2008 was a result of interest income earned on available cash balances.

Nine Months Ended December 31, 2009 vs. December 31, 2008

Revenues

Total revenues for the nine months ended December 31, 2009 were $1,636,000 as compared with $2,551,000 for the comparable prior year period, a decrease of $915,000, or 35.9%.

Product sales of our biomaterials for the nine months ended December 31, 2009 were $1,010,000 as compared with $853,000 for the comparable prior year period, an increase of $157,000, or 18.4%.  Product sales increased primarily due to an increase in the demand for biomaterials from our existing customer base and the addition of new customers.

License, royalty and development fees for the nine months ended December 31, 2009 were $626,000 as compared with $1,698,000 for the comparable prior year period, a decrease of $1,072,000 or 63.1%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the nine months ended December 31, 2009 is primarily a result of an amendment to an agreement with a major customer from whom we derive a majority of our license, royalty and development fee revenue.  The amendment to this agreement resulted in the reduction of royalty fees paid to us per unit of sale of our customer’s product.

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2009 was $629,000, or 38.5% of total revenues, compared with $1,480,000, or 58.0% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the decrease of license, royalty and development fees.

Gross profit on product sales for the nine months ended December 31, 2009 was $3,000, or less than 1.0% of product sales, compared with a loss of $218,000, or 25.6% of product sales, for the comparable prior year period.  The improvement in gross profit dollars on product sales and gross profit as a percentage of product revenues is attributable to improved efficiencies in the production process and the increased absorption of fixed overhead costs by the increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2009 were $499,000 as compared with $567,000 for the comparable prior year period, a decrease of $68,000 or 12.0%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  Although we increased research and development expenditures in the development of new biomaterials and related applications during the nine months ended December 31, 2009, these increases were offset by decreases in expenditures related to the CardioPass clinical trials and resignation of our vice president of science and technology during the second quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2009 were $2,072,000 as compared with $2,358,000 for the comparable prior year period, a decrease of $286,000 or 12.1%.  The decrease is primarily attributable to our cost containment measures which included reductions in outside consultants and insurance costs; offset in part by an increase in non-cash stock-based compensation expenses.

Impairment of Goodwill

As of December 31, 2008, we determined that the remaining goodwill balance of $487,000 was impaired.

Other Income (Expense), Net

Other expense for the nine months ended December 31, 2009 was $30,000 as compared with other income of $47,000 for the comparable prior year period.  Other expense reported for the nine months ended December 31, 2009 was primarily a result of an infrequently occurring write-off of approximately $35,000.  Other income reported for the nine months ended December 31, 2009 was a result of interest income earned on a note receivable.  Other income reported for the nine months ended December 31, 2008 was a result of interest income earned on available cash balances.

Net Income from Discontinued Operations – Sale of Subsidiaries

Net income from discontinued operations – sale of subsidiary during the nine months ended December 31, 2009 is a result of i) the settlement in April 2009 of the escrow account established in connection with our March 2008 sale of CDT and ii) the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.

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

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $3,413,000, a decrease of $460,000 when compared with a balance of $3,873,000 as of March 31, 2009.

During the nine months ended December 31, 2009, we had net cash outflows of $1,108,000 from operating activities from continuing operations as compared with net cash outflows of $1,809,000 for the comparable prior year period.  The net cash outflows used in operating activities of continuing operations during the nine months ended December 31, 2009 is primarily a result of the net loss; a reduction in accounts payable and accrued expenses; and an increase in accounts receivable-trade.  These cash outflows were partially offset by cash received on accounts receivable related to royalties.  In addition, net cash outflows were offset by non-cash items related to depreciation, amortization and stock-based compensation expenses.

During the nine months ended December 31, 2009, we had net cash outflows of $14,000 from investing activities from continuing operations as compared to net cash outflows of $139,000 from investing activities from continuing operations for the comparable prior year period.  The net cash outflows from investing activities from continuing operations is primarily a result of minor purchases of equipment partially offset by a reduction in certain prepaid insurance premiums.

During the nine months ended December 31, 2009, we had net cash inflows of $801,000 from investing activities from discontinued operations as a result of i) the net cash of $213,000 realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT, and ii) the settlement of the Medos dispute resulting in the receipt of $87,000 in cash and payments on the note receivable of $352,000.

During the nine months ended December 31, 2009 we had net cash inflows of $10,000 from financing activities in connection with the issuance of 39,364 shares of common stock pursuant to our employee stock purchase plan, as compared with net cash inflows of $25,000 in connection with the issuance of 58,675 shares of common stock during the comparable prior year period.

At December 31, 2009, we had no debt.  We believe our December 31, 2009 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 209, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 14, 2009, we held the 2009 Annual Meeting of Stockholders at which stockholders of record as of August 18, 2009 were entitled to vote on the following matters:

(1)	To elect two (2) Class I directors to hold office until their successors shall be elected and shall have qualified; and

(2)	To ratify the selection of Caturano and Company, P.C. as AdvanSource’s independent registered public accounting firm for the fiscal year ending March 31, 2010.

The results of the votes are as follows:

Proposal No. 1 – Election of Directors	For	Withheld
Michael F. Adams to serve as Class I Director	17,447,142	939,676
Anthony J. Armini to serve as Class I Director	17,403,328	983,490

	For	Withheld	Abstain
Proposal No. 2 – Ratification of Caturano and Company, P.C. to Serve as the Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2010	17,973,130	354,026	59,662

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AdvanSource Biomaterials Corporation

By:  /s/ Michael F. Adams
Michael F. Adams
President & Chief Executive Officer
(Principal Executive Officer)

By:  /s/ David Volpe
David Volpe
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  February 16, 2010