Form 10-K
period 2010-03-31
AdvanSource Biomaterials Corp
filed 2010-07-01
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of June 15, 2010, 21,201,694 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $6,327,000 based on the last sale price as reported by the NYSE Amex on such date.

ADVANSOURCE BIOMATERIALS CORPORATION
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  In addition, you should read and carefully consider the Risk Factors discussed in Part I, Item 1A of this Form 10K.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

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

Our leading edge technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, has been developed to overcome a wide range of design and functional challenges, from the need for dimensional stability, ease of manufacturability and demanding physical properties to overcoming environmental stress cracking and providing heightened lubricity for ease of insertion.  Our polymer product lines are compliant with measures applying to the processing of certain animal waste to protect against transmissible spongiform encephalopathies as set forth in European Council Decision 1999/534/EC.  Our new product extensions allow us to customize our proprietary polymers for specific customer applications in a wide range of device categories.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we evaluated the feasibility of developing a SynCAB graft having smaller inner bore diameters as recommended.  Based upon our evaluation, we determined further development would not be feasible, accordingly, the Company suspended any further clinical trials or development of the SynCAB graft in the fourth quarter of fiscal 2010.

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

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, which was located in Minnesota, was an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Note L).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish was located in southern California and manufactured single use cardiopulmonary bypass products having a disposable component.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Note L).

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have an 8.9% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

At our 2007 Annual Meeting, our stockholders approved our reincorporation from Massachusetts to Delaware.  Our Articles of Charter Surrender in Massachusetts and Certificate of Incorporation and Certificate of Conversion in Delaware were effective as of October 26, 2007.

In June 2008, we reorganized our product line as part of our re-branding effort and launched a new website at www.advbiomaterials.com.  The information available on or through our website is not a part of this report on Form 10-K.  At our 2008 Annual Meeting, our stockholders approved the change of our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation to better reflect our strategic plan.  Our Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware effecting this name change was effective October 15, 2008.

Sale of Gish and CDT

On July 6, 2007, we completed the sale of Gish Biomedical, Inc.(“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, and contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  After transaction expenses and certain post-closing adjustments, we realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, we owed Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007, which amount was recorded as a current liability as of June 30, 2007, and was reflected as a current liability of discontinued operations as of March 31, 2009.

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement.  Under the terms of the escrow agreement, our right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow was not included in the calculation of the loss on sale of Gish of $1.2 million.

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, our obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, we recorded a gain on the sale of Gish of $729,000 for the fiscal year ended March 31, 2010.

The terms of the settlement payment provided for Medos to (i) remit to us a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue to us a promissory note in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of March 31, 2010, the promissory note was paid in full.  We recorded approximately $6,000 of interest income in connection with the promissory note during the fiscal year ended March 31, 2010.

On March 28, 2008, we completed the sale of Catheter and Disposables Technology, Inc. (“CDT“), our former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash, and contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for our indemnification obligations to Tacpro, if any.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection with an investment bank that advised us, and certain post-closing adjustments, we realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs was reported as an additional gain on the sale of CDT during the fiscal year ended March 31, 2010.

Business Strategy

Our vision is to be a world-class, technology company focused on customer-driven solutions in the medical device industry.  As a result of an in-depth study of our strengths and weaknesses and the opportunities in the medical device marketplace, we believe our unique materials science strengths have the potential to be marketed to our existing customer base and to a broader range of medical device developers.  We also believe that there exists a major void in the marketplace that could be filled with our strong materials science capabilities to maximize the early development phase of devices that utilize polymers.

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

We conduct ongoing reviews of intellectual property held by other companies in which our proprietary polymers are cited.  The results of these reviews may lead to additional opportunities to exercise our strategy of seeking license and royalty arrangements for the exclusive use of our polymers; however, there can be no assurances that any new license and royalty arrangements will be established as a result of these efforts.

Technology

Our unique materials science strengths are embodied in our family of proprietary polymers.  We manufacture and sell our custom polymers under the trade names ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, ChronoSil, HydroThane, and PolyBlend.  The ChronoFlex family of polymers has the potential to be marketed beyond our existing customer base.  Our goal is to fulfill the market’s need for advanced materials science capabilities, thereby enabling customers to improve devices that utilize polymers.  Our chemists continue to develop the ChronoFlex family of medical-grade polymers.  Conventional polymers are susceptible to degradation resulting in catastrophic failure of long-term implantable devices such as pacemaker leads.  ChronoFlex and ChronoThane polymers are designed to overcome such degradation and reduce the incidents of infections associated with invasive devices.

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

ChronoFilm is a registered trademark of PMI.  ChronoFlex is our registered trademark.  ChronoThane, ChronoPrene, ChronoSil, HydroThane, and PolyBlend are our tradenames.  CardioPass is our trademark.

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

In October 2009, we filed for a U.S. patent on ChronoSil, our silicone-urethane copolymer product, and methods for making ChronoSil.  ChronoSil can have many physical properties which are usually associated with polyurethanes, but also the feel and characteristics of silicones.

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2010 and 2009, we generated revenues from license, royalty and development fees of $766,000 and $2,333,000, respectively.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials, which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators advised us there might be a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we evaluated the feasibility of developing a SynCAB graft having smaller inner bore diameters as recommended.  Based upon our evaluation, we determined further development would be cost prohibitive, accordingly, the Company suspended any further clinical trials or development of the SynCAB graft in the fourth quarter of fiscal 2010.

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility.  In January 2008, we hired a Global Sales Director for materials science.  During fiscal 2010, our Global Sales Director was promoted to Senior VP of Commercial Operations, with primary responsibilities in our sales, marketing and business development efforts.  In addition, in December 2009, we engaged an independent western U.S. regional sales engineer as part of our domestic commercial expansion.

As part of our re-branding effort, which was launched in June 2008, we reorganized and expanded our product lines, including the initiation of value-added services.  At the same time, we launched a new website at www.advbiomaterials.com.  The information available on or through our website is not a part of this report on Form 10-K.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2010, the Company had accounts receivable-trade of $75,000, or 62%, from two (2) customers.  As of March 31, 2009, the Company had accounts receivable-trade of $26,000, or 62%, due from one (1) customer.  As of March 31, 2010 and 2009, the Company had $105,000 and $997,000, respectively, due from one (1) customer related to receivables on royalties.  These amounts are classified as accounts receivable-other in the Company’s balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have an 8.9% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

Revenues

Our revenues were $2,117,000 and $3,265,000 for the years ended March 31, 2010 and 2009, respectively.

Competition

Competition in the medical device industry, in general, is intense and based primarily on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing products.

Competition among products is based, among other things, on product efficacy, safety, reliability, availability, price and patent position.  An important factor is the timing of the market introduction of our products or the products of competitors.  Accordingly, the relative speed with which we can develop products and supply commercial quantities of the products to the market is expected to be an important competitive factor.  Our competitive position depends upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest and funding availability, and (iv) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2010 and 2009 were $657,000 and $760,000, respectively, and consisted primarily of salaries and related costs (64% and 57% in fiscal 2010 and 2009, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $290,000 at March 31, 2010.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2010, we had 19 full-time employees at our facility in Massachusetts of whom 8 were in production and the remaining in management, administrative, development, marketing and sales positions.

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

Risks Related to Liquidity

We have reported net losses in the last nine fiscal years and may continue to report net losses in the future.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

Our future growth may depend on our ability to raise capital for acquisitions, to support research and development activities for modification of existing biomaterials and development of new biomaterials, including advanced applications for our biomaterials, and to market and sell our advanced biomaterials.  Our capital requirements depend on numerous factors, including but not limited to, our results of operations; the progress of our research and development programs; the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

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

Our revenues were $2,117,000 and $3,265,000 for the years ended March 31, 2010 and 2009, respectively.  We had net losses of $1,688,000 and $2,517,000 for the years ended March 31, 2010 and 2009, respectively.  There is a risk that we will never be profitable.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

Our operating results fluctuate significantly from period-to-period and may not be indicative of future results.

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

During fiscal 2010, our sole supplier of a polymer component used in the manufacture of certain advanced polymers discontinued the sale of the polymer component.  We have identified two (2) additional sources for this polymer component which we believe could be used as an alternative.  We are currently performing qualification analysis so that the polymer component from the new sources could be substituted in our production process for advances polymers.  We believe we have adequate supply of the original polymer component to meet production requirements during fiscal 2011 and have also begun using the alternative polymer component in our production.  Although we believe the alternative polymer component will be suitable for our customer needs, there can be no assurance that our customers will accept the substitution of the alternative polymer component in certain of our advanced polymers.

During the year ended March 31, 2010, two (2) vendors represented $100,000 and $80,000, or 42% and 34%, respectively, of material purchases used in the production process.  During the year ended March 31, 2009, two (2) vendors represented $63,000 and $24,000, or 47% and 18%, respectively, of material purchases used in the production process.

A significant portion of our royalty and development fee sales comes from one large customer, and any loss, cancellation or delay in sales to this customer could harm our operating results.

A limited number of customers have, historically, accounted for a significant portion of our revenues.  For the fiscal year ended March 31, 2010, two customers represented 45% and 30% of revenues, respectively.  For the fiscal year ended March 31, 2009, one customer represented 81% of our revenue.  Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from our existing significant customers.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.  Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.  In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to this customer, which could seriously harm our business, operating results and financial condition.

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

If we fail to implement new or improved internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to comply with the requirements of Section 404 in a timely manner.  This could result in investors losing confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 and our management has concluded that our internal control over financial reporting was effective as of March 31, 2010, there is a risk that as we continue to implement our internal controls that we may identify previously unknown deficiencies or weaknesses in our internal controls.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2010.  In the fiscal year ending March 31, 2011, our independent registered public accounting firm will be required to report on the effectiveness of our internal controls.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.13 to $0.51.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2010, there were 21,278,386 shares of common stock issued and 21,201,694 shares of common stock outstanding.  As of March 31, 2010, there were 76,692 shares of treasury stock acquired through open market purchases during the fiscal year ended March 31, 2009.  The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2010, we had outstanding stock options and warrants to purchase approximately 2,628,860 shares of our common stock, the exercise price of which range between $0.16 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

The anti-takeover provisions of our Restated Articles of Organization, the Delaware General Corporation Law and our Stockholder Rights Plan may delay, defer or prevent a change of control.

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

In addition, we have adopted a stockholder rights plan that may discourage any potential acquirer from acquiring more than 15% of our outstanding common stock since, upon this type of acquisition without approval of our board of directors, all other common stockholders will have the right to purchase a specified amount of common stock at a substantial discount from market price.

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

Item 3.                      Legal Proceedings

We are not a party to any legal proceedings other than ordinary routine litigation incidental to our business which we believe will not have a material affect on our financial position or results of operations.

Item 4.                      (Removed and Reserved)

PART II

Item 5.                      Market Information for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE Amex under the symbol “ASB.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the NYSE Amex.

	Fiscal Year 2010
	High	Low
4th Quarter	$0.43	$0.27
3rd Quarter	0.38	0.22
2nd Quarter	0.51	0.17
1st Quarter	0.49	0.13

	Fiscal Year 2009
	High	Low
4th Quarter	$0.40	$0.11
3rd Quarter	0.50	0.19
2nd Quarter	0.80	0.37
1st Quarter	0.94	0.47

As of June 1, 2010, there were approximately 368 stockholders of record.  The last sale price as reported by the NYSE Amex on June 15, 2010, was $0.30.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.  We submitted an unqualified 2009 Corporate Governance Certification to the American NYSE Amex in connection with our fiscal year 2009.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2010 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,628,860	(1)	$1.21	2,215,562
	2,628,860			2,215,562

_______________

(1)
This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan).  We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  On December 17, 2008, in light of the current market conditions, the Board of Directors authorized the repurchase of up to $30,000 of common stock from the shares available for repurchase under the program.  In January 2009, the Company repurchased 76,692 shares of its common stock at an approximate cost of $30,000.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the year ended March 31, 2010.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future.  We currently intend to retain any future earnings to fund the operation, development and expansion of our business.  Any future determination to pay dividends will be at the sole discretion of our board of directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our board of directors may deem relevant.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  In addition, you should read and carefully consider the Risk Factors discussed in Part I, Item 1A of this Form 10-K.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

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

Fiscal Year

Our fiscal year ends on March 31.  Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31.  For example, references to “fiscal 2010” or our “2010 fiscal year” refer to the fiscal year ended March 31, 2010.

Critical Accounting Policies

Our significant accounting policies are summarized in Note B to our consolidated financial statements.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

•
Revenue Recognition.  We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  We also receive license, royalty and development fees for the use of our proprietary biomaterials.  We recognize these fees as revenue in accordance with the terms of the contracts in the period they are earned.

•
Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.

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

•
Long-Lived Assets. We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2010 and determined that no impairment existed.

•
Stock-Based Compensation. We make certain assumptions in order to value our stock-based compensation.  The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

We are also required to estimate the level of pre-vesting award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of the Company’s Board of Directors, the Company has estimated a zero forfeiture rate.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2010, there was approximately $117,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of 1.66 years.

Results of Operations

Fiscal Year Ended March 31, 2010 vs. March 31, 2009

Revenues

Total revenues for the fiscal year ended March 31, 2010 were $2,117,000 as compared with $3,265,000 for the comparable prior year period, a decrease of $1,148,000, or 35.2%.

Product sales of our biomaterials for the fiscal year ended March 31, 2010 were $1,351,000 as compared with $932,000 for the comparable prior year period, an increase of $419,000, or 45.0%.  Product sales increased primarily due to an increase in the demand for biomaterials from our existing customer base and new customers.

Royalties and development fees for the fiscal year ended March 31, 2010 were $766,000 as compared with $2,333,000 for the comparable prior year period, a decrease of $1,567,000 or 67.2%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the fiscal year ended March 31, 2010 is primarily a result of i) an amendment to an agreement with a major customer from whom we derived a majority of our license, royalty and development fee revenue, which affect of the amendment was to reduce the royalty fees paid to us per unit of sale of that customer’s product, and ii) the termination of a licensing agreement with a second customer.

For the year ended March 31, 2010, two customers represented 45% and 30% of our total revenues, respectively.  For the year ended March 31, 2009, one customer represented 81% of our total revenues.  We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2010 was $761,000, or 36.0% of total revenues, compared with $1,915,000, or 58.7% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the decrease of license, royalty and development fees.  This decrease was partly offset by increased absorption of fixed overhead costs due to increased product sales.

Gross profit on product sales for the fiscal year ended March 31, 2010 was a loss of $5,000, or less than 1.0% of product sales, compared with a loss of $418,000, or 44.8% of product sales, for the comparable prior year period.  The improvement in gross profit dollars on product sales and gross profit as a percentage of product revenues is attributable, in part, to i) continued overhead cost containment and control measures, ii) improved efficiencies in the production process, and iii) increased absorption of fixed overhead costs, which are relatively stable, by the increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2010 were $657,000 as compared with $760,000 for the comparable prior year period, a decrease of $103,000 or 13.6%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  Although we increased research and development expenditures in the development of new biomaterials and related applications during the fiscal year ended March 31, 2010, these increases were partially offset by decreases in expenditures related to the CardioPass clinical trials, which further development was suspended in the fourth quarter of fiscal 2010, and the resignation of our vice president of science and technology during the second quarter of fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2010 were $2,727,000 as compared with $3,233,000 for the comparable prior year period, a decrease of $506,000 or 15.7%.  The decrease is primarily attributable to our cost containment measures which included reductions in outside consultants and insurance costs.  These decreases were offset by an approximate $117,000 increase in stock-based compensation incurred in connection with the issuance of stock options issued to employees, directors and a consultant.

Other Income (Expense), Net

Other expense for the fiscal year ended March 31, 2010 was $7,000 as compared with other income of $48,000 for the comparable prior year period.  Interest income of $6,000 reported for the fiscal year ended March 31, 2010 was a result of interest income earned on a note receivable.  Interest income of $48,000 reported for the fiscal year ended March 31, 2009 was a result of interest income earned on available cash balances.  Other income of approximately $22,000 reported for the fiscal year ended March 31, 2010 was a result of an insurance refund related to fiscal 2009 and received in fiscal 2010.  Other expense reported for the fiscal year ended March 31, 2010 was primarily a result of an infrequently occurring write-off of approximately $35,000.

Income from Discontinued Operations-Sale of Subsidiaries

Income from discontinued operations – sale of subsidiaries during the fiscal year ended March 31, 2010 is a result of i) the settlement in April 2009 of the escrow account established in connection with our March 2008 sale of CDT and ii) the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.

Upon the settlement of the escrow account established in connection with the sale of CDT we realized a gain during the fiscal year ended March 31, 2010 of approximately $213,000, net of post-closing adjustments and additional transaction costs.

Upon the settlement of the dispute with Medos in August of 2009, we realized a gain of $729,000 composed of $580,000 in the form of cash and a note receivable, and the elimination of a former post-closing obligation to Medos in the amount of $149,000.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2010 and 2009.

As of March 31, 2010, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $20,025,000, expiring between 2011 and 2030, and $8,662,000, expiring between 2011 and 2015, respectively.  As of March 31, 2010, we had a capital loss carry forward available to offset future taxable income of approximately $9,066,000, expiring between 2014 and 2015.  As of March 31, 2010, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $86,000, expiring between 2011 and 2030, and $195,000, expiring between 2011 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $3,055,000, a decrease of $818,000 when compared with a balance of $3,873,000 as of March 31, 2009.

During the year ended March 31, 2010 and 2009, we had net cash outflows from operating activities of $1,613,000 and $2,723,000, respectively.  The net cash outflows used in operating activities during the year ended March 31, 2010 is primarily a result of the net loss from continuing operations, increases in accounts receivable, inventory build-up to meet planned customer orders for the first half of fiscal 2011, a significant reduction in accrued expenses, and decreases in deferred revenue.  These cash outflows were offset by a significant decrease in accounts receivable-other reflecting collection of royalties receivable that were outstanding at the end of fiscal 2009; and non-cash items related to depreciation and stock-based compensation charges.

During the year ended March 31, 2010, we had net cash outflows of $17,000 from investing activities from continuing operations primarily as a result of the purchase of approximately $23,000 in equipment.

During the year ended March 31, 2010, we had net cash inflows of approximately $793,000 from investing activities from discontinued operations as a result of i) the net cash of $213,000 realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT, and ii) the settlement of the Medos dispute resulting in the receipt of $580,000 in cash and payments on a note receivable.

There were no options or warrants exercised during the years ended March 31, 2010 and 2009.  During the fiscal year ended March 31, 2010, we issued 72,987 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $19,000.  During March 31, 2009, we issued 138,086 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $37,000.  In addition, during March 31, 2009 we repurchased 76,692 shares of our common stock in an open market purchase at a cost of approximately $30,000.  No repurchases of our common stock were made during the fiscal year ended March 31, 2010.

At March 31, 2010, we had no debt.  We believe our March 31, 2010 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

Our future growth may depend on our ability to raise capital for acquisitions, to support research and development activities for modification of existing biomaterials and development of new biomaterials, including advanced applications for our biomaterials, and to market and sell our advanced biomaterials.  Our capital requirements depend on numerous factors, including but not limited to, the progress of our research and development programs, including the cost of filing, prosecuting, defending and enforcing any intellectual property rights; competing technological and market developments; changes in our development of commercialization activities and arrangements; and the purchase of additional facilities and capital equipment.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.8
Amendment, dated as of February 25, 2009, to Development, Supply and License Agreement between the Company and Bard Access Systems, Inc. dated November 11, 1992 (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, and incorporated herein by reference).

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

23.1**	Consent of Caturano and Company, Inc., Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

Exhibit Number:	Exhibit Title:
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

**	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AdvanSource Biomaterials Corporation:

We have audited the accompanying consolidated balance sheets of AdvanSource Biomaterials Corporation as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdvanSource Biomaterials Corporation as of March 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, Inc.

Boston, Massachusetts
July 1, 2010

AdvanSource Biomaterials Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,055	$3,873
Accounts receivable-trade, net of allowance of $5 as of March 31, 2010 and 2009	117	37
Accounts receivable-other	105	997
Inventories, net	456	390
Prepaid expenses and other current assets	92	108
Total current assets	3,825	5,405
Property, plant and equipment, net	3,049	3,295
Other assets	-	6
Total assets	$6,874	$8,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187	$124
Accrued expenses	207	470
Deferred revenue	64	136
Current liabilities of discontinued operations	-	149
Total current liabilities	458	879

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2010 and 2009	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,278,386 and 21,205,399 shares issued and 21,201,694 and 21,128,707 outstanding as of March 31, 2010 and 2009, respectively	21	21
Additional paid-in capital	37,798	38,744
Accumulated deficit	(31,373)	(30,908)
	6,446	7,857
Less: treasury stock, 76,692 shares at cost at March 31, 2010 and 2009	(30)	(30)
Total stockholders' equity	6,416	7,827
Total liabilities and stockholders' equity	$6,874	$8,706

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2010	2009
Revenues:
Product sales	$1,351	$932
License, royalty and development fees	766	2,333
	2,117	3,265
Cost of sales	1,356	1,350

Gross profit	761	1,915

Operating expenses:
Research, development and regulatory	657	760
Selling, general and administrative	2,727	3,233
Impairment of goodwill	-	487
	3,384	4,480
Loss from operations	(2,623)	(2,565)

Other income (expense):
Interest income	6	48
Other income	22	-
Other expense	(35)	-
Other income (expense), net	(7)	48

Net loss from continuing operations	(2,630)	(2,517)

Income from discontinued operations - sale of subsidiaries	942	-
Net loss	$(1,688)	$(2,517)

Net income (loss) per common share, basic and diluted:
Net loss per share, continuing operations	$(0.12)	$(0.12)
Net income per share, discontinued operations	0.04	-
Net loss per common share, basic and diluted	$(0.08)	$(0.12)
Shares used in computing net loss per common share, basic and diluted	21,153	21,093

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2009 and 2010
(In thousands)

	Common Stock Outstanding
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at April 1, 2008	21,067	$21	$38,566	$(28,391)	$-	$10,196
Issuance of common stock in connection with employee stock purchase plan	138	-	37	-	-	37
Stock-based compensation	-	-	141	-	-	141
Purchase of common stock, at cost	(76)	-	-	-	(30)	(30)
Net loss	-	-	-	(2,517)	-	(2,517)
Balance at March 31, 2009	21,129	21	38,744	(30,908)	(30)	7,827
Cumulative effect of change in accounting principle - April 1, 2009 reclassification of equity linked financial instruments to derivative liabilities	-	-	(1,223)	1,223	-	-
Issuance of common stock in connection with employee stock purchase plan	73	-	19	-	-	19
Stock-based compensation	-	-	258	-	-	258
Net loss	-	-	-	(1,688)	-	(1,688)
Balance at March 31, 2010	21,202	$21	$37,798	$(31,373)	$(30)	$6,416

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,688)	$(2,517)
Net income from discontinued operations - sale of subsidiaries	(942)	-
Net loss from continuing operations	(2,630)	(2,517)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation	269	360
Impairment of goodwill	-	487
Stock-based compensation	258	141
Changes in assets and liabilities:
Accounts receivable-trade	(80)	9
Accounts receivable-other	892	(517)
Inventories	(66)	(241)
Prepaid expenses and other current assets	16	41
Accounts payable	63	(246)
Accrued expenses	(263)	(228)
Deferred revenue	(72)	(12)
Net cash flows used in operating activities	(1,613)	(2,723)
Cash flows from investing activities:
Purchases of property, plant and equipment	(23)	(316)
Decrease in other assets	6	172
Net cash flows used in investing activities from continuing operations	(17)	(144)
Net cash flows provided by investing activities from discontinued operations	793	-
Net cash flows provided by (used in) investing activities	776	(144)
Cash flows from financing activities:
Net proceeds from issuance of common stock	19	37
Purchase of common stock	-	(30)
Net cash flows provided by financing activities	19	7
Net change in cash and cash equivalents	(818)	(2,860)
Cash and cash equivalents at beginning of period	3,873	6,733
Cash and cash equivalents at end of period	$3,055	$3,873

Supplemental Disclosure of Cash Flow Information:
Interest received	$6	$-
Interest paid	$-	$4
Issuance of promissory note upon settlement with Medos (Note A)	$493	$-

Supplemental Disclosure of Non-cash Activities:
Non-cash gain from discontinued operations - sale of subsidiaries	$149	$-

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

Fiscal Year

The Company’s fiscal year ends on March 31.  References herein to fiscal 2010 and fiscal 2009 refer to the year ended March 31, 2010 and 2009, respectively.

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of March 31, 2010.  The Company believes that it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company is required to raise additional financing, but are unable to obtain such financing, the Company may be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc.(“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, and contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, the Company owed Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007, which amount was recorded as a current liability as of June 30, 2007, and was reflected as a current liability of discontinued operations as of March 31, 2009.

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement.  Under the terms of the escrow agreement, the Company’s right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow was not included in the calculation of the loss on sale of Gish of $1.2 million.

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, the Company recorded a gain on the sale of Gish of $729,000 for the fiscal year ended March 31, 2010.

The terms of the settlement payment provided for Medos to (i) remit to the Company a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue to the Company a promissory note in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of March 31, 2010, the promissory note was paid in full.  The Company recorded approximately $6,000 of interest income in connection with the promissory note during the fiscal year ended March 31, 2010.

Sale of CDT

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT“), the Company’s former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash, and contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  Pursuant to the terms of the CDT Purchase Agreement, we placed $240,000 in escrow as a reserve for the Company’s indemnification obligations to Tacpro, if any.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection to an investment bank, and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to the Company in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs was reported as an additional gain on the sale of CDT during the fiscal year ended March 31, 2010.

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development-stage company focused on the development of a next-generation drug-eluting stent.  As of March 31, 2010, the Company owns common stock in CorNova and has an approximate 8.9% ownership interest in the outstanding common and preferred stock of CorNova (See Note O).

B.    Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company reflecting its operations in Massachusetts.  As a result of the July 6, 2007 sale of Gish and March 28, 2008 sale of CDT pursuant to the respective purchase agreements, the Company’s financial statements reflect the statement of operations of Gish and CDT as discontinued operations for the year ended March 31, 2010.  Additionally, the following notes to the consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

In July 2009, the Company adopted a newly issued accounting standard which codified prior pronouncements, the Accounting Standards Codification (“ASC”), and is the source of authoritative accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP for interim and annual periods.  Adoption of this new standard during the second quarter of fiscal 2010 did not have a material impact on the Company’s financial position, results of operations or cash flows however, it changes the way in which U.S. GAAP is referenced.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CardioTech Realty, LLC, which was involuntarily dissolved by the Commonwealth of Massachusetts on April 30, 2009.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company generally recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company also receives license, royalty and development fees for the use of its proprietary biomaterials.  The Company recognizes these fees as revenue in accordance with the terms of the contracts.

The Company sells to domestic and international customers.  During the years ended March 31, 2010 and 2009, product sales to foreign customers were $173,000 and $126,000, respectively.

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers by the Company for the years ended March 31, 2010 and 2009 of approximately $24,000 and $15,000, respectively, have been recorded as revenue, and the costs have been recorded in cost of goods sold.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2010 and 2009 were $657,000 and $760,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has four full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place.  Advertising costs for the years ended March 31, 2010 and 2009 were $96,000 and $34,000, respectively.

Reporting Comprehensive Loss

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.  For the years ended March 31, 2010 and 2009, comprehensive loss is equal to net loss.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2010 and 2009, potentially dilutive shares of 2,628,860 and 3,058,729, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.  As of March 31, 2010 and 2009, the Company’s allowance for doubtful accounts was $5,000.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value.  We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve month period.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.  As of March 31, 2010 and 2009, the Company’s allowance for obsolete and excess inventory was $33,000 and $25,000, respectively.

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

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  (See Note G).

Investment in CorNova

The Company’s investment in CorNova is accounted for using the cost method of accounting.  (See Note O).

Goodwill

At March 31, 2008, the Company had $487,000 of goodwill, which was attributable to the Company’s only reporting unit.  Under the provisions of the accounting standard, the Company evaluates recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist.  During the quarter ended December 31, 2008, the Company’s market capitalization fell below the reporting unit’s carrying value.  Due to the significance of the deficit between market capitalization and carrying value and the length of time for which the deficit existed, management determined during the quarter ended December 31, 2008 that an indicator of impairment existed and that an interim impairment test was required.  After completing the interim impairment test, the Company determined that the goodwill balance of $487,000 was impaired in its entirety.  The fair value of the Company’s reporting unit was estimated using the expected present value of future cash flows.  Accordingly, the goodwill balance of $487,000 was charged to the consolidated statement of operations during the fiscal year ended March 31, 2009; and as of March 31, 2010 and 2009 there was no remaining goodwill recorded.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable and at a minimum at each balance sheet date.  The Company evaluates the realizability of its long-lived assets based on profitability and undiscounted cash flow expectations for the related asset.  As a result of the indicators of impairment described above, the Company evaluated the recoverability of its property and equipment as of March 31, 2010 and determined that no impairment existed.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of the accounting standards, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the accounting standards on a straight-line basis over the requisite service period.

For the fiscal years ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense for options that vested of approximately $255,000 and $134,000, respectively.  As of March 31, 2010, the Company has approximately $117,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of 1.66 years.

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

The fair value of each option granted during fiscal years 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended March 31,
	2010	2009
Dividend yield	None	None
Expected volatility	94.40%	73.36%
Risk-free interest rate	2.60%	2.53%
Expected life	6.78 years	5.63 years
Fair value of options granted	$0.23	$0.25

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected Term.  For option grants subsequent to the adoption of the fair value recognition provisions of the accounting standards, the expected life of stock options granted is based on the simplified method prescribed under the accounting standard.  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

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

Fair Value of Financial Instruments

The Company adopted a newly issued accounting standard for fair value measurements for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis on April 1, 2008 and adopted this provision for all other assets and liabilities on April 1, 2009.  The accounting standard defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The accounting standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Subsequent Events

During the third quarter of fiscal 2010, the Company adopted a new accounting standard which established general standards of accounting and disclosure of events which occur after the balance sheet date.  The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (amends ASC Topic 820) which improves disclosures about fair value measurements.  More specifically, ASU 2010-06 updates Topic 820-10 to require disclosure of transfers in and out of Levels 1 and 2 and the reason for the transfers.  Additionally, it requires separate reporting of purchases, sales, issuances and settlements for Level 3.  This update is effective for periods beginning after December 15, 2009.  The adoption of this standard will not have an impact on the Company’s financial position or results of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the fiscal years ended March 31, 2010 and 2009, the Company recognized $50,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of November 30, 2010.  A lump-sum payment of approximately $33,000, representing the prorated consulting fee for the remaining eight (8) months through November 30, 2010, was paid in April 2010.  Mr. Barretti will continue as a director of the Company subsequent to the end of the term of the consulting relationship.

D. License Agreements

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

E.    Inventories
Inventories, net are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:
	March 31,
(in thousands)	2010	2009
Raw materials	$207	$130
Work in progress	20	31
Finished goods	229	229
Total inventories, net	$456	$390

F. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2010	2009
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,451	1,431
Furniture, fixtures and office equipment	283	280
	4,939	4,916
Less: accumulated depreciation	(1,890)	(1,621)
	$3,049	$3,295

Depreciation expense for the fiscal years ended March 31, 2010 and 2009 was approximately $269,000 and $360,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. Income Taxes

The Company adopted the accounting standard relating to uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007.  The accounting standard prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2010	2009
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	0.0%	-6.5%
Non-deductible expenses	-5.5%	-8.5%
Expired federal operating loss carry forward	-1.5%	0.0%
Change in valuation allowance	-27.0%	-19.0%
Effective tax rate	0.0%	0.0%

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

The following is a summary of the significant components of the Company’s deferred tax assets as of March 31, 2010 and 2009:

	March 31,
(in thousands)	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$7,351	$6,529
Capital loss carry forward	3,651	3,524
Tax credit carry forward	214	192
Inventory and receivable allowances	54	12
Accrued expenses deductible when paid	50	114
Depreciation and amortization	21	10
Deferred tax assets	11,341	10,381

Valuation allowance	(11,341)	(10,381)
Net deferred tax asset	$-	$-

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of March 31, 2010 and 2009.

As of March 31, 2010, the Company has the following unused net operating loss and tax credit carry forwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$20,025	$86	2011 to 2030
State	$8,662	$195	2011 to 2015
Capital loss carry forward	$9,066		2014 to 2015

The Company’s net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

The Company also has approximately $1,367,000 of net operating loss carry forwards related to stock compensation.  The related tax benefit of approximately $550,000 will be credited to additional paid-in capital upon realization.

H. Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

I. Concentration of Credit Risk and Major Customers

For the year ended March 31, 2010, two customers represented 45% and 30% of revenues, respectively.  For the year ended March 31, 2009, one customer represented 81% of our revenues.

As of March 31, 2010 and 2009, the Company had $105,000 and $997,000, respectively, due from one customer related to receivables on royalties.  These amounts are classified as accounts receivable-other in the accompanying consolidated balance sheets.

As of March 31, 2010, the Company had accounts receivable-trade of $75,000, or 62%, from two (2) customers.  As of March 31, 2009, the Company had accounts receivable-trade of $26,000, or 62%, due from one customer.

During the year ended March 31, 2010, two (2) vendors represented $100,000 and $80,000, or 42% and 34%, respectively, of material purchases used in the production process.  During the year ended March 31, 2009, two (2) vendors represented $63,000 and $24,000, or 47% and 18%, respectively, of material purchases used in the production process.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.  Stockholders' Equity

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

Common Stock Options and Warrants

Effective April 1, 2009, the Company adopted a new accounting standard specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  The accounting standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for certain scope exceptions.  The Company’s adoption of this standard resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified through a cumulative effect adjustment to liabilities as of April 1, 2009.  The result was a decrease in additional paid in capital as of April 1, 2009 of approximately $1,223,000, a reduction of accumulated deficit of $1,223,000, and a de minimus liability.  The warrants requiring liability classification expired on December 22, 2009, accordingly, no additional calculation of the change in liability as of the expiration date was required.  During the fiscal year ended March 31, 2010 there was no charge to other income.  The Company used the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply this model are as follows:

April 1, 2009
Dividend yield	None
Expected volatility	88.12
Risk-free interest rate	1.65%
Expected life	0.73 years

On December 22, 2004, the Company issued 1,139,586 shares of its common stock to investors in a private placement raising gross proceeds of $2,735,000, before transaction costs.  In connection with this private placement, the Company issued warrants to investors and a placement agent to purchase an aggregate of 740,731 shares of common stock at exercise prices ranging from$2.40 to $3.00 per share.  The warrants expired on December 22, 2009.

On July 12, 2005, the Company issued warrants to a consultant for 140,000 shares of common stock, with an exercise price of $2.40.  The warrants expired on July 11, 2008.

On March 31, 2008, the Company issued to the investment bankers who assisted in the sale of CDT warrants to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

There were no exercises of options or warrants by employees and consultants during the year ended March 31, 2010 and 2009.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

During the fiscal years ended March 31, 2010 and 2009, the Company issued 72,987 and 138,086 shares of its common stock, respectively, to its employees pursuant to the terms of the Employee Stock Purchase Plan, as amended, and received cash proceeds of approximately $19,000 and $37,000, respectively.  During the fiscal years ended March 31, 2010 and 2009, the Company also recorded stock compensation of $3,000 and $7,000, respectively, to reflect the effect of the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  On December 17, 2008, in light of the current market conditions, the Board of Directors authorized the repurchase of up to $30,000 of common stock from the shares available for repurchase under to the program.  In January 2009, the Company repurchased 76,692 shares of its common stock at an approximate cost of $30,000.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the year ended March 31, 2010.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

Stockholder Rights Plan

The Company’s board of directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 will receive rights to purchase shares of the Junior Preferred Stock (the “Rights”).  The Rights will be distributed as a dividend.  Initially, the Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the Rights Plan, the Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock.  Upon such an event, and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of the Company’s common stock (or the economic equivalent thereof) having a value equal to twice the purchase price.  The Company’s board of directors may redeem the Rights prior to the time they are triggered.  In the event of an unsolicited attempt to acquire the Company, the Rights Plan is intended to facilitate the full realization of stockholder value in the Company and the fair and equal treatment of all Company stockholders.  The Rights Plan does not prevent a takeover attempt.

K. Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the Plan.  Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  In February 2008, the Company filed two Forms S-8 to register 360,000 shares of common stock in connection with previously granted stock options to two executives who received grants of unregistered shares under Rule 711 of AMEX.  Normally, options granted expire ten years from the grant date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the year ended March 31, 2010 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2009	2,098,700	$1.82
Granted	940,000	0.29
Exercised	-	-
Cancelled	(629,138)	1.76
Options outstanding as of March 31, 2010	2,409,562	1.24	6.82	$12
Options exercisable as of March 31, 2010	1,928,622	1.43	6.28	$3
Options vested or expected to vest as of March 31, 2010	2,409,562	1.24	6.82	$12

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2010 of $0.30 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  There were no stock options exercised under the Plan for the fiscal years ended March 31, 2010 and 2009.  The total fair value of stock options that vested during the fiscal years ended March 31, 2010 and 2009 were $255,000 and $384,000, respectively.

At March 31, 2010, there were no shares remaining to be granted under the 1996 Stock Option Plan and 2,215,562 shares were available for grant under the 2003 Stock Option Plan.

L. Discontinued Operations

Gish Biomedical, Inc.

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

The current liabilities of discontinued operations of $149,000 as of March 31, 2009 is comprised of the amounts owed to Medos due to the change in the stockholder’s equity of Gish from March 31, 2007 through June 30, 2007 in accordance with the terms of the Gish Purchase Agreement.  In connection with the Settlement, as discussed in Note A, the $149,000 obligation was eliminated and there are no additional obligations owed to Medos as of March 31, 2010.

Income from discontinued operations for the fiscal year ended March 31, 2010 related to the sale of Gish is composed of the aggregate of i) approximately $580,000 of escrow funds which Medos agreed to repay in connection with the Settlement, and ii) the elimination of the previously recorded obligation to Medos in the approximate amount of $149,000.  (See Note A).

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

Income from discontinued operations for the fiscal year ended March 31, 2010 related to the sale of CDT is composed of cash received of approximately $213,000, net of post-closing adjustments and additional transaction costs.  (See Note A).

M. Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses	Other	Write-off	Balance at end of period
Year ended March 31, 2010:
Deducted from assets accounts:
Allowance for obsolete and excess inventory	$25	$8	$-	$-	$33
Allowance for doubtful accounts	5	-	-	-	5
Total	$30	$8	$-	$-	$38

Year ended March 31, 2009:
Deducted from assets accounts:
Allowance for obsolete and excess inventory	$25	$-	$-	$-	$25
Allowance for doubtful accounts	6	-	-	1	5
Total	$31	$-	$-	$1	$30

N. Benefit Plans and Employment Agreements of Executive Officers

The Company has the AdvanSource 401(k) Retirement Savings Plan established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary and the Company made no matching contributions during either fiscal 2010 or 2009.

The Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Eric G. Walters, the former Vice President and Chief Financial Officer, on February 28, 2009.  Under the terms of the Separation Agreement, which superseded any previous employment agreement, and beginning on February 28, 2009, Mr. Walters: (i) received a severance payment of approximately $129,000 which was paid over 34 weeks on the Company’s regularly scheduled paydays, and (ii) was eligible for COBRA health benefits, which premiums were paid by Mr. Walters and the Company for a period of 34 weeks in accordance with our health benefit contribution policies.  During the fiscal years ended March 31, 2010 and 2009, Mr. Walters received severance payments of $118,000 and $11,000, respectively.  As of March 31, 2010, the Company had no further severance obligation.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company. Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $290,000, as amended, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company may renew the Adams Agreement at the end of the initial term, however, lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  Either party has the right to terminate the Adams Agreement upon thirty (30) days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two (2) times his annual base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six (6) months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one (1) year after such termination at the Company’s expense.  Subsequent to the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000 and awarded a bonus of approximately $39,000.  The bonus award is included in accrued expenses on the consolidated balance sheet as of March 31, 2010.

O. Investment in CorNova, Inc.

In March 2004, the Company entered into an Exchange and Venture Agreement by and among the Company, Implant Sciences Corporation and CorNova.  During the fiscal years ended March 31, 2004 and 2005, the Company contributed, in the aggregate, 321,573 shares of its common stock, valued at approximately $825,000, which provided the Company a 30% ownership interest in the common stock of CorNova.  The Company used the equity method of accounting; accordingly, it recorded 30% of the net loss of CorNova in its consolidated financial statements through the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2007, the Company recorded equity in the net loss of CorNova of $279,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains on securities classified as available-for-sale), which reduced the Company’s investment in CorNova to $0.  Therefore, no additional losses were recorded from the Company’s equity ownership in CorNova since the fiscal year ended March 31, 2007.

As a result of several dilutive financings by CorNova, the Company has an 8.9% ownership interest in CorNova as of March 31, 2010.  As a result of its decreased ownership interest, the equity method is no longer appropriate and the Company now uses the cost method.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 1, 2010	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 1, 2010	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 1, 2010	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 1, 2010	/s/ Anthony J. Armini
Anthony J. Armini Director
Dated: July 1, 2010	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 1, 2010	/s/ David Volpe
David Volpe Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)