Form 10-Q
period 2010-06-30
AdvanSource Biomaterials Corp
filed 2010-08-13
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑No ❑ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of August 12, 2010, there were 21,201,694 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets at June 30, 2010 and March 31, 2010	3
	Condensed Statements of Operations for the three months ended June 30, 2010 and 2009	4
	Condensed Statements of Cash Flows for the three months ended June 30, 2010 and 2009	5
	Notes to Condensed Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	(Removed and Reserved)	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,432	$3,055
Accounts receivable-trade, net of allowance of $5 as of June 30, 2010 and March 31, 2010	79	117
Accounts receivable-other	66	105
Inventories, net	432	456
Prepaid expenses and other current assets	176	92
Total current assets	3,185	3,825
Property, plant and equipment, net	2,988	3,049
Total assets	$6,173	$6,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74	$187
Accrued expenses	242	207
Deferred revenue	54	64
Total current liabilities	370	458

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of June 30, 2010 and March 31, 2010	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,278,386 shares issued and 21,201,694 shares outstanding as of June 30, 2010 and March 31, 2010, respectively	21	21
Additional paid-in capital	37,827	37,798
Accumulated deficit	(32,015)	(31,373)
	5,833	6,446
Less: treasury stock, 76,692 shares at cost at June 30, 2010 and March 31, 2010	(30)	(30)
Total stockholders' equity	5,803	6,416
Total liabilities and stockholders' equity	$6,173	$6,874

The accompanying notes are and integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,
	2010	2009
Revenues:
Product sales	$402	$239
License, royalty and development fees	101	211
	503	450
Cost of sales	365	339
Gross profit	138	111
Operating expenses:
Research, development and regulatory	177	182
Selling, general and administrative	603	786
	780	968
Loss from operations	(642)	(857)
Other expense	-	(35)
Net loss from continuing operations	(642)	(892)
Income from discontinued operations - sale of subsidiary	-	213
Net loss	$(642)	$(679)
Net income (loss) per common share, basic and diluted:
Net loss per share, continuing operations	$(0.03)	$(0.04)
Net income per share, discontinued operations	-	0.01
Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Shares used in computing net income (loss) per common share, basic and diluted	21,202	21,129

The accompanying notes are and integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - in thousands)

	For The Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(642)	$(679)
Net income from discontinued operations - sale of subsidiaries	-	(213)
Net loss from continuing operations	(642)	(892)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation	63	68
Stock-based compensation	29	147
Changes in assets and liabilities:
Accounts receivable-trade	38	(119)
Accounts receivable-other	39	313
Inventories	24	11
Prepaid expenses and other current assets	(84)	-
Accounts payable	(113)	(66)
Accrued expenses	35	(75)
Deferred revenue	(10)	(36)
Net cash flows used in operating activities	(621)	(649)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(7)
Decrease in other assets	-	6
Net cash flows used in investing activities from continuing operations	(2)	(1)
Net cash flows provided by investing activities from discontinued operations	-	213
Net cash flows provided by (used in) investing activities	(2)	212
Net change in cash and cash equivalents	(623)	(437)
Cash and cash equivalents at beginning of period	3,055	3,873
Cash and cash equivalents at end of period	$2,432	$3,436

The accompanying notes are and integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business

AdvanSource Biomaterials Corporation (“AdvanSource” or the “Company”), develops advanced polymer materials which provide critical characteristics in the design and development of medical devices.  The Company’s biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  The Company’s business model leverages its proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

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

Liquidity

The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  However, the Company had no debt as of June 30, 2010.  The Company believes that it has the resources to fund projected operating requirements at least through the next twelve months.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company is required to raise additional financing, but are unable to obtain such financing, the Company may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

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

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain of $213,000 on the sale of CDT during the three-month period ended June 30, 2009.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has an approximate ownership interest in the outstanding common and preferred stock of CorNova of 8.9% at June 30, 2010 and March 31, 2010.

As a result of several dilutive financings by CorNova resulting in a decreased ownership interest by the Company, the Company accounts for its investment in CorNova using the cost method.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended June 30, 2010 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Annual Report on Form 10-K as of and for the year ended March 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

The balance sheet at March 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Significant accounting policies are described in Note A to the financial statements included in Item 8 of the Company’s Annual Report on Form 10-K as of March 31, 2010.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, inventory reserves, and valuation of property and equipment.

3.	Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the 1996 Plan.  Under the terms of the 1996 Plan the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  In February 2008, the Company filed two Forms S-8 to register 360,000 shares of common stock in connection with previously granted stock options to two executives who received grants of unregistered shares under Rule 711 of the NYSE AMEX Company Guide.  Normally, options granted expire ten years from the grant date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Activity under the Plans for the three months ended June 30, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2010	2,409,562	$1.24
Granted	-	-
Exercised	-	-
Cancelled	(41,250)	2.05
Options outstanding as of June 30, 2010	2,368,312	1.23	6.68	$7
Options exercisable as of June 30, 2010	1,890,809	1.42	6.17	$2
Options vested or expected to vest as of June 30, 2010	2,368,312	1.23	6.68	$7

The Company’s condensed statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards and employee participation in the Company’s employee stock purchase plan in the amount of $29,000 and $147,000 for the three months ended June 30, 2010 and 2009, respectively.  There was no income tax benefit related to these costs.  As of June 30, 2010, the total amount of unrecognized stock-based compensation expense was approximately $88,000 which will be recognized over a weighted average period of 1.62 years.

4.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each the three months ended June 30, 2010 and 2009, the Company recognized $13,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A lump-sum payment of approximately $33,000, representing the prorated consulting fee for the remaining eight (8) months through December 31, 2010, was paid in April 2010.  This prepayment of consulting fees is being amortized on a straight-line basis through December 31, 2010.  Mr. Barretti will continue as a director of the Company subsequent to the end of the term of the consulting relationship.

5.	Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or net realizable value and consist of the following:

	June 30,	March 31,
(in thousands)	2010	2010
Raw materials	$194	$207
Work in progress	9	20
Finished goods	229	229
Total inventories, net	$432	$456

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	March 31,
(in thousands)	2010	2010
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,451	1,451
Furniture, fixtures and office equipment	285	283
	4,941	4,939
Less: accumulated depreciation	(1,953)	(1,890)
	$2,988	$3,049

For the three months ended June 30, 2010 and 2009, depreciation and amortization expense was $63,000 and $68,000, respectively.

7.	Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  As of June 30, 2010 and 2009, potentially dilutive shares of 2,587,610 and 3,321,229, respectively, were excluded from the earnings per share calculation because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

8.	Stockholders’ Equity

Common Stock and Warrants

At June 30, 2010 and March 31, 2010, there were warrants to purchase 219,298 shares of common stock outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.

The Company issued no shares of common stock or warrants during the three months ended June 30, 2010 and 2009.

9.	Income Taxes

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10.	Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

11.	Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2010, two customers represented 72% of our total revenues.  For the three months ended June 30, 2009, one customer represented 60% of our total revenues.

As of June 30, 2010 and 2009, the Company had $66,000 and $105,000, respectively, due from one customer related to receivables on royalties.  These amounts are classified as accounts receivable-other in the accompanying consolidated balance sheets.

As of June 30, 2010, the Company had accounts receivable-trade of $84,000, or 69%, due from two customers.  As of June 30, 2009, the Company had accounts receivable-trade of $161,000, or 75%, due from one customer.

During the three months ended June 30, 2010, one vendor represented $7,000, or 43%, of material purchases used in the production process.  During the three months ended June 30, 2010, three vendors represented $61,000, or 91%, of material purchases used in the production process.

12.	New Accounting Pronouncements

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

In April 2010, the FASB issued an amendment to the current revenue recognition guidance which provides additional guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  The amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If an entity elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity must apply the amendments retrospectively from the beginning of the year of adoption.  Entities may also elect to adopt this amendment retrospectively for all prior periods.  The Company does not expect the adoption of this amendment to have a material impact on the Company’s financial position or results of operations.

13.	Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain  statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and the risk factors discussed therein under Part I. Item 1A.

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

Pursuant to the terms of the Gish Purchase Agreement, $1.0 million of the purchase price was placed in escrow as a reserve for any indemnity claims by Medos under the Gish Purchase Agreement.  Under the terms of the escrow agreement, our right to receive the escrow funds was contingent upon the realization of the Gish accounts receivable and inventory that were transferred to Medos for one year from the sale date.  The $1.0 million of proceeds paid into escrow was not included in the calculation of the original loss on sale of Gish of $1.2 million.

On June 30, 2008, Medos notified us of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, we entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay to us approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of a $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss a previously filed demand for arbitration.

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to us in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  Both the payment upon execution of the Settlement and repayment of the promissory note were satisfied in full by Medos during the fiscal year ended March 31, 2010.

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

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which we were in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to us in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, we paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain of $213,000 on the sale of CDT during the three months ended June 30, 2009.

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

We own or license four patents relating to our vascular graft manufacturing and polymer technology and products.  While we believe our patents secure our exclusivity with respect to certain of our technologies, there can be no assurance that any patents issued would not afford us adequate protection against competitors which sell similar inventions or devices, nor can there be any assurance that our patents will not be infringed upon or designed around by others.  However, we intend to vigorously enforce all patents issued to us.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our financial statements.  There has been no change to our critical accounting policies during the fiscal quarter ended June 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 vs. June 30, 2009

Revenues

Total revenues for the three months ended June 30, 2010 were $503,000 as compared with $450,000 for the comparable prior year period, an increase of $53,000, or 11.8%.

Product sales of our biomaterials for the three months ended June 30, 2010 were $402,000 as compared with $239,000 for the comparable prior year period, an increase of $163,000, or 68.2%.  Product sales increased primarily due to increase in the demand for biomaterials from our existing customer base and expansion of our customer base through the addition of new customers.

License, royalty and development fees for the three months ended June 30, 2010 were $101,000 as compared with $211,000 for the comparable prior year period, a decrease of $110,000 or 52.1%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the three months ended June 30, 2010 is primarily a result of i) a reduction in the royalty rate pursuant to an amended agreement with a major customer from whom we derived a majority of our license, royalty and development fee revenue, and ii) the termination of a licensing agreement with a second customer.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2010 was $138,000, or 27.4% of total revenues, compared with $111,000, or 24.7% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the increase of product sales and continued overhead cost containment and control measures.  The increase in gross profit dollars and gross profit as a percentage of total revenues gross was partly offset by the decrease in license, royalty and development fees.

Gross profit on product sales for the three months ended June 30, 2010 was $37,000, or 9.2% of product sales, compared with a loss of ($100,000), or (41.8%) of product sales, for the comparable prior year period.  The improvement in gross profit dollars on product sales and gross profit as a percentage of product revenues is attributable, in part, to i) continued overhead cost containment and control measures, ii) improved efficiencies in the production process, and iii) increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2010 were $177,000 as compared with $182,000 for the comparable prior year period, a decrease of $5,000 or 2.8%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 were $603,000 as compared with $786,000 for the comparable prior year period, a decrease of $183,000 or 23.3%.  The decrease is primarily attributable to our cost containment measures which included continued reductions in outside consultants, legal and accounting costs.  These decreases were offset by increased costs in sales and marketing to continue to promote our products and acquire new customers.

Other Expense

Other expense reported for the three months ended June 30, 2009 was a result of an infrequently occurring write-off.  There was no other expense reported for the three months ended June 30, 2010.

Net Income from Discontinued Operations – Sale of Subsidiary

Net income from discontinued operations – sale of subsidiary is due to the gain realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT, our former wholly-owned subsidiary.  The gain realized during the three months ended June 30, 2009 was approximately $213,000, net of post-closing adjustments and additional transaction costs.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $2,432,000, a decrease of $623,000 when compared with a balance of $3,055,000 as of March 31, 2010.

During the three months ended June 30, 2010, we had net cash outflows of $621,000 from operating activities as compared with net cash outflows of $649,000 for the comparable prior year period.  The net cash outflows used in operating activities during the three months ended June 30, 2010 is primarily a result of the net loss, increases in prepaid expenses, and decreases in accounts payables.  These cash outflows were offset by cash received on accounts receivable from product sales and royalty, licensing and development fees.  In addition, net cash outflows was offset by non-cash items related to depreciation and stock-based compensation expenses.

During the three months ended June 30, 2010, we had net cash outflows of $2,000 from investing activities from continuing operations as compared to net cash outflows of $1,000 from investing activities from continuing operations for the comparable prior year period.  The net cash outflows from investing activities from continuing operations is primarily a result of minor purchases of equipment offset by a reduction in certain prepaid insurance premiums during the three months ended June 30, 2009.

During the three months ended June 30, 2009, we had net cash inflows of $213,000 from investing activities from discontinued operations as a result of the net cash realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT.

At June 30, 2010, we had no debt.  We believe our June 30, 2010 cash position will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  August 13, 2010