Form 10-Q
period 2010-09-30
AdvanSource Biomaterials Corp
filed 2010-11-15
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of October 29, 2010, there were 21,235,546 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets at September 30, 2010 and March 31, 2010	3
	Condensed Statements of Operations for the three and six months ended September 30, 2010 and 2009	4
	Condensed Statements of Cash Flows for the six months ended September 30, 2010 and 2009	5
	Notes to Condensed Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	(Removed and Reserved)	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	24

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,885	$3,055
Accounts receivable-trade, net of allowance of $5 as of September 30, 2010 and March 31, 2010	145	117
Accounts receivable-other	52	105
Inventories, net	465	456
Prepaid expenses and other current assets	168	92
Total current assets	2,715	3,825
Property, plant and equipment, net	2,926	3,049
Total assets	$5,641	$6,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174	$187
Accrued expenses	211	207
Deferred revenue	108	64
Total current liabilities	493	458

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2010 and March 31, 2010	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,312,238 and 21,278,386 shares issued, and 21,235,546 and 21,201,694 shares outstanding as of September 30, 2010 and March 31, 2010, respectively	21	21
Additional paid-in capital	37,882	37,798
Accumulated deficit	(32,725)	(31,373)
	5,178	6,446
Less: treasury stock, 76,692 shares at cost at September 30, 2010 and March 31, 2010	(30)	(30)
Total stockholders' equity	5,148	6,416
Total liabilities and stockholders' equity	$5,641	$6,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$361	$316	$763	$555
License, royalty and development fees	130	202	231	413
	491	518	994	968
Cost of sales	357	291	722	630
Gross profit	134	227	272	338

Operating expenses:
Research, development and regulatory	158	159	335	341
Selling, general and administrative	686	610	1,289	1,396
	844	769	1,624	1,737
Loss from operations	(710)	(542)	(1,352)	(1,399)
Other income (expense):
Interest income	-	4	-	4
Other expense	-	-	-	(35)
Other income (expense)	-	4	-	(31)
Net loss from continuing operations	(710)	(538)	(1,352)	(1,430)
Income from discontinued operations - sale of subsidiaries, net of tax of $0	-	729	-	942
Net income (loss)	$(710)	$191	$(1,352)	$(488)

Net income (loss) per common share, basic:
Net loss per share, continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Net income per share, discontinued operations	-	0.03	-	0.04
Net income (loss) per common share, basic	$(0.03)	$0.01	$(0.06)	$(0.02)

Net income (loss) per common share, diluted:
Net loss per share, continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Net income per share, discontinued operations	-	0.03	-	0.04
Net income (loss) per common share, diluted	$(0.03)	$0.01	$(0.06)	$(0.02)
Weighted-average shares used in computing net income (loss) per common share:
Basic	21,289	21,136	21,280	21,132
Diluted	21,289	21,137	21,280	21,132

The accompanying notes are an integral part of these unaudited condensed financial statements

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - in thousands)
	For The Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,352)	$(488)
Net income from discontinued operations - sale of subsidiaries	-	(942)
Net loss from continuing operations	(1,352)	(1,430)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation	125	136
Stock-based compensation	76	179
Changes in assets and liabilities:
Accounts receivable-trade	(28)	(67)
Accounts receivable-other	53	964
Inventories	(9)	(27)
Prepaid expenses and other current assets	(76)	(39)
Accounts payable	(13)	(47)
Accrued expenses	4	(252)
Deferred revenue	44	(101)
Net cash flows used in operating activities	(1,176)	(684)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(17)
Decrease in other assets	-	6
Net cash flows used in investing activities from continuing operations	(2)	(11)
Net cash flows provided by investing activities from discontinued operations	-	440
Net cash flows provided by (used in) investing activities	(2)	429

Cash flows from financing activities:
Net proceeds from issuance of common stock	8	10
Net cash flows provided by financing activities	8	10
Net change in cash and cash equivalents	(1,170)	(245)
Cash and cash equivalents at beginning of period	3,055	3,873
Cash and cash equivalents at end of period	$1,885	$3,628

Supplemental Disclosure of Cash Flow Information:
Receipt of promissory note due to the Company upon settlement with Medos (Note 1)	$-	$493

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity and Going Concern

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  For the three and six months ended September 30, 2010, the Company incurred a net loss of $710,000 and $1,352,000, and during the six months ended September 30, 2010 used cash from operating activities of $1,176,000.  For the year ended March 31, 2010, the Company incurred a net loss of $1,688,000 and used cash from operating activities of $1,613,000.  The Company anticipate incurring losses at least through fiscal 2011 as it continues to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of September 30, 2010, the Company had an accumulated deficit of $32,725,000 and cash and cash equivalents amounted to $1,885,000.

At September 30, 2010, the Company (i) continued to own its facility in Wilmington, Massachusetts, having a net book value of approximately $2,558,000 and unencumbered by mortgages or other obligations, and (ii) had no other corporate debt.  Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  The Company believes that as of September 30, 2010 its cash position and the availability of funding through a transaction using the value of the Wilmington facility, or another financing transaction of debt or equity, will be sufficient to fund the Company’s working capital and research and development activities for at least the next twelve months.  Notwithstanding the aforementioned financing alternatives, there can be no assurance that a transaction using the value of the Wilmington facility will be consummated on terms acceptable to the Company, or at all.  Additionally, any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  In addition, the increased illiquidity of the Company’s common stock that could result from the Company being delisted from the NYSE Amex may impair the Company’s ability to raise capital.  See Note 13 - Subsequent Events, for a discussion of our pending delisting from the NYSE Amex.  If the Company is required to raise additional financing, but is unable to obtain such financing, the Company may be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.

The uncertainties described above raise substantial doubt at September 30, 2010 about the Company's ability to continue as a going concern without additional financing.  The accompanying unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Sale of Gish

On July 6, 2007, the Company completed the sale of Gish Biomedical, Inc.(“Gish”), our former wholly-owned subsidiary that developed and manufactured single use cardiopulmonary bypass products, pursuant to a stock purchase agreement (the “Gish Purchase Agreement”) entered into with Medos Medizintechnik AG, a German corporation (“Medos”), on July 3, 2007.  The Gish Purchase Agreement provided for the sale of Gish to Medos for a purchase price of approximately $7.5 million in cash, and contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  After transaction expenses and certain post-closing adjustments, the Company realized approximately $6.1 million in proceeds from the sale of Gish.  Under the terms of the Gish Purchase Agreement, the Company owed Medos $149,000 as a result of the change in stockholder’s equity of Gish from March 31, 2007 to June 30, 2007, which amount was recorded as a current liability as of June 30, 2007.

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

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment, which was recorded as a current liability as of June 30, 2007 and up to the date of the execution of the Settlement Agreement, was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, the Company recorded a gain on the sale of Gish of $729,000 for the three and six month periods ended September 30, 2009.

The terms of the settlement payment provided for Medos to (i) remit to the Company a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to the Company in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of September 30, 2009, the principal balance remaining on the note receivable was approximately $353,000.  During the three and six month period ended September 30, 2009, the Company recorded approximately $4,000 of interest income in connection with the note receivable.  The promissory note was paid in full in February 2010.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount, net of post-closing claims and additional transaction costs is reported as an additional gain of $213,000 on the sale of CDT during the six-month period ended September 30, 2009.

CorNova

AdvanSource has partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company focused on the development of a next-generation drug-eluting stent.  The Company owns common stock in CorNova and has an approximate ownership interest in the outstanding common and preferred stock of CorNova of 8.9% at September 30, 2010 and March 31, 2010.

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

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations for the three and six months ended September 30, 2010 and cash flows for the six months ended September 30, 2010 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in our Annual Report on Form 10-K as of and for the year ended March 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Activity under the Plans for the six months ended September 30, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2010	2,409,562	$1.24
Granted	250,000	0.29
Exercised	-	-
Cancelled	(43,500)	1.97
Options outstanding as of September 30, 2010	2,616,062	1.14	6.72	$4
Options exercisable as of September 30, 2010	2,013,058	1.35	6.07	$1
Options vested or expected to vest as of September 30, 2010	2,616,062	1.14	6.72	$4

The Company’s condensed statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards and employee participation in the Company’s employee stock purchase plan in the amount of $48,000 and $32,000 for the three months ended September 30, 2010 and 2009, respectively, and $76,000 and $179,000 for the six months ended September 30, 2010 and 2009, respectively.  There was no income tax benefit related to these costs.  As of September 30, 2010, the total amount of unrecognized stock-based compensation expense was approximately $103,000 which will be recognized over a weighted average period of 2.15 years.

4.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the three and six months ended September 30, 2010 and 2009, the Company recognized $13,000 and $25,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A lump-sum payment of approximately $33,000, representing the prorated consulting fee for the remaining eight (8) months through December 31, 2010, was paid in April 2010.  This prepayment of consulting fees is being amortized on a straight-line basis through December 31, 2010.  Mr. Barretti will continue as a director of the Company subsequent to the end of the term of the consulting relationship.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.	Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or net realizable value and consist of the following:

	September 30,	March 31,
(in thousands)	2010	2010
Raw materials	$218	$207
Work in progress	23	20
Finished goods	224	229
Total inventories, net	$465	$456

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	March 31,
(in thousands)	2010	2010
Land	$500	$500
Building and improvements	2,705	2,705
Machinery, equipment and tooling	1,451	1,451
Furniture, fixtures and office equipment	285	283
	4,941	4,939
Less: accumulated depreciation	(2,015)	(1,890)
	$2,926	$3,049

For the three months ended September 30, 2010 and 2009, depreciation and amortization expense was $62,000 and $68,000, respectively.  For the six months ended September 30, 2010 and 2009, depreciation and amortization expense was $125,000 and $136,000, respectively.

7.	Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period.  Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares outstanding of common stock and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding options and warrants, computed using the treasury stock method.

The following table provides a reconciliation of the Company’s reported basic and diluted income (loss) per share computation for the periods ended:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Shares used in computing net income (loss) per common share-basic	21,289	21,136	21,280	21,132
Add: Net additional common shares upon assumed exercise of common stock options	-	1	-	-
Adjusted weighted-average shares used in computing net income (loss) per common share-diluted	21,289	21,137	21,280	21,132

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The number of weighted-average stock options and warrants outstanding which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive was 2,835,360 shares for the three and six months ended September 30, 2010.  The number of weighted-average stock options and warrants outstanding which were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2009, was 3,358,502 and 3,305,459, respectively, because their inclusion would be anti-dilutive due to their exercise prices exceeding the average market price for the stock for those periods.

8.	Stockholders’ Equity

Warrants

At September 30, 2010 and March 31, 2010, there were warrants to purchase 219,298 shares of common stock outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.

Employee Stock Purchase Plan

During the three and six months ended September 30, 2010, the Company issued 33,852 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $8,000.  The Company also recorded stock-based compensation of $1,000 during the three and six months ended September 30, 2010 to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on settlement date.  During the three and six months ended September 30, 2009, the Company issued 39,364 shares of its common stock to its employees pursuant to the terms of the ESP Plan and received cash proceeds of approximately $10,000.  The Company also recorded stock-based compensation of $2,000 during the three and six months ended September 30, 2009.

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

11.	Concentrations of Credit Risk and Major Customers

For the three months ended September 30, 2010, three customers represented 78% of our total revenues.  For the three months ended September 30, 2009, two customer represented 83% of our total revenues.  For the six months ended September 30, 2010, two customers represented 76% of our total revenues.  For the six months ended September 30, 2009, two customer represented 81% of our total revenues.

As of September 30, 2010, the Company had $52,000 due from two customers related to receivables on royalties and annual usage fees.  These amounts are classified as accounts receivable-other in the accompanying consolidated balance sheets.  As of September 30, 2010, the Company had accounts receivable-trade of $126,000, or 87%, due from 3 customers.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Because of the concentration of the Company’s credit risk and customers, the Company’s results are susceptible to significant fluctuation from period-to-period, and we caution investors that past results may not be indicative of future performance.

12.	New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (amends ASC Topic 820) which improves disclosures about fair value measurements.  More specifically, ASU 2010-06 updates Topic 820-10 to require disclosure of transfers in and out of Levels 1 and 2 and the reason for the transfers.  Additionally, it requires separate reporting of purchases, sales, issuances and settlements for Level 3.  This update is effective for periods beginning after December 15, 2009.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

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

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events other than the item discussed below.

On August 17, 2010, the NYSE Amex notified the Company that it was not in compliance with one of the continued listing standards.  Specifically, the Company was not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.

On September 16, 2010, the Company submitted to the NYSE Amex its plan to regain compliance with the listing standard by February 17, 2012.  On November 9, 2010, the NYSE Amex notified the Company that after its review of the plan the decision was made to initiate delisting procedures, and we expect to be delisted after November 16, 2010.  The Company intends to qualify its common stock for quotation on the Over-the-Counter Bulletin Board.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and the risk factors discussed therein under Part I. Item 1A and the risk factors discussed under Part II. Item 1A of this Quarterly Report on Form 10-Q.

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

The terms of the settlement payment provided for Medos to (i) remit a cash payment of approximately $87,000 upon the execution of the Settlement and (ii) issue a promissory note to us in the approximate amount of $493,000, maturing on February 1, 2010 with equal monthly principal payments of approximately $70,000 plus accrued interest at the rate of 3.25% per annum.  As of September 30, 2009, the principal balance remaining on the note receivable was approximately $353,000.  Both the payment upon execution of the Settlement and repayment of the promissory note were satisfied in full by Medos during the fiscal year ended March 31, 2010.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note A to our financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our financial statements.  There has been no change to our critical accounting policies during the fiscal quarter ended September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 vs. September 30, 2009

Revenues

Total revenues for the three months ended September 30, 2010 were $491,000 as compared with $518,000 for the comparable prior year period, a decrease of $27,000, or 5.2%.

Product sales of our biomaterials for the three months ended September 30, 2010 were $361,000 as compared with $316,000 for the comparable prior year period, an increase of $45,000, or 14.2%.  Product sales increased primarily due to increase in the demand for biomaterials from our existing customer base and expansion of our customer base through the addition of new customers.

License, royalty and development fees for the three months ended September 30, 2010 were $130,000 as compared with $202,000 for the comparable prior year period, a decrease of $72,000 or 35.6%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the three months ended September 30, 2010 is primarily a result of i) a reduction in the royalty rate pursuant to an amended agreement with a major customer from whom we derived a majority of our license, royalty and development fee revenue, and ii) the termination of a licensing agreement with a second customer.  This decrease was offset by annual usage fees from supply agreements entered into with two new customers.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2010 was $134,000, or 27.3% of total revenues, compared with $227,000, or 43.8% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to (i) the decrease in license, royalty and development fees and (ii) increased raw material and overhead costs incurred in the production of certain polymer products.

Gross profit on product sales for the three months ended September 30, 2010 was $4,000, or 1.1% of product sales, compared with a gross profit of $25,000, or 7.9% of product sales, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of product sales is primarily due to increased raw material and overhead costs incurred in the production of certain polymer products.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2010 were $158,000 as compared with $159,000 for the comparable prior year period, a decrease of $1,000 or less than 1.0%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $686,000 as compared with $610,000 for the comparable prior year period, an increase of $76,000 or 12.5%.  The increase is primarily attributable to costs incurred for (i) expansion of domestic sales territories through engagement of two independent sales representatives, (ii) attendance at trade shows in Europe and China to expand the Company’s international sales reach, (iii) investigation of sales representation in the Asia-Pacific territories, and (iv) engagement of a strategic consultant.

Other Income (Expense), Net

Other income for the three months ended September 30, 2009 was $4,000 and primarily a result of interest income earned on a note receivable.  There was no other income reported for the three months ended September 30, 2010.

Net Income from Discontinued Operations – Sale of Subsidiary

Net income from discontinued operations – sale of subsidiary during the three months ended September 30, 2009 was $729,000 and was a result of the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.  Upon the settlement of the dispute with Medos, we realized a gain of $729,000 composed of $580,000 in the form of cash and a note receivable, and the elimination of a former post-closing obligation to Medos in the amount of $149,000.

Six Months Ended September 30, 2010 vs. September 30, 2009

Revenues

Total revenues for the six months ended September 30, 2010 were $994,000 as compared with $968,000 for the comparable prior year period, an increase of $26,000, or 2.7%.

Product sales of our biomaterials for the six months ended September 30, 2010 were $763,000 as compared with $555,000 for the comparable prior year period, an increase of $208,000, or 37.5%.  Product sales increased primarily due to increase in the demand for biomaterials from our existing customer base and expansion of our customer base through the addition of new customers.

License, royalty and development fees for the six months ended September 30, 2010 were $231,000 as compared with $413,000 for the comparable prior year period, a decrease of $182,000 or 44.1%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during the six months ended September 30, 2010 is primarily a result of i) a reduction in the royalty rate pursuant to an amended agreement with a major customer from whom we derived a majority of our license, royalty and development fee revenue, and ii) the termination of a licensing agreement with a second customer.  This decrease was offset by annual usage fees from supply agreements entered into with two new customers.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2010 was $272,000, or 27.4% of total revenues, compared with $338,000, or 34.9% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to (i) the decrease in license, royalty and development fees and (ii) increased raw material and overhead costs incurred in the production of certain polymer products.

Gross profit on product sales for the six months ended September 30, 2010 was $41,000, or 5.4% of product sales, compared with a loss of ($75,000), or (13.5%) of product sales, for the comparable prior year period.  The improvement in gross profit dollars on product sales and gross profit as a percentage of product revenues is attributable, in part, to i) continued overhead cost containment and control measures, ii) improved efficiencies in the production process, and iii) increased product sales.  This improvement in gross profit was offset by the increased raw material and overhead costs incurred in the production of certain polymer products during the three months ended September 30, 2010.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2010 were $335,000 as compared with $341,000 for the comparable prior year period, a decrease of $6,000 or 1.8%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2010 were $1,289,000 as compared with $1,396,000 for the comparable prior year period, a decrease of $107,000 or 7.7%.  The decrease is primarily attributable to our cost containment measures which included continued reductions in outside consultants, legal and accounting costs.  These decreases were offset by (i) increased costs in sales and marketing to continue to promote our products and acquire new customers, both domestically and internationally and (ii) engagement of a strategic consultant.

Other Income (Expense), Net

Other expense, net for the six months ended September 30, 2009 was $31,000 and includes interest income earned on a note receivable of $4,000; offset by other expense of an infrequently occurring write-off of approximately $35,000.  There was no other income or expense reported for the six months ended September 30, 2010.

Net Income from Discontinued Operations – Sale of Subsidiary

Net income from discontinued operations – sale of subsidiary during the six months ended September 30, 2009 was $942,000 and consists of (i) the settlement in April 2009 of the escrow account established in connection with our March 2008 sale of CDT and (ii) the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1,885,000, a decrease of $1,170,000 when compared with a balance of $3,055,000 as of March 31, 2010.

During the six months ended September 30, 2010, we had net cash outflows of $1,176,000 from operating activities as compared with net cash outflows of $684,000 for the comparable prior year period.  The net cash outflows used in operating activities during the six months ended September 30, 2010 is primarily a result of the net loss and increases in accounts receivable-trade and prepaid expenses.  These cash outflows were offset by cash received on accounts receivable from royalty, licensing and development fees and deferred revenues.  In addition, net cash outflows was offset by non-cash items related to depreciation and stock-based compensation expenses.

During the six months ended September 30, 2010, we had net cash outflows of $2,000 from investing activities from continuing operations as compared to net cash outflows of $11,000 from investing activities from continuing operations for the comparable prior year period.  The net cash outflows from investing activities from continuing operations is primarily a result of minor purchases of equipment.

During the six months ended September 30, 2009, we had net cash inflows of $440,000 from investing activities from discontinued operations as a result of (i) the net cash of $213,000 realized upon the settlement of the escrow account established in connection with the March 2008 sale of CDT, and (ii) the settlement of the Medos dispute resulting in the receipt of $87,000 in cash and payments on the note receivable of $140,000.

During the six months ended September 30, 2010 we had net cash inflows of $8,000 from financing activities in connection with the issuance of 33,852 shares of our common stock pursuant to our employee stock purchase plan.  During the six months ended September 30, 2009 we had net cash inflows of $10,000 from financing activities in connection with the issuance of 39,364 shares of our common stock pursuant to our employee stock purchase plan.

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  For the three and six months ended September 30, 2010, we incurred a net loss of $710,000 and $1,352,000, and during the six months ended September 30, 2010 used cash from operating activities of $1,176,000.  For the year ended March 31, 2010, we incurred a net loss of $1,688,000 and used cash from operating activities of $1,613,000.  We anticipate incurring losses at least through fiscal 2011 as we continue to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of September 30, 2010, we had an accumulated deficit of $32,725,000 and cash and cash equivalents amounted to $1,885,000.

At September 30, 2010, we (i) continued to own our facility in Wilmington, Massachusetts, having a net book value of approximately $2,558,000 and unencumbered by mortgages or other obligations, and (ii) have no other corporate debt.

Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  We believe that as of September 30, 2010 our cash position and the availability of funding through a transaction using the value of the Wilmington facility, or another financing transaction of debt or equity, will be sufficient to fund the our working capital and research and development activities for at least the next twelve months.  Notwithstanding the aforementioned financing alternatives, there can be no assurance that a transaction using the value of the Wilmington facility will be consummated on terms acceptable to us, or at all.  Additionally, any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all.  In addition, the increased illiquidity of the our common stock that could result from being delisted from the NYSE Amex may impair our ability to raise capital.  See Note 13 - Subsequent Events, for a discussion of our pending delisting from the NYSE Amex.  If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.  The uncertainties described above raise substantial doubt at September 30, 2010 about our ability to continue as a going concern without additional financing.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.	Risk Factors

Other than as stated below, there have not been any other material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2010.

We have received notification from the NYSE Amex that we are not in compliance with a listing standard for continued listing of our common stock.  Our inability to regain compliance with the NYSE Amex’s continued listing standards could adversely affect our business and ability to raise capital.

On August 17, 2010, the NYSE Amex indicated we were not in compliance with one of the continued listing standards.  Specifically, we were not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.

On September 16, 2010, we submitted to the NYSE Amex our plan to regain compliance with the listing standard by February 17, 2012.  On November 9, 2010, the NYSE Amex notified us that after its review of the plan the decision was made to initiate delisting procedures, and we expect to be delisted after November 16, 2010.  Although we intend to qualify the Company’s common stock for quotation on the Over-The-Counter Bulletin Board, the delisting of our common stock from the NYSE Amex could substantially limit our common stock’s liquidity and impair our ability to raise capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

The information set forth below is being filed under Part II, Item 5 of this Quarterly Report on Form 10-Q in lieu of disclosure under Item 3.01 of Form 8-K.

On August 17, 2010, the NYSE Amex indicated we were not in compliance with one of the continued listing standards.  Specifically, we were not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.

On September 16, 2010, we submitted to the NYSE Amex our plan to regain compliance with the listing standard by February 17, 2012.  On November 9, 2010, the NYSE Amex notified us that after its review of the plan the decision was made to initiate delisting procedures, and we expect to be delisted after November 16, 2010.

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

99.1
Press Release of AdvanSource Biomaterials Corporation dated August 23, 2010 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2010 and incorporated herein by reference).

99.2
Press Release of AdvanSource Biomaterials Corporation dated October 7, 2010 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2010 and incorporated herein by reference).

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

Dated:  November 15, 2010