Form 10-K
period 2011-03-31
AdvanSource Biomaterials Corp
filed 2011-07-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

AdvanSource Biomaterials Corporation
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $.001 par value per share	Name of each exchange on which registered None
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

❑  Large Accelerated Filer                                                                                                           ❑  Accelerated Filer

❑  Non-accelerated Filer                                                                                                           ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of June 30, 2011, 21,350,055 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $5,309,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

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

History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PolyMedica”).  In June 1996, PolyMedica distributed all of the shares of CardioTech International, Inc.’s (“CardioTech”) common stock, par value $0.01 per share, which PolyMedica owned, to PolyMedica stockholders of record.  Our materials science technology is principally based upon the ChronoFlexTM proprietary polymers which represent our core technology.

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

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”).  CDT, which was located in Minnesota, was an original equipment manufacturer and supplier of private-label advanced disposable medical devices from concept to finished packaged and sterilized products, providing engineering services and contract manufacturing.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that CDT did not fit our strategic direction.  CDT was sold in March 2008 (See Note L to the Consolidated Financial Statements).

In April 2003, we acquired Gish Biomedical, Inc. (“Gish”).  Gish was located in southern California and manufactured single use cardiopulmonary bypass products having a disposable component.  In the development of our business model, we reviewed the strategic fit of our various business operations and determined that Gish did not fit our strategic direction.  Gish was sold in July 2007 (See Note L to the Consolidated Financial Statements).

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 1.8% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators advised us there is a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we evaluated the feasibility of developing a SynCAB graft having smaller inner bore diameters as recommended.  Based upon our evaluation, we determined further development would not be feasible, accordingly, the Company suspended any further clinical trials and discontinued development efforts with respect to the SynCAB graft in the fourth quarter of fiscal 2010.

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

In fiscal 2008, we expanded our development laboratory at our Massachusetts facility and launched a concept center.  The expansion of our development laboratory is one element of our plan to combine our core polymer technology with new product applications and expand customer access to our capabilities.

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

ChronoFilm is a registered trademark of PolyMedica.  ChronoFlex is our registered trademark.  ChronoThane, ChronoPrene, ChronoSil, HydroThane, and PolyBlend are our tradenames.  CardioPass is our trademark.

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

In August 2010, the U.S. Patent and Trademark Office issued us a U.S. patent on our proprietary antimicrobial formulation for ChronoFlex.  Current technology in the marketplace uses antibiotic drugs.  The antimicrobial component of our polymers have been designed to be non-leaching as a result of the polymerization process.

In October 2009, we filed for a U.S. patent on ChronoSil, our silicone-urethane copolymer product, and methods for making ChronoSil.  ChronoSil can have many physical properties which are usually associated with polyurethanes, but also the feel and characteristics of silicones.

In addition, PolyMedica has granted us an exclusive, perpetual, worldwide, royalty-free license for the use of one polyurethane patent and related technology in the field consisting of the development, manufacture and sale of implantable medical devices and biodurable polymer material to third parties for the use in medical applications (the “Implantable Device and Materials Field”).  PolyMedica also owns, jointly with Thermedics, Inc., an unrelated company that manufactures medical grade polyurethane, the ChronoFlex polyurethane patents relating to the ChronoFlex technology.  PolyMedica has granted us a non-exclusive, perpetual, worldwide, royalty-free sublicense of these patents for use in the Implantable Devices and Materials Field.

Manufacturing and Service Operations

We manufacture polymers at our Wilmington, Massachusetts facility.

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2011 and 2010, we generated revenues from license, royalty and development fees of $487,000 and $766,000, respectively.

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

During the fourth quarter of fiscal 2009 we concluded the clinical trials, which we believe demonstrated clinical success.  However, our clinical investigators noted full patient enrollment in these clinical trials was very slow due to limitations resulting from the large size of the 4mm and 5mm SynCAB grafts.  Our clinical investigators advised us there might be a greater clinical need for SynCAB grafts having an inner bore diameter of 2mm, 2-1/2mm and 3mm.  In response to these observations, we evaluated the feasibility of developing a SynCAB graft having smaller inner bore diameters as recommended.  Based upon our evaluation, we determined further development would be cost prohibitive, accordingly, the Company suspended any further clinical trials and discontinued development efforts with respect to the SynCAB graft in the fourth quarter of fiscal 2010.

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility.  Our Senior VP of Commercial Operations has primary responsibilities in our sales, marketing and business development efforts.  Our domestic sales distribution includes two independent sales engineers responsible for our regional sales efforts in the eastern and western U.S.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2011, the Company had accounts receivable-trade of $44,000, or 64%, from three (3) customers.  As of March 31, 2010, the Company had accounts receivable-trade of $75,000, or 64%, due from two (2) customers.

As of March 31, 2011, we had $84,000 due from two (2) customers related to receivables on license fees and royalties.  As of March 31, 2010, we had $105,000 due from one (1) customer related to receivables on royalties.  These amounts are classified as accounts receivable-other in the Company’s balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a 1.8% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

Revenues

Our revenues were $1,666,000 and $2,117,000 for the years ended March 31, 2011 and 2010, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest and funding availability, and (iv) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2011 and 2010 were $734,000 and $657,000, respectively, and consisted primarily of salaries and related costs (58% and 64% in fiscal 2011 and 2010, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $85,000 at March 31, 2011.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2011, we had 15 full-time employees at our facility in Wilmington, Massachusetts in the following positions: (i) 6 in production, (ii) 4 in research and development, (iii) 3 in sales and marketing, and (iv) 2 in administration.

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

Risks Related to Liquidity

We have reported net losses in the last 10 fiscal years and may continue to report net losses in the future.  There can be no assurance that our revenue will be maintained at the current level or increase in the future.

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

Our revenues were $1,666,000 and $2,117,000 for the years ended March 31, 2011 and 2010, respectively.  We had net losses of $3,185,000 and $1,688,000 for the years ended March 31, 2011 and 2010, respectively.  There is a risk that we will never be profitable.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

More generally, the manufacture and sale of medical devices, including products currently sold by our customers or potential customers and their other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state human services agencies.  In order for them to market their products for clinical use in the United States, they must obtain clearance from the FDA of a 510(k) pre-market notification or premarket approval application.  In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval.  The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

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

FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses.  In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.  Our customers and potential customers will be required to adhere to applicable FDA good manufacturing practice (“GMP”) regulations and similar regulations in other countries, which include testing, control, and documentation requirements.  Ongoing compliance with GMP and other applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution.  Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of their products.

There can be no assurance that our customers or potential customers will be able to obtain FDA 510(k) clearance or premarket approval for their products under development or other necessary regulatory approvals or clearances on a timely basis or at all.  Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearance or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business with respect of our ability to generate revenues from product sales to and royalty and development fees from our customers and potential customers utilizing our advanced biomaterials in their medical devices.

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

During fiscal 2010, our sole supplier of a polymer component used in the manufacture of certain advanced polymers discontinued the sale of the polymer component.  We have identified two (2) additional sources for this polymer component which we believe could be used as an alternative.  We are currently performing qualification analysis so that the polymer component from the new sources could be substituted in our production process for advances polymers.  We believe we have adequate supply of the original polymer component to meet production requirements during fiscal 2012 and have also begun using the alternative polymer component in our production.  Although we believe the alternative polymer component will be suitable for our customer needs, there can be no assurance that our customers will accept the substitution of the alternative polymer component in certain of our advanced polymers.

During the year ended March 31, 2011, two (2) vendors represented $63,000 and $45,000, or 36% and 26%, respectively, of material purchases used in the production process.  During the year ended March 31, 2010, two (2) vendors represented $100,000 and $80,000, or 42% and 34%, respectively, of material purchases used in the production process.

A significant portion of our product sales and royalty, license and development fees come from two (2)  large customers, and any loss, cancellation or delay in sales to these customers could harm our operating results.

A limited number of customers have, historically, accounted for a significant portion of our revenues.  For the fiscal year ended March 31, 2011, two (2) customers represented 41% and 15% of revenues, respectively.  For the fiscal year ended March 31, 2010, two (2) customer represented 45% and 30%, respectively, of our revenues.  Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from our existing significant customers.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.  Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.  In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to this customer, which could seriously harm our business, operating results and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  Although our management has concluded that our internal control over financial reporting was effective as of March 31, 2011, there is a risk that we may identify previously unknown deficiencies or weaknesses in our internal controls.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2011.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.05 to $0.44.  The future market price of our common stock may also fluctuate significantly due to:

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

Our common stock was delisted from the NYSE Amex as a result of non-compliance with a listing standard for continued listing of our common stock and we are now quoted on the OTCQB tier of The OTC Markets.  Our delisting from the NYSE Amex could adversely affect the liquidity of our common stock and our ability to raise capital.

On November 24, 2010, the NYSE Amex suspended trading in our common stock and filed Form 25 on December 6, 2010 notifying the Securities and Exchange Commission of their decision to delist us because we were not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.  On November 24, 2010, our common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  Although we are quoted on the OTCQB, the delisting of our common stock from the NYSE Amex could substantially limit our common stock’s liquidity and impair our ability to raise capital.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2011, there were 21,426,747 shares of common stock issued and 21,350,055 shares of common stock outstanding.  As of March 31, 2011, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010.  The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2011, we had outstanding stock options and warrants to purchase 2,843,235 shares of our common stock, the exercise price of which range between $0.26 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.              Description of Properties

Our corporate headquarters, polymer development and manufacturing operations, are located in an approximate 25,966 square foot building, which we own at 229 Andover Street, Wilmington, MA, and was purchased for $1,750,000 in cash.

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

On November 24, 2010, the NYSE Amex suspended trading in our common stock and filed Form 25 on December 6, 2010 notifying the Securities and Exchange Commission of their decision to delist us.  On November 24, 2010, our common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the NYSE Amex through November 24, 2010 and as reported on the OTCQB tier of The OTC Markets from November 25, 2010 through March 31, 2011:

	Fiscal Year 2011
	High	Low
4th Quarter	$0.13	$0.05
3rd Quarter	0.30	0.06
2nd Quarter	0.42	0.16
1st Quarter	0.44	0.26

	Fiscal Year 2010
	High	Low
4th Quarter	$0.43	$0.27
3rd Quarter	0.38	0.22
2nd Quarter	0.51	0.17
1st Quarter	0.49	0.13

As of June 30, 2011, there were approximately 365 stockholders of record.  The last sale price as quoted by the OTCQB tier of The OTC Markets on June 30, 2011, was $0.09 per share.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2011 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,623,937	(1)	$1.09	1,641,187
	2,623,937			1,641,187

_______________

(1)
This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan).  We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the fiscal years ended March 31, 2011 and 2010.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31.  Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31.  For example, references to “fiscal 2011” or our “2011 fiscal year” refer to the fiscal year ended March 31, 2011.

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

•
Inventory Valuation.  We value our inventory at the lower of our actual cost or the current estimated market value.  We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•
Long-Lived Assets. We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2011 and determined that impairment for a single group of production equipment exists, accordingly, we recorded an impairment charge of $103,000 for the fiscal year ended March 31, 2011.

•
Stock-Based Compensation.  We make certain assumptions in order to value our stock-based compensation.  The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2011, there was approximately $85,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of 2.03 years.

Results of Operations

Fiscal Year Ended March 31, 2011 vs. March 31, 2010

Revenues

Total revenues for the fiscal year ended March 31, 2011 were $1,666,000 as compared with $2,117,000 for the comparable prior year period, a decrease of $451,000, or 21.3%.

Product sales of our biomaterials for the fiscal year ended March 31, 2011 were $1,179,000 as compared with $1,351,000 for the comparable prior year period, a decrease of $172,000, or 12.7%.  Product sales decreased primarily due to a decrease in the demand for polymer products by two significant customers during fiscal 2011.  Although management believes these two significant customers will begin ordering at increased levels during fiscal 2012, there can be no assurance that such increases in the level of orders will occur.

Royalties and development fees for the fiscal year ended March 31, 2011 were $487,000 as compared with $766,000 for the comparable prior year period, a decrease of $279,000 or 36.4%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The decrease in license, royalty and development fees during fiscal 2011 is primarily a result of a (i) reduction in the royalty rate pursuant to an amended agreement with a major customer from whom we derived a majority of our license, royalty and development fee revenue, and (ii) the termination of a licensing agreement with a second customer.  This decrease was offset by (i) annual usage fees from supply agreements entered into with two new customers, and (ii) the recognition of $75,000 upon achieving the final milestone pursuant to a development agreement entered into in June 2009.

For the year ended March 31, 2011, two (2) customers represented 41% and 15% of our total revenues, respectively.  For the year ended March 31, 2010, two (2) customer represented 45% and 30%, respectively, of our total revenues.  We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2011 was $143,000, or 8.6% of total revenues, compared with $761,000, or 36.0% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to (i) the decrease in license, royalty and development fees, (ii) the lack of absorption of fixed overhead costs incurred in the production of polymer products due to the decrease in product sales, (iii) increased scrap of polymers produced in connection with the validation of certain materials, (iv) increased reserves for slow-moving and obsolete finished goods, and (v) severance costs related to terminations to improve our overhead cost structure.

Gross profit on product sales for the fiscal year ended March 31, 2011 was a loss of $344,000, or 29.2% of product sales, compared with a loss of $5,000, or less than 1.0% of product sales, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to (i) the lack of absorption of fixed overhead costs incurred in the production of polymer products due to the decrease in product sales, (ii) increased scrap of polymers produced in connection with the validation of certain materials, (iii) increased reserves for slow-moving and obsolete finished goods, and (iv) severance costs related to terminations to improve our overhead cost structure.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2011 were $734,000 as compared with $657,000 for the comparable prior year period, an increase of $77,000 or 11.7%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The increase in research and development costs is primarily a result of increased outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We believe testing of these materials is substantially complete as of March 31, 2011 and believe our research and development expenditures will return to levels consistent with prior year results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2011 were $2,491,000 as compared with $2,727,000 for the comparable prior year period, a decrease of $236,000 or 8.7%.  The decrease is primarily attributable to our cost containment measures which included continued reductions in outside consultants, legal and accounting costs, and elimination of two administrative positions.  These decreases were offset by (i) increased marketing and trade show costs to promote products and acquire new customers, both domestically and internationally; (ii) expansion of our domestic distribution channel through engagement of two independent sales engineers; and (iii) engagement of a strategic consultant, whose services were completed during fiscal 2011.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of March 31, 2011  Accordingly, we recorded an impairment charge of $103,000 for the fiscal year ended March 31, 2011.

Other Income (Expense), Net

We had no other income (expense), net for the fiscal year ended March 31, 2011.  For the fiscal year ended March 31, 2010 we had other income (expense), net of $7,000.  Interest income of $6,000 reported for the fiscal year ended March 31, 2010 was a result of interest income earned on a note receivable.  Other income of approximately $22,000 reported for the fiscal year ended March 31, 2010 was a result of an insurance refund related to fiscal 2009 and received in fiscal 2010.  Other expense reported for the fiscal year ended March 31, 2010 was primarily a result of an infrequently occurring write-off of approximately $35,000.

Gain on Discontinued Operations-Sale of Subsidiaries

Gain on discontinued operations – sale of subsidiaries during the fiscal year ended March 31, 2010 is a result of i) the settlement in April 2009 of the escrow account established in connection with our March 2008 sale of CDT and ii) the settlement in August 2009 of our dispute with Medos in connection with our July 2007 sale of Gish.

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

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2011 and 2010.

As of March 31, 2011, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $22,893,000, expiring between 2012 and 2031, and $10,864,000, expiring between 2012 and 2016, respectively.  As of March 31, 2011, we had a capital loss carry forward available to offset future taxable income of approximately $9,066,000, expiring between 2014 and 2015.  As of March 31, 2011, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $91,000, expiring between 2012 and 2031, and $283,000, expiring between 2012 and 2016, respectively.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $477,000, a decrease of $2,578,000 when compared with a balance of $3,055,000 as of March 31, 2010.

During the year ended March 31, 2011 and 2010, we had net cash outflows from operating activities of $2,592,000 and $1,613,000, respectively.  The net cash outflows used in operating activities during the year ended March 31, 2011 is primarily a result of the net loss from continuing operations.  These cash outflows were offset by decreases in current assets; and the effect of non-cash items related to depreciation, impairment of long-lived assets and stock-based compensation charges.

During the year ended March 31, 2011 and 2010, we had net cash outflows of $2,000 and $23,000, respectively, from investing activities from continuing operations as a result of the purchase of furniture and equipment.

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

There were no options or warrants exercised during the years ended March 31, 2011 and 2010.  During the fiscal year ended March 31, 2011, we issued 148,361 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $16,000.  During March 31, 2010, we issued 72,987 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $19,000.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  During the fiscal year ended March 31, 2011, we incurred a net loss of $3,185,000 and used cash from operating activities of $2,592,000.  During the fiscal year ended March 31, 2010, we incurred a net loss of $1,688,000 and used cash from operating activities of $1,613,000.  We anticipate incurring losses at least through fiscal 2012 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of March 31, 2011, we had an accumulated deficit of $34,558,000 and cash and cash equivalents amounted to $477,000.

At March 31, 2011, we (i) continued to own our facility in Wilmington, Massachusetts, having a net book value of approximately $2,483,000 and unencumbered by mortgages or other obligations, and (ii) have no other corporate debt.

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the monthly interest payments on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  We believe that as of March 31, 2011 our cash position, the July 7, 2011 Note financing transaction previously described, and cash flows from our fiscal 2012 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all.  On November 24, 2010, the NYSE Amex suspended trading in our common stock and filed Form 25 on December 6, 2010 notifying the Securities and Exchange Commission of their decision to delist us because we were not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.  On November 24, 2010, our common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  Although our common stock is quoted on the OTCQB, the delisting of our common stock from the NYSE Amex could substantially limit our common stock’s liquidity and impair our ability to raise capital.  If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

With respect to the Exchange and Venture Agreement with CorNova, we have no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2011 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Page 29.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
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

4.5	Form of Rights Certificate (Filed as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 29, 2008, and incorporated herein by reference).
10.1	Tax Matters Agreement between PolyMedica and the Company, dated May 13, 1996, was filed as Exhibit 10.2 of the Form 10 and is incorporated herein by reference.
10.2	Amended and Restated License Agreement between PolyMedica and the Company, dated May 13, 1996, was filed as Exhibit 10.4 of the Form 10 and is incorporated herein by reference.
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

10.7
Development, Supply and License Agreement between PolyMedica and Bard Access Systems, dated November 11, 1992 (Filed as Exhibit 10.10 to the Company’s registration statement on Form 10, and incorporated herein by reference).

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

10.33
Commercial Real Estate Promissory Note in the principal amount of $800,000 by the Company in favor of Axiom Partners, LP dated as of July 7, 2011 (Filed as exhibit 10.33 to the Company’s Current Report on Form 8-K, filed on July 13, 2011, and incorporated by reference herein.).

Exhibit Number:	Exhibit Title:
10.34
Mortgage, Security Agreement and Assignment in favor of Axiom Partners, LP dated as of July 7, 2011 (Filed as exhibit 10.34 to the Company’s Current Report on Form 8-K, filed on July 13, 2011, and incorporated by reference herein.).

21**	Subsidiaries of the Company
23.1**	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
23.2**	Consent of Caturano and Company, Inc., Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

**	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AdvanSource Biomaterials Corporation:

We have audited the accompanying consolidated balance sheet of AdvanSource Biomaterials Corporation as of March 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over  financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdvanSource Biomaterials Corporation as of March 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts
July 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AdvanSource Biomaterials Corporation:

We have audited the accompanying consolidated balance sheet of AdvanSource Biomaterials Corporation as of March 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdvanSource Biomaterials Corporation as of March 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, Inc.

Boston, Massachusetts
July 1, 2010

AdvanSource Biomaterials Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$477	$3,055
Accounts receivable-trade, net of allowance of $5 as of March 31, 2011 and 2010	69	117
Accounts receivable-other	84	105
Inventories, net	400	456
Prepaid expenses and other current assets	67	92
Total current assets	1,097	3,825
Property, plant and equipment, net	2,700	3,049
Total assets	$3,797	$6,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$192	$187
Accrued expenses	203	207
Deferred revenue	41	64
Total current liabilities	436	458

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2011 and 2010	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,426,747 and 21,278,386 shares issued, and 21,350,055 and 21,201,694 shares outstanding as of March 31, 2011 and 2010, respectively	21	21
Additional paid-in capital	37,928	37,798
Accumulated deficit	(34,558)	(31,373)
	3,391	6,446
Less: treasury stock, 76,692 shares at cost at March 31, 2011 and 2010	(30)	(30)
Total stockholders' equity	3,361	6,416
Total liabilities and stockholders' equity	$3,797	$6,874

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2011	2010
Revenues:
Product sales	$1,179	$1,351
License, royalty and development fees	487	766
	1,666	2,117
Cost of sales	1,523	1,356
Gross profit	143	761
Operating expenses:
Research, development and regulatory	734	657
Selling, general and administrative	2,491	2,727
Impairment of long-lived assets	103	-
	3,328	3,384
Loss from operations	(3,185)	(2,623)
Other income (expense):
Interest income	-	6
Other income	-	22
Other expense	-	(35)
Other income (expense)	-	(7)
Net loss from continuing operations	(3,185)	(2,630)
Gain on discontinued operations - sale of subsidiaries	-	942
Net loss	$(3,185)	$(1,688)
Net income (loss) per common share, basic and diluted:
Net loss per share, continuing operations	$(0.15)	$(0.12)
Net income per share, discontinued operations	-	0.04
Net loss per common share, basic and diluted	$(0.15)	$(0.08)
Shares used in computing net loss per common share, basic and diluted	21,307	21,153

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2010 and 2011
(In thousands)

	Common Stock Outstanding
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2009	21,129	$21	$38,744	$(30,908)	$(30)	$7,827
Cumulative effect of change in accounting principle - April 1, 2009 reclassification of equity linked financial instruments to derivative liabilities	-	-	(1,223)	1,223	-	-
Issuance of common stock in connection with employee stock purchase plan	73	-	19	-	-	19
Stock-based compensation	-	-	258	-	-	258
Net loss	-	-	-	(1,688)	-	(1,688)
Balance at March 31, 2010	21,202	21	37,798	(31,373)	(30)	6,416

Issuance of common stock in connection with employee stock purchase plan	148	-	16	-	-	16
Stock-based compensation	-	-	114	-	-	114
Net loss	-	-	-	(3,185)	-	(3,185)
Balance at March 31, 2011	21,350	$21	$37,928	$(34,558)	$(30)	$3,361

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,185)	$(1,688)
Gain on discontinued operations - sale of subsidiaries	-	(942)
Net loss from continuing operations	(3,185)	(2,630)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities:
Depreciation	248	269
Impairment of long-lived assets	103	-
Provision for inventory reserves	56	-
Stock-based compensation	114	258
Changes in assets and liabilities:
Accounts receivable-trade	48	(80)
Accounts receivable-other	21	892
Inventories	-	(66)
Prepaid expenses and other current assets	25	16
Accounts payable	5	63
Accrued expenses	(4)	(263)
Deferred revenue	(23)	(72)
Net cash flows used in operating activities	(2,592)	(1,613)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(23)
Decrease in other assets	-	6
Net cash flows used in investing activities from continuing operations	(2)	(17)
Net cash flows provided by investing activities from discontinued operations	-	793
Net cash flows provided by (used in) investing activities	(2)	776
Cash flows from financing activities:
Net proceeds from issuance of common stock	16	19
Net cash flows provided by financing activities	16	19
Net change in cash and cash equivalents	(2,578)	(818)
Cash and cash equivalents at beginning of period	3,055	3,873
Cash and cash equivalents at end of period	$477	$3,055

Supplemental Disclosure of Cash Flow Information:
Interest received	$-	$6
Interest paid	$-	$-
Issuance of promissory note upon settlement with Medos (Note A)	$-	$493

Supplemental Disclosure of Non-cash Activities:
Non-cash gain from discontinued operations - sale of subsidiaries	$-	$149

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business

AdvanSource Biomaterials Corporation, formerly CardioTech International, Inc., (“AdvanSource” or the “Company”) develops advanced polymer materials which provide critical characteristics in the design and development of medical devices.  The Company’s biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  The Company’s business model leverages its proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

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

Fiscal Year

The Company’s fiscal year ends on March 31.  References herein to fiscal 2011 and fiscal 2010 refer to the year ended March 31, 2011 and 2010, respectively.

Liquidity and Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  During the fiscal year ended March 31, 2011, the Company incurred a net loss of $3,185,000, and used cash from operating activities of $2,592,000.  During the fiscal year ended March 31, 2010, the Company incurred a net loss of $1,688,000 and used cash from operating activities of $1,613,000.  The Company anticipates incurring losses at least through fiscal 2012 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of March 31, 2011, the Company had an accumulated deficit of $34,558,000 and cash and cash equivalents amounted to $477,000.

On November 24, 2010, the NYSE Amex suspended trading in the Company’s common stock and filed Form 25 on December 6, 2010 notifying the Securities and Exchange Commission of their decision to delist the Company because the Company was not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.  On November 24, 2010, the Company’s common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  Although the Company’s common stock is quoted on the OTCQB, the delisting of its common stock from the NYSE Amex could substantially limit the liquidity of the Company’s common stock and impair the Company’s ability to raise capital.

During the fourth quarter of fiscal 2011, management evaluated its human resources needs, specifically focusing on production related positions, and eliminated certain positions no longer considered necessary so as to improve production efficiencies.  Management has also instituted more efficient production techniques and more stringent oversight into material purchases.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the monthly interest payments on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  Other than the security interest represented by the Note, the Company-owned facility is unencumbered by any other mortgages or other obligations.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and there can be no assurances that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company were required to raise additional financing, but was unable to obtain such financing, the Company might be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.  Management believes that as of March 31, 2011 the Company’s cash position, the July 7, 2011 Note financing transaction previously described, and cash flows from its fiscal 2012 operations will be sufficient to fund the Company’s working capital and research and development activities for at least the next twelve months.

B. Discontinued Operations

Sale of Gish Biomedical, Inc.

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

On June 30, 2008, Medos notified the Company of its claims in accordance with the procedure set forth in the Gish Purchase Agreement.  On August 6, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) with Medos whereby Medos agreed to repay the Company approximately $580,000 of the escrow funds previously released to Medos in full and final settlement of the claims.  In addition, the Company’s obligation with respect of the $149,000 post-closing adjustment was eliminated.  The parties also agreed to dismiss the previously filed demand for arbitration.  As a result of the Settlement, the Company recorded a gain on the sale of Gish of $729,000 in fiscal 2010, which is included in the consolidated statements of operations as gain on discontinued operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sale of Catheters and Disposables Technology, Inc.

On March 28, 2008, the Company completed the sale of Catheter and Disposables Technology, Inc. (“CDT“), the Company’s former wholly-owned subsidiary engaged in contract manufacturing and the provision of engineering services, pursuant to a stock purchase agreement (the “CDT Purchase Agreement”) entered into with TACPRO, Inc. (“Tacpro”) on March 28, 2008.  The CDT Purchase Agreement provided for the sale of CDT to Tacpro for a purchase price of approximately $1.2 million in cash, and contained representations, warranties and indemnities that are customary in a transaction involving the sale of all or substantially all of a company or its assets.  Pursuant to the terms of the CDT Purchase Agreement, the Company placed $240,000 in escrow as a reserve for the Company’s indemnification obligations to Tacpro, if any.  The $240,000 of proceeds held in escrow as of March 31, 2009 was not included in the calculation of the loss on sale of CDT of $690,000 recognized during the year ended March 31, 2008.

After transaction expenses, which included a non-cash expense of $76,000 related to warrants issued in connection to an investment bank, and certain post-closing adjustments, the Company realized approximately $696,000 in cash proceeds from the sale of CDT.

In March 2009, Tacpro presented certain additional post-closing claims in the approximate amount of $17,000 related to uncollectible accounts receivable and unused inventory to which the Company was in agreement.  Net of the post-closing claims, the remaining $224,000 of cash in the escrow account was released to the Company in April 2009 and the escrow account was closed.  Upon receipt of the escrow cash, the Company paid approximately $11,000 in additional transaction costs to a former employee.  The escrow amount of $213,000, net of post-closing claims and additional transaction costs was reported as an additional gain on the sale of CDT in fiscal 2010, which is included in the consolidated statements of operations as gain on discontinued operations.

C. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  As a result of the July 6, 2007 sale of Gish and March 28, 2008 sale of CDT pursuant to the respective purchase agreements, the Company’s financial statements reflect the statement of operations of Gish and CDT as discontinued operations for all periods presented.  Additionally, the following notes to the consolidated financial statements include disclosures related to the Company’s continuing operations unless specifically identified as disclosures related to discontinued operations.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CardioTech Realty, LLC.  CardioTech Realty, LLC, which has no operating activities and was formed for purposes of holding title to the Company’s property located in Wilmington, Massachusetts, was involuntarily dissolved by the Commonwealth of Massachusetts on April 30, 2009.  On June 24, 2011, CardioTech Realty, LLC was reinstated as a corporation in good standing by the Commonwealth of Massachusetts.

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

The Company sells to domestic and international customers.  During the years ended March 31, 2011 and 2010, product sales to foreign customers were $138,000 and $173,000, respectively.

Generally, the customer specifies the delivery method and is responsible for delivery costs.  However, in certain situations, the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer or include an estimate of the delivery costs in the price of the product.  Delivery costs billed to customers by the Company for the years ended March 31, 2011 and 2010 of approximately $31,000 and $24,000, respectively, have been recorded as revenue, and the costs have been recorded in cost of goods sold.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2011 and 2010 were $734,000 and $657,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has four full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place.  Advertising costs for the years ended March 31, 2011 and 2010 were $67,000 and $96,000, respectively.

Reporting Comprehensive Loss

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale and foreign currency translation adjustments.  For the years ended March 31, 2011 and 2010, comprehensive loss is equal to net loss.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings(Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2011 and 2010, potentially dilutive shares of 2,843,235 and 2,628,860, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

Accounts Receivable

The Company performs various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.  As of March 31, 2011 and 2010, the Company’s allowance for doubtful accounts was $5,000.

Inventories

The Company values its inventory at the lower of our actual cost or the current estimated market value.  The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period.  Although the Company makes every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.  As of March 31, 2011 and 2010, the Company’s allowance for obsolete and excess inventory was $89,000 and $33,000, respectively.

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

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in CorNova

The Company’s investment in CorNova is accounted for using the cost method of accounting.  (See Note O).

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates the realizability of its long-lived assets based on reviews of results of sales of similar assets and independent appraisals.  As a result of the continued operating losses described above, the Company evaluated the recoverability of its property and equipment as of March 31, 2011 and determined that impairment for a single group of production equipment exists, accordingly, the Company has recorded an impairment charge of $103,000 for the fiscal year ended March 31, 2011.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period.  The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value.  The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	the expected dividends on the Company’s common stock (the Company does not anticipate paying dividends in the foreseeable future); and

•	the risk free interest rate for the expected option term.

The fair value of each option granted during fiscal years 2011 and 2010 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2011	2010
Dividend yield	None	None
Expected volatility	102.47%	94.40%
Risk-free interest rate	2.18%	2.60%
Expected life	7.48 years	6.78 years
Fair value of options granted	$0.24	$0.23

Expected Dividends.  The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.  Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected Term.  For option grants subsequent to the adoption of the fair value recognition provisions of the accounting standards, the expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

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

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures,” for fair value measurements.  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1 – Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.  As required by ASC 820-10, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.  Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 – Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Level 3 includes investments that are supported by little or no market activity.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Improving Disclosures About Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements.  Additionally, ASU 2010-06 requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements.  These disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  Further, ASU 2010-06 requires separate presentation of Level 3 activity for the fair value measurements.  The Company adopted the provisions of this standard on April 1, 2010.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheet at March 31, 2011:

		Fair Value Measurements at March 31, 2011
(in thousands)	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property, plant and equipment	23	-	23	-
Total assets measured at fair value	$23	$-	$23	$-

Certain equipment, included in property plant and equipment on the consolidated balance sheet, with a carrying amount of approximately $126,000, was written down to its fair value of approximately $23,000, resulting in an impairment charge of $103,000 during fiscal 2011.  This equipment was valued using a market approach.  The values were determined using market prices of similar pieces of equipment.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these financial statements.  The Company disclosed material subsequent events in Note P.

Recent Accounting Pronouncements

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

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables.  The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined.  The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model.  The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company.  This guidance is effective for the Company for the fiscal year beginning on April 1, 2011.  The Company does not expect the adoption to have a material effect on its consolidated financial position or results of operations.

D. Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During each of the fiscal years ended March 31, 2011 and 2010, the Company recognized $37,000 and $50,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A payment of approximately $37,000, representing the prorated consulting fee for the remaining nine (9) months through December 31, 2010, was paid in April 2010.  Mr. Barretti continues as a director of the Company.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E. License Agreements

PolyMedica Corporation (“PolyMedica”) granted to AdvanSource an exclusive, perpetual, worldwide, royalty-free license for AdvanSource to use all of the necessary patent and other intellectual property owned by PolyMedica in the implantable devices and materials field (collectively, “Licensed Technology”).  AdvanSource, at its own expense, will file patents or other applications for the protection of all new inventions formulated, made, or conceived by AdvanSource during the term of the license that related to Licensed Technology and all such inventions shall be exclusively licensed to PolyMedica for use by PolyMedica in fields other than the implantable devices and materials field.  There are no financial commitments of AdvanSource related to this license.

F. Inventories

Inventories, net are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2011	2010
Raw materials	$199	$207
Work in progress	12	20
Finished goods	189	229
Total inventories, net	$400	$456

G. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2011	2010
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,275	1,451
Furniture, fixtures and office equipment	285	283
	4,765	4,939
Less: accumulated depreciation	(2,065)	(1,890)
	$2,700	$3,049

Depreciation expense for the fiscal years ended March 31, 2011 and 2010 was approximately $248,000 and $269,000, respectively.

H. Income Taxes

The Company adopted the accounting standard relating to uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007.  The accounting standard prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax years 2007 through 2011 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2011	2010
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	4.8%	0.0%
Non-deductible expenses	-1.3%	-5.5%
Expired federal operating loss carry forward	-0.3%	-1.5%
Change in valuation allowance	-37.2%	-27.0%
Effective tax rate	0.0%	0.0%

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

The following is a summary of the significant components of the Company’s deferred tax assets as of March 31, 2011 and 2010:

	March 31,
(in thousands)	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$8,465	$7,351
Capital loss carryforward	3,651	3,651
Tax credit carryforward	278	214
Inventory and receivable allowances	58	54
Accrued expenses deductible when paid	48	50
Depreciation and amortization	86	21
Deferred tax assets	12,586	11,341

Valuation allowance	(12,586)	(11,341)
Net deferred tax asset	$-	$-

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of March 31, 2011 and 2010.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$22,893	$91	2012 to 2031
State	$10,864	$283	2012 to 2016
Capital loss carryforward	$9,066		2014 to 2015

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Approximately $1,367,000 of the above Federal net operating loss carryforwards relate to stock compensation.  The related tax benefit of approximately $550,000 will be credited to additional paid-in capital upon realization.

I. Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

J. Concentration of Credit Risk and Major Customers

For the year ended March 31, 2011, two (2) customers represented 41% and 15% of revenues, respectively.  For the year ended March 31, 2010, two (2) customer represented 45% and 30%, respectively, of our revenues.

As of March 31, 2011, the Company had accounts receivable-trade of $44,000, or 64%, from three (3) customers.  As of March 31, 2010, the Company had accounts receivable-trade of $75,000, or 64%, due from two (2) customers.

As of March 31, 2011, we had $84,000 due from two (2) customers related to receivables on license fees and royalties.  As of March 31, 2010, we had $105,000 due from one (1) customer related to receivables on royalties.  These amounts are classified as accounts receivable-other in the Company’s balance sheets.

During the year ended March 31, 2011, two (2) vendors represented $63,000 and $45,000, or 36% and 26%, respectively, of material purchases used in the production process.  During the year ended March 31, 2010, two (2) vendors represented $100,000 and $80,000, or 42% and 34%, respectively, of material purchases used in the production process.

K. Stockholders’ Equity

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options and Warrants

Effective April 1, 2009, the Company adopted a new accounting standard specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  The accounting standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for certain scope exceptions.  The Company’s adoption of this standard resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified through a cumulative effect adjustment to liabilities as of April 1, 2009.  The result was a decrease in additional paid-in capital as of April 1, 2009 of approximately $1,223,000, a reduction of accumulated deficit of $1,223,000, and a de minimus liability.  The warrants requiring liability classification expired on December 22, 2009, accordingly, no additional calculation of the change in liability as of the expiration date was required.  During the fiscal year ended March 31, 2011 and 2010, there was no charge to other income.  The Company used the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply this model are as follows:

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

On March 31, 2008, the Company issued warrants to the investment bankers, who assisted in the sale of CDT, to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

There were no exercises of options or warrants by employees and consultants during the year ended March 31, 2011 and 2010.

Employee Stock Purchase Plan

During the fiscal years ended March 31, 2011 and 2010, the Company issued 148,361 and 72,987 shares of its common stock, respectively, to its employees pursuant to the terms of the Employee Stock Purchase Plan, as amended, and received cash proceeds of approximately $16,000 and $19,000, respectively.  During each of the fiscal years ended March 31, 2011 and 2010, the Company also recorded stock compensation of $2,000 and $3,000, respectively, to reflect the effect of the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the years ended March 31, 2011 and 2010.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

L. Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the Plan.  Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  In February 2008, the Company filed two Forms S-8 to register 360,000 shares of common stock in connection with previously granted stock options to two executives who received grants of unregistered shares under Rule 711 of NYSE Amex.  Normally, options granted expire ten years from the grant date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the year ended March 31, 2011 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2010	2,409,562	$1.24
Granted	400,000	0.28
Exercised	-	-
Cancelled or forfeited	(185,625)	1.33
Options outstanding as of March 31, 2011	2,623,937	1.09	6.25	$-
Options exercisable as of March 31, 2011	2,146,997	1.27	5.64	$-
Options vested or expected to vest as of March 31, 2011	2,623,937	1.09	6.25	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2011 of $0.06 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  There were no stock options exercised under the Plan for the fiscal years ended March 31, 2011 and 2010.  The total fair value of stock options that vested during the fiscal years ended March 31, 2011 and 2010 were $138,000 and $255,000, respectively.

At March 31, 2011, there were no shares remaining to be granted under the 1996 Stock Option Plan and 2,001,187 shares were available for grant under the 2003 Stock Option Plan.

For the fiscal years ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense for options of approximately $112,000 and $255,000, respectively.  As of March 31, 2011, the Company has approximately $85,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of 2.03 years.

M. Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses	Other	Write-off	Balance at end of period
Year ended March 31, 2011:
Deducted from assets accounts:
Allowance for obsolete and excess inventory	$33	$56	$-	$-	$89
Allowance for doubtful accounts	5	-	-	-	5
Total	$38	$56	$-	$-	$94

Year ended March 31, 2010:
Deducted from assets accounts:
Allowance for obsolete and excess inventory	$25	$8	$-	$-	$33
Allowance for doubtful accounts	5	-	-	-	5
Total	$30	$8	$-	$-	$38

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. Benefit Plans and Employment Agreements of Executive Officers

The Company has the AdvanSource 401(k) Retirement Savings Plan established under Section 401(k) of the Internal Revenue Code.   All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary.  The Company made matching contributions of $12,000 and $7,000 during the fiscal year ended March 31, 2011 and 2010, respectively.

The Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Eric G. Walters, the former Vice President and Chief Financial Officer, on February 28, 2009.  Under the terms of the Separation Agreement, which superseded any previous employment agreement, and beginning on February 28, 2009, Mr. Walters: (i) received a severance payment of approximately $129,000 which was paid over 34 weeks on the Company’s regularly scheduled paydays, and (ii) was eligible for COBRA health benefits, which premiums were paid by Mr. Walters and the Company for a period of 34 weeks in accordance with our health benefit contribution policies.  During the fiscal year ended March 31, 2010, Mr. Walters received severance payments of $118,000.  As of March 31, 2010, the Company had no further severance obligation.

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company.  Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $290,000, as amended, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company did not renew the Adams Agreement at the end of the initial term, however, the Adams agreement provides that lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  As a result, the Adams Agreement currently continues on a month-to-month basis and is subject to all of the terms and conditions of the Adams Agreement.  Either party has the right to terminate the Adams Agreement upon thirty (30) days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two (2) times his annual base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six (6) months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one (1) year after such termination at the Company’s expense.  During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000 and awarded a bonus of approximately $39,000.  The bonus award is included in accrued expenses on the consolidated balance sheet as of March 31, 2010.  There was no bonus awarded to Mr. Adams during the fiscal year ended March 31, 2011.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. Investment in CorNova, Inc.

The Company partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company, which is developing medical devices for cardiovascular applications.  In March 2004, the Company entered into an Exchange and Venture Agreement by and among the Company, Implant Sciences Corporation and CorNova.  During the fiscal years ended March 31, 2004 and 2005, the Company contributed, in the aggregate, 321,573 shares of its common stock, valued at approximately $825,000, which provided the Company a 30% ownership interest in the common stock of CorNova.  The Company initially used the equity method of accounting; accordingly, it recorded 30% of the net loss of CorNova in its consolidated financial statements through the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2007, the Company recorded equity in the net loss of CorNova of $279,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains on securities classified as available-for-sale), which reduced the Company’s investment in CorNova to $0.  Therefore, no additional losses were recorded from the Company’s equity ownership in CorNova since the fiscal year ended March 31, 2007.

As a result of several dilutive financings by CorNova, the Company’s ownership interest decreased, accordingly, the Company began using the cost method of accounting during fiscal 2009.  As of March 31, 2011, the Company’s ownership interest in CorNova was 1.8%.

The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

P. Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these consolidated financial statements.  During this period, other than the events discussed below, the Company did not have any other material recognizable subsequent events.

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the monthly interest payments on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2011	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2011	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 14, 2011	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 14, 2011	/s/ Anthony J. Armini
Anthony J. Armini Director
Dated: July 14, 2011	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 14, 2011	/s/ Mark Tauscher
Mark Tauscher Director
Dated: July 14, 2011	/s/ David Volpe
David Volpe Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)