Form 10-Q
period 2011-06-30
AdvanSource Biomaterials Corp
filed 2011-08-15
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 12, 2011, there were 21,350,055 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	(Removed and Reserved)	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$162	$477
Accounts receivable-trade, net of allowance of $5 as of June 30, 2011 and March 31, 2011	116	69
Accounts receivable-other	92	84
Inventories, net	420	400
Prepaid expenses and other current assets	33	67
Total current assets	823	1,097
Property, plant and equipment, net	2,633	2,700
Deferred financing costs	9	-
Total assets	$3,465	$3,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224	$192
Accrued expenses	254	203
Deferred revenue	177	41
Total current liabilities	655	436

Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of June 30, 2011 and March 31, 2011	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,426,747 shares issued and 21,350,055 shares outstanding as of June 30, 2011 and March 31, 2011	21	21
Additional paid-in capital	37,939	37,928
Accumulated deficit	(35,120)	(34,558)
	2,840	3,391
Less: treasury stock, 76,692 shares at cost at June 30, 2011 and March 31, 2011	(30)	(30)
Total stockholders' equity	2,810	3,361
Total liabilities and stockholders' equity	$3,465	$3,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended June 30,
	2011	2010
Revenues:
Product sales	$194	$402
License, royalty and development fees	121	101
	315	503
Cost of sales	199	365
Gross profit	116	138
Operating expenses:
Research, development and regulatory	166	177
Selling, general and administrative	497	603
Impairment of long-lived assets	15	-
	678	780
Loss from operations	(562)	(642)
Net loss	$(562)	$(642)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Shares used in computing net loss per common share, basic and diluted	21,350	21,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	For The Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(562)	$(642)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	52	63
Impairment of long-lived assets	15	-
Stock-based compensation	11	29
Changes in assets and liabilities:
Accounts receivable-trade	(47)	38
Accounts receivable-other	(8)	39
Inventories	(20)	24
Prepaid expenses and other current assets	34	(84)
Accounts payable	32	(113)
Accrued expenses	51	35
Deferred revenue	136	(10)
Net cash flows used in operating activities	(306)	(621)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(2)
Increase in deferred financing costs	(9)	-
Net cash flows used in investing activities	(9)	(2)
Net change in cash and cash equivalents	(315)	(623)
Cash and cash equivalents at beginning of period	477	3,055
Cash and cash equivalents at end of period	$162	$2,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity and Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  During the three months ended June 30, 2011, the Company incurred a net loss of $562,000, and used cash from operating activities of $306,000.  The Company anticipates incurring losses at least through fiscal 2012 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of June 30, 2011, the Company had an accumulated deficit of $35,120,000 and cash and cash equivalents of $162,000.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the Company entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices.  In June 2011, the Company received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, the Company received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how.  The Agreements also provide for additional payments upon the achievement of certain milestones.  Until the requirements for recognition of revenue are achieved, the Initial and Subsequent Payments, and any future payments, will be deferred.  The Initial Payment in the amount of $150,000 is included as deferred revenue in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2011.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and there can be no assurances that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company were required to raise additional financing, but was unable to obtain such financing, the Company might be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.  Management believes that as of June 30, 2011, the Company’s cash position, the July 7, 2011 Note financing transaction previously described, and cash flows from its fiscal 2012 operations will be sufficient to fund the Company’s working capital and research and development activities through at least fiscal 2012.

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three months ended June 30, 2011 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our Annual Report on Form 10-K as of and for the year ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated balance sheet at March 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Significant accounting policies are described in Note C to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K as of March 31, 2011.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the current revenue recognition guidance which provides additional guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  The amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this FASB amendment did not have an impact on the Company’s financial position or results of operations for the three months ended June 30, 2011.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2011, the Company adopted the provisions of the Accounting Standards Update (“ASU”) 2009-13 on a prospective basis pertaining to the accounting for revenue arrangements with multiple deliverables.  The ASU provides an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined.  The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model.  The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company.  The adoption of this ASU did not have an impact on the Company’s financial position or results of operations for the three months ended June 30, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's unaudited condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, useful lives and valuation of property and equipment.

3.	Stock-Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares were reserved for issuance under the 1996 Plan.  Under the terms of the 1996 Plan the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  Normally, options granted expire ten years from the grant date.

Activity under the Plans for the three months ended June 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2011	2,623,937	$1.09
Granted	-	-
Exercised	-	-
Cancelled or foreited	(202,750)	$0.84
Options outstanding as of June 30, 2011	2,421,187	$1.11	6.45	$-
Options exercisable as of June 30, 2011	1,949,873	$1.31	5.89	$-
Options vested or expected to vest as of June 30, 2011	2,421,187	$1.11	6.45	$-

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unaudited condensed consolidated statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards in the amount of $11,000 and $29,000 for the three months ended June 30, 2011 and 2010, respectively.  There was no income tax benefit related to these costs.  As of June 30, 2011, the total amount of unrecognized stock-based compensation expense was approximately $73,000 which will be recognized over a weighted average period of 1.81 years.

4.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the three months ended June 30, 2010, the Company recognized $13,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A payment of approximately $37,000, representing the prorated consulting fee for the remaining nine (9) months through December 31, 2010, was paid to Mr. Barretti in April 2010.  Mr. Barretti continues as a director of the Company.

5.	Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2011	March 31, 2011
Raw materials, net	$226	$199
Work in progress	2	12
Finished goods, net	192	189
Total inventories, net	$420	$400

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2011	March 31, 2011
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,235	1,275
Furniture, fixtures and office equipment	285	285
	4,725	4,765
Less: accumulated depreciation	(2,092)	(2,065)
	$2,633	$2,700

For the three months ended June 30, 2011 and 2010, depreciation expense was $52,000 and $63,000, respectively.

As a result of the Company’s evaluation of the recoverability of our property and equipment, the Company recorded an impairment for a single group of production equipment existed as of June 30, 2011 and March 31, 2011.  Accordingly, the Company recorded an impairment charge of $15,000 and $103,000 for the three months ended June 30, 2011 and fiscal year ended March 31, 2011, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At June 30, 2011 and 2010, potentially dilutive shares of 2,640,485 and 2,587,610, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

8.	Stockholders’ Equity

Common Stock and Warrants

At June 30, 2011 and March 31, 2011, there were warrants to purchase 219,298 shares of common stock outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.

The Company issued no shares of common stock or warrants during the three months ended June 30, 2011 and 2010.

9.	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of June 30, 2011 and March 31, 2011.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  As of June 30, 2011 and March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

10.	Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2011, two (2) customers represented 59% of the Company’s total revenues.  For the three months ended June 30, 2010, two (2) customer represented 72% of the Company’s total revenues.

As of June 30, 2011, the Company had accounts receivable-trade, net of $76,000, or 66%, due from two (2) customers.  As of March 31, 2011, the Company had accounts receivable-trade, net of $44,000, or 64%, due from three (3) customers.

As of June 30, 2011, the Company had $92,000 due from three (3) customers related to receivables on royalties, license and annual usage fees.  As of March 31, 2011, the Company had $84,000 due from two (2) customer related to receivables on royalties, license and annual usage fees.  These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

Because of the concentration of the Company’s credit risk and customers, the Company’s results are susceptible to significant fluctuation from period-to-period, and we caution investors that past results may not be indicative of future performance.

12.	Cornova

The Company partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company, which is developing medical devices for cardiovascular applications.  As a result of several dilutive financings by CorNova, the Company’s ownership interest decreased, accordingly, the Company began using the cost method of accounting during fiscal 2009.  As of June 30, 2011, the Company’s ownership interest in CorNova was 2%.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the risk factors discussed therein under Part I. Item 1A.

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

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have an 2% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

We own or license four (4) patents relating to our vascular graft manufacturing and polymer technology and products.  While we believe our patents secure our exclusivity with respect to certain of our technologies, there can be no assurance that any patents issued would not afford us adequate protection against competitors which sell similar inventions or devices, nor can there be any assurance that our patents will not be infringed upon or designed around by others.  However, we intend to vigorously enforce all patents issued to us.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note C to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements.  Other than the adoption of Accounting Standards Update (“ASU”) 2009-13, “Multi-Deliverable Revenue Arrangements,” and ASU 2010-17, “Milestone Method of Revenue Recognition,” there has been no change to our critical accounting policies during the fiscal quarter ended June 30, 2011.

Results of Operations

Three Months Ended June 30, 2011 vs. June 30, 2010

Revenues

Total revenues for the three months ended June 30, 2011 were $315,000 as compared with $503,000 for the comparable prior year period, a decrease of $188,000, or 37.4%.

Product sales of our biomaterials for the three months ended June 30, 2011 were $194,000 as compared with $402,000 for the comparable prior year period, a decrease of $208,000, or 51.7%.  During the three months ended June 30, 2010, we realized an increase in demand for polymer products from two (2) of our major customers.  During the three months ended June 30, 2011, we did not realize this same level of demand from these two (2) customers.  Although management believes these two significant customers will begin ordering at increased levels during fiscal 2012, there can be no assurance that such increases in the level of orders will occur.

License, royalty and development fees for the three months ended June 30, 2011 were $121,000 as compared with $101,000 for the comparable prior year period, an increase of $20,000 or 19.8%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The increase in license, royalty and development fees during the three months ended June 30, 2011 is primarily a result of certain new supply agreements which provide for annual usage fees and royalties from customers who have introduced new medical devices using our advanced polymer materials.

In June 2011, we entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices and received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  The Agreements also provide for additional payments upon the achievement of certain milestones.  Until the requirements for recognition of revenues are achieved, the Initial Payment and future payments will be deferred.  The Initial Payment in the amount of $150,000 is included as deferred revenue in our unaudited condensed consolidated balance sheet as of June 30, 2011.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2011 was $116,000, or 36.8% of total revenues, compared with $138,000, or 27.4% of total revenues, for the comparable prior year period.  The decrease in gross profit dollars is primarily due to lack of absorption of fixed overhead costs incurred in the production of polymer products and a decrease in product sales.  The increase in gross profit as a percentage of total revenues is primarily due to the positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012 which lowered our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production management personnel considered as non-essential and reduction of outside consultants utilized by our quality control department.

Gross profit on product sales for the three months ended June 30, 2011 was a loss of ($5,000), or (2.6%) of product sales, compared with a gross profit of $37,000, or 9.2% of product sales, for the comparable prior year period.  The decrease in gross profit dollars and gross profit as a percentage of product sales is primarily due to the decrease in product sales.  The decrease, however, is offset in part by the improvement in our manufacturing cost structure during the three months ended June 30, 2011.  Management believes that with future growth in product sales, our gross profit on product sales should benefit in future periods as a result of the strategic initiatives employed to improve our manufacturing overhead costs.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2011 were $166,000 as compared with $177,000 for the comparable prior year period, a decrease of $11,000 or 6.2%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased of use outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $497,000 as compared with $603,000 for the comparable prior year period, a decrease of $106,000 or 17.6%.  The decrease is primarily due to the elimination of two administrative positions, reduction in use of consultants and continued cost containment efforts.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of June 30, 2011.  Accordingly, we recorded an impairment charge of $15,000 for the three months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $162,000, a decrease of $315,000 when compared with a balance of $477,000 as of March 31, 2011.

During the three months ended June 30, 2011, we had net cash outflows of $306,000 from operating activities as compared with net cash outflows of $621,000 for the comparable prior year period.  The net cash outflows used in operating activities during the three months ended June 30, 2011 is primarily a result of the net loss, and increase in accounts receivable-trade and inventories.  These cash outflows were offset by cash received and recorded as deferred revenues, the decrease in prepaid expenses, and the increases in accounts payable and accrued expenses.  In addition, net cash outflows was offset by non-cash items related to depreciation, impairment of long-lived assets and stock-based compensation expenses.

During the three months ended June 30, 2011, we had net cash outflows of $9,000 from investing activities as compared to net cash outflows of $2,000 from investing activities for the comparable prior year period.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  For the three months ended June 30, 2011, we incurred a net loss of $562,000 and used cash from operating activities of $306,000.  During the fiscal year ended March 31, 2011, we incurred a net loss of $3,185,000 and used cash from operating activities of $2,592,000.  We anticipate incurring losses at least through fiscal 2012 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of June 30, 2011, we had an accumulated deficit of $35,120,000 and cash and cash equivalents of $162,000.

At June 30, 2011, we (i) continued to own our facility in Wilmington, Massachusetts, having a net book value of approximately $2,446,000, and encumbered only by an $800,000 mortgage;  and (ii) have no other corporate debt.

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the monthly interest payments on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Management believes that as of June 30, 2011 our cash position, the July 7, 2011 Note financing transaction previously described, and cash flows from our fiscal 2012 operations will be sufficient to fund our working capital and research and development activities through at least fiscal 2012.

In June 2011, we entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices.  In June 2011, we received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how.  The Agreements also provide for additional payments upon the achievement of certain milestones.  Until the requirements for recognition of revenue are achieved, the Initial and Subsequent Payments, and any future payments, will be deferred.  The Initial Payment in the amount of $150,000 is included as deferred revenue in our unaudited condensed consolidated balance sheet as of June 30, 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2011.

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

Dated:  August 15, 2011