Form 10-Q
period 2011-09-30
AdvanSource Biomaterials Corp
filed 2011-11-22
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 14, 2011, there were 21,457,230 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011	3
	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	(Removed and Reserved)	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
	Signatures	23

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$681	$477
Accounts receivable-trade, net of allowance of $5 as of September 30, 2011 and March 31, 2011	122	69
Accounts receivable-other	98	84
Inventories, net	483	400
Prepaid expenses and other current assets	73	67
Total current assets	1,457	1,097
Property, plant and equipment, net	2,583	2,700
Deferred financing costs, net	59	-
Total assets	$4,099	$3,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$167	$192
Accrued expenses	202	203
Deferred revenue	62	41
Total current liabilities	431	436
Long-term liabilities:
Promissory note	800	-
Total long-term liabilities	800	-
	1,231	436
Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2011 and March 31, 2011	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,533,922 and 21,426,747 shares issued; and 21,457,230 and 21,350,055 shares outstanding as of September 30, 2011 and March 31, 2011, respectively	22	21
Additional paid-in capital	37,958	37,928
Accumulated deficit	(35,082)	(34,558)
	2,898	3,391
Less: treasury stock, 76,692 shares at cost at September 30, 2011 and March 31, 2011	(30)	(30)
Total stockholders' equity	2,868	3,361
Total liabilities and stockholders' equity	$4,099	$3,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Statements of Operations
(Unaudited - in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$321	$361	$515	$763
License, royalty and development fees	527	130	648	231
	848	491	1,163	994
Cost of sales	174	357	374	722
Gross profit	674	134	789	272
Operating expenses:
Research, development and regulatory	142	158	308	335
Selling, general and administrative	457	686	953	1,289
Impairment of long-lived assets	-	-	15	-
	599	844	1,276	1,624
Income (loss) from operations	75	(710)	(487)	(1,352)
Interest expense	(37)	-	(37)	-
Net income (loss)	$38	$(710)	$(524)	$(1,352)
Net income (loss) per common share, basic and diluted	$0.00	$(0.03)	$(0.02)	$(0.06)
Shares used in computing net income (loss) per common share, basic and diluted	21,383	21,289	21,367	21,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	For The Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(524)	$(1,352)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	102	125
Amortization of deferred financing costs	8	-
Provision for allowance for bad debt	5	-
Impairment of long-lived assets	15	-
Stock-based compensation	23	76
Changes in assets and liabilities:
Accounts receivable-trade	(58)	(28)
Accounts receivable-other	(14)	53
Inventories	(83)	(9)
Prepaid expenses and other current assets	(6)	(76)
Accounts payable	(25)	(13)
Accrued expenses	(1)	4
Deferred revenue	21	44
Net cash flows used in operating activities	(537)	(1,176)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(2)
Net cash flows used in investing activities	-	(2)
Cash flows from financing activities:
Issuance of common stock	8	8
Debt issuance costs	(67)	-
Proceeds from issuance of promissory note	800	-
Net cash flows provided by (used in) financing activities	741	8
Net change in cash and cash equivalents	204	(1,170)
Cash and cash equivalents at beginning of period	477	3,055
Cash and cash equivalents at end of period	$681	$1,885

Supplemental disclosures of cash flow information:
Interest paid	$29	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity and Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced operating losses and negative operating cash flows and expects to continue to incur net losses in the foreseeable future.  During the six months ended September 30, 2011, the Company incurred a net loss of $524,000 and used cash in operating activities of $537,000.  The Company anticipates incurring losses at least through fiscal 2012 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of September 30, 2011, the Company had an accumulated deficit of $35,082,000 and cash and cash equivalents of $681,000.

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

During the fourth quarter of fiscal 2011, management evaluated its human resources needs, specifically focusing on production related positions, and eliminated certain positions no longer considered necessary so as to improve production efficiencies.  Management also instituted more efficient production techniques and more stringent oversight into material purchases.

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the accrual of monthly interest commencing on July 7, 2011 and payable on August 31, 2011, and monthly interest payments thereafter to be paid on the last calendar day of each month.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  Other than the security interest represented by the Note, the Company-owned facility is unencumbered by any other mortgages or other obligations (See Note 8).

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and there can be no assurances that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company were required to raise additional financing, but was unable to obtain such financing, the Company might be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.  Management believes that as of September 30, 2011, the Company’s cash position and cash flows from its fiscal 2012 operations should be sufficient to fund the Company’s working capital and research and development activities through at least the end of the fiscal year ending March 31, 2012.

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and six months ended September 30, 2011 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our Annual Report on Form 10-K as of and for the year ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated balance sheet at March 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

With the exception of the Company’s revenue recognition policy, which has been updated in Note 3 below, the significant accounting policies are described in Note C to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K as of March 31, 2011.

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method.”  This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This standard provides the criteria to be met for a milestone to be considered substantive which includes that: (i) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and (ii) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company adopted this guidance on a prospective basis on April 1, 2011.  The decision to use the milestone method of revenue recognition is a policy election.  The new guidance may impact any new development and license agreements or material modifications to existing agreements, in the event we elect the policy of utilizing the milestone method to recognize substantive milestones.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Revenue Recognition

The Company generates revenue primarily from (i) the sale of polymer products and (ii) license, royalty and development agreements.

Product Sales

Revenues generated from the sale of polymer products is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, the Company recognizes revenues when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

License, Royalty and Development Fees

The Company also receives license, royalty and development fees, pursuant to agreements with its customers, for the use of its proprietary polymer biomaterials.  The terms of the various license, royalty and development agreements may contain multiple deliverables which may include (i) licenses to use the Company’s polymer biomaterials in the customer’s end-product medical device, (ii) research and development activities, (iii) services and/or (iv) the manufacturing of polymer biomaterials.  Payments to the Company under these agreements may include non-refundable license fees, payments for research and development activities, payments for the manufacture of polymer materials, payments based upon the achievement of certain milestones, payments for the use of the Company’s polymer biomaterials in the customer’s end-product, and/or royalties earned on the sale of the customer’s end-product.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements ("ASU 2009-13").”  The Company adopted the new multiple-element arrangement guidance summarized in  ASU 2009-13 on April 1, 2011 on a prospective basis.  Therefore, this guidance is applicable to any contract entered into or modified on or subsequent to the date of adoption.  This guidance establishes a new hierarchy for determining the amount of arrangement consideration to allocate to each separable deliverable in an arrangement.  For those deliverables that qualify as separate units of accounting, the Company must assign value based on each deliverable’s  vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence (“TPE”) of its value if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available.  Arrangement consideration is then allocated to all deliverables using the relative selling price method.  The residual method of allocation is not permissible under the new guidance.

In determining the separate units of accounting, management evaluates whether the delivered element, has standalone value to the customer based on the consideration of the relevant facts and circumstances for each arrangement.  Factors considered in this determination include the customer’s research, development, production and product commercialization capabilities and the availability of these capabilities, as well as polymer development and manufacture expertise in the general marketplace.  In addition, the Company considers whether the customer can use the license for its intended purpose without the receipt of the remaining deliverables, whether the value of the license is dependent on the undelivered items and whether there are other vendors that can provide the undelivered item.

Management performs extensive analysis to determine the value, or selling price, of each unit of accounting.  The Company has been unable to establish VSOE due to the fact that it does not typically enter into arrangements where technology is licensed separately, rather, its arrangements are commingled with fees from royalties, usage of polymers within customer end-products, minimum purchases of polymer products manufactured and sold to customers by the Company, or a combination of the aforementioned.  Additionally, the Company has been unable to obtain TPE for any of its deliverables, without undue cost and effort.  Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the Company’s services are not interchangeable with those of its competitors.  Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management’s ESP is used for the Company’s licensing, royalty and development arrangements.  The Company determines that ESP for the elements of these arrangements is based on several factors, including, but not limited to, the terms of the arrangements, market conditions, historical analysis of contracts having similar elements, and the Company’s internal costs and gross margin objectives.  The determination of ESP is made through consultation with and formal approval by the Company’s management.  ESP for certain consultative services was determined based on consideration of time incurred by the Company to perform these services, consulting fees charged on a per-hour basis by the Company and by its vendors, and the Company’s pricing methodologies.

The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

In June 2011, the Company entered into a non-exclusive license agreement and a consulting services agreement (collectively, the “Agreements”) with a major international developer and manufacturer of medical devices (“Customer”), which generally provides the Customer the right to use and know-how to produce a specific proprietary polymer biomaterial for a specific field of use (the “Licensed Polymer”) within the Customer’s suite of medical device products.  In accordance with the applicable accounting guidance, the Company determined the Agreements included the following units of accounting:  (i) transfer of technology and know-how related to the Licensed Polymer, (ii) consulting services related to the establishment of a facility to manufacture the Licensed Polymer by the Customer, (iii) assisting the Customer in validating the Licensed Polymer produced by the Customer, and (iv) consulting with the Customer in connection with the Customer’s efforts to obtain various regulatory approvals for medical devices incorporating the Licensed Polymer.

Upon the execution of the Agreements, the Company received an up-front payment of $150,000, and in July 2011, the Company received an additional $250,000 upon the transfer of technology and know-how related to the Licensed Polymer.  The Agreements also provide for additional payments upon the achievement of certain milestones, as previously described, each of which the Company considers substantive, and could total up to an additional $1,100,000.  The Agreements do not provide for any royalties or other fees upon the achievement of any or all of the milestones.  The Company determined that the transfer of technology and know-how of the Licensed Polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, the Company recognized $400,000 of revenue for the three and six month periods ended September 30, 2011.

The adoption of this guidance resulted in an increase to revenue in the three and six month periods ended September 30, 2011 of approximately $400,000 over the amount which would have been recognized under the principles used in fiscal 2011.  Prior to the adoption of this guidance, the Company would have been required to defer revenue for license, royalty or development agreements until completion of the contracts or until recognized utilizing a proportional performance method of revenue recognition, based on the terms of the various agreements.

4.	Stock-Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares were reserved for issuance under the 1996 Plan.  Under the terms of the 1996 Plan the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, the Company registered an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company.  A similar provision is not included in the 2003 Plan.  Normally, options granted expire ten years from the grant date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the six months ended September 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2011	2,623,937	$1.09
Granted	-	-
Exercised	-	-
Cancelled, expired or foreited	(220,000)	$0.85
Options outstanding as of September 30, 2011	2,403,937	$1.11	6.25	$-
Options exercisable as of September 30, 2011	2,041,437	$1.26	5.83	$-
Options vested or expected to vest as of September 30, 2011	2,403,937	$1.11	6.25	$-

The Company’s unaudited condensed consolidated statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards and participation in the Company’s employee stock purchase plan in the amount of $12,000 and $48,000 for the three months ended September 30, 2011 and 2010, respectively; and $23,000 and $76,000 for the six months ended September 30, 2011 and 2010, respectively.  There was no income tax benefit related to these costs.  As of September 30, 2011, the total amount of unrecognized stock-based compensation expense was approximately $62,000 which will be recognized over a weighted average period of 1.59 years.

5.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the three and six months ended September 30, 2010, the Company recognized $13,000 and $25,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A payment of approximately $37,000, representing the prorated consulting fee for the remaining nine (9) months through December 31, 2010, was paid to Mr. Barretti in April 2010.  Mr. Barretti continues as a director of the Company.

6.	Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	September 30, 2011	March 31, 2011
Raw materials, net	$270	$199
Work in progress	-	12
Finished goods, net	213	189
Total inventories, net	$483	$400

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2011	March 31, 2011
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,235	1,275
Furniture, fixtures and office equipment	285	285
	4,725	4,765
Less: accumulated depreciation	(2,142)	(2,065)
	$2,583	$2,700

For the three months ended September 30, 2011 and 2010, depreciation expense was $50,000 and $62,000, respectively.  For the six months ended September 30, 2011 and 2010, depreciation expense was $102,000 and $125,000, respectively.

As a result of the Company’s evaluation of the recoverability of its property and equipment, the Company recorded an impairment for a single group of production equipment that existed as of June 30, 2011 and March 31, 2011.  Accordingly, the Company recorded an impairment charge of $15,000 and $103,000 for the six months ended September 30, 2011 and fiscal year ended March 31, 2011, respectively.  There was no impairment charge required during the three months ended September 30, 2011.

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At September 30, 2011 and 2010, potentially dilutive shares of 2,623,235 and 2,835,360, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

9.	Promissory Note

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the monthly interest payments on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  An aggregate fee equal to $166,000, less the amount of interest actually paid to the Lender, will be payable in the event of early prepayment of the Note.  During the three and six month period ended September 30, 2011, the Company paid approximately $29,000 of interest incurred on the Note.

In connection with this transaction, the Company incurred approximately $67,000 in fees, primarily for legal and placement activities, which have been recorded as deferred financing costs in the unaudited condensed consolidated balance sheet as of September 30, 2011.  Deferred financing costs are being amortized over the 24-month term of the Note using the effective interest rate method.  During the three and six months ended September 30, 2011, the Company amortized approximately $8,000 of these costs, which are reported as additional interest expense in the unaudited condensed consolidated statements of operations.

Other than the security interest represented by the Note, the Company-owned facility is unencumbered by any other mortgages or other obligations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ Equity

Warrants

At September 30, 2011 and March 31, 2011, there were warrants to purchase 219,298 shares of common stock outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.

Employee Stock Purchase Plan

During the three and six months ended September 30, 2011, the Company issued 107,175 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $8,000.  The Company also recorded stock-based compensation of $1,000 during the three and six months ended September 30, 2011 to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on settlement date.  During the three and six months ended September 30, 2010, the Company issued 33,852 shares of its common stock to its employees pursuant to the terms of the ESP Plan and received cash proceeds of approximately $8,000.  The Company also recorded stock-based compensation of $1,000 during the three and six months ended September 30, 2010.

11.	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of September 30, 2011 and March 31, 2011.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  As of September 30, 2011 and March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

12.	Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

13.	Concentrations of Credit Risk and Major Customers

For the three and six months ended September 30, 2011, three (3) customers, respectively,  represented 79% and 74%, respectively, of the Company’s total revenues.  For the three and six months ended September 30, 2010, three (3) and two (2) customers, respectively, represented 78% and 76%, respectively, of the Company’s total revenues.

As of September 30, 2011, the Company had accounts receivable-trade, net, of $79,000, or 65%, due from three (3) customers.  As of March 31, 2011, the Company had accounts receivable-trade, net, of $44,000, or 64%, due from three (3) customers.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, the Company had $97,000 due from two (2) customers related to receivables on royalties, license and annual usage fees.  As of March 31, 2011, the Company had $84,000 due from two (2) customer related to receivables on royalties, license and annual usage fees.  These amounts are classified as accounts receivable-other in the accompanying unaudited condensed consolidated balance sheets.

Because of the concentration of the Company’s credit risk and customers, the Company’s results are susceptible to significant fluctuation from period-to-period, and we caution investors that past results may not be indicative of future performance.

14.	Cornova

The Company partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company, which is developing medical devices for cardiovascular applications.  As a result of several dilutive financings by CorNova, the Company’s ownership interest decreased, accordingly, the Company began using the cost method of accounting during fiscal 2009.  As of September 30, 2011, the Company’s ownership interest in CorNova was approximately 1.5%.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

15.	Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date of this filing.  During this period, the Company did not have any material recognizable subsequent events.

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

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have an approximate 1.5% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note C to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements.  Other than the adoption of Accounting Standards Update (“ASU”) 2009-13, “Multi-Deliverable Revenue Arrangements,” and ASU 2010-17, “Milestone Method of Revenue Recognition,” there has been no change to our critical accounting policies during the six months ended September 30, 2011.

Results of Operations

Three Months Ended September 30, 2011 vs. September 30, 2010

Revenues

Total revenues for the three months ended September 30, 2011 were $848,000 as compared with $491,000 for the comparable prior year period, an increase of $357,000, or 72.7%.

Product sales of our biomaterials for the three months ended September 30, 2011 were $321,000 as compared with $361,000 for the comparable prior year period, a decrease of $40,000, or 11.1%.  During the three months ended September 30, 2010, we realized an increase in demand for polymer products from two (2) of our major customers.  During the three months ended September 30, 2011, we did not realize this same level of demand from these two (2) customers.  Although management believes these two significant customers will begin ordering at increased levels during fiscal 2012, there can be no assurance that such increases in the level of orders will occur.  Certain new customers provided incremental sales during the three months ended September 30, 2011 which has had the effect of offsetting the decrease in sales from the two (2) customers previously discussed above.

License, royalty and development fees for the three months ended September 30, 2011 were $527,000 as compared with $130,000 for the comparable prior year period, an increase of $397,000 or 305.4%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The increase in license, royalty and development fees during the three months ended September 30, 2011 is primarily a result of the recognition of revenue on a non-exclusive license agreement and consulting agreement (collectively, the “Agreements”) entered into with a major international developer and manufacturer of medical devices in June 2011.  We determined that the transfer of technology and know-how related to a certain polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, we recognized $400,000 of revenue for the three month period ended September 30, 2011.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2011 was $674,000, or 79.5% of total revenues, compared with $134,000, or 27.3% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the (i) increase in licensing fees, and (ii) positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012.  These restructuring activities had the effect of lowering our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production management personnel considered as non-essential and reduction of outside consultants utilized by our quality control department.

Gross profit on product sales for the three months ended September 30, 2011 was $147,000, or 45.8% of product sales, compared with a gross profit of $4,000, or 1.1% of product sales, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improvement in our manufacturing cost structure during the three months ended September 30, 2011.  Management believes that future growth in product sales should benefit gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2011 were $142,000 as compared with $158,000 for the comparable prior year period, a decrease of $16,000 or 10.1%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased use of outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $457,000 as compared with $686,000 for the comparable prior year period, a decrease of $229,000 or 33.4%.  The decrease is primarily due to the elimination of two administrative positions, reduction in use of consultants and continued cost containment efforts.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $37,000 and is composed of $29,000 of interest incurred on the $800,000 promissory note issued in July 2011, and $8,000 in amortized deferred financing costs incurred in connection with the issuance of the promissory note.  There was no interest expense for the three months ended September 30, 2010.

Six Months Ended September 30, 2011 vs. September 30, 2010

Revenues

Total revenues for the six months ended September 30, 2011 were $1,163,000 as compared with $994,000 for the comparable prior year period, an increase of $169,000, or 17.0%.

Product sales of our biomaterials for the six months ended September 30, 2011 were $515,000 as compared with $763,000 for the comparable prior year period, a decrease of $248,000, or 32.5%.  During the six months ended September 30, 2010, we realized an increase in demand for polymer products from two (2) of our major customers.  During the six months ended September 30, 2011, we did not realize this same level of demand from these two (2) customers.  Although management believes these two significant customers will begin ordering at increased levels during fiscal 2012, there can be no assurance that such increases in the level of orders will occur.  Offsetting the decreases from these two (2) customers were the addition of certain new customers from whom we are experiencing increasing sales volume.

License, royalty and development fees for the six months ended September 30, 2011 were $648,000 as compared with $231,000 for the comparable prior year period, an increase of $417,000 or 180.5%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The increase in license, royalty and development fees during the six months ended September 30, 2011 is primarily a result of the recognition of revenue on a non-exclusive license agreement and consulting agreement (collectively, the “Agreements”) entered into with a major international developer and manufacturer of medical devices in June 2011.  We determined that the transfer of technology and know-how related to a certain polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, we recognized $400,000 of revenue for the six month period ended September 30, 2011.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2011 was $789,000, or 67.8% of total revenues, compared with $272,000, or 27.4% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the (i) increase in licensing fees, and (ii) positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012.  These restructuring activities had the effect of lowering our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production management personnel considered as non-essential and reduction of outside consultants utilized by our quality control department.

Gross profit on product sales for the six months ended September 30, 2011 was $141,000, or 27.4% of product sales, compared with a gross profit of $41,000, or 5.4% of product sales, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improvement in our manufacturing cost structure during the six months ended September 30, 2011.  Management believes that future growth in product sales should benefit gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2011 were $308,000 as compared with $335,000 for the comparable prior year period, a decrease of $27,000 or 8.1%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased of use outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2011 were $953,000 as compared with $1,289,000 for the comparable prior year period, a decrease of $336,000 or 26.1%.  The decrease is primarily due to the elimination of two administrative positions, reduction in use of consultants and continued cost containment efforts.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of June 30, 2011.  Accordingly, we recorded an impairment charge of $15,000 for the three months ended June 30, 2011.  No impairment charges were recorded during the three months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $681,000, an increase of $204,000 when compared with a balance of $477,000 as of March 31, 2011.

During the six months ended September 30, 2011, we had net cash outflows of $537,000 from operating activities as compared with net cash outflows of $1,176,000 for the comparable prior year period.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees.  The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements.  Net cash flows used in operating activities decreased by approximately $679,000, as compared to the comparable prior year period, primarily due to (i) the receipt of $400,000 in connection with a non-exclusive license agreement and consulting services agreement entered into with a major international developer and manufacturer of medical devices, improvements in gross profits due to the positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and (iii) cost containment measures including the elimination of certain outside consultants and non-essential administrative personnel.

During the six months ended September 30, 2011, we had net cash outflows of $0 from investing activities as compared to net cash outflows of $2,000 from investing activities for the comparable prior year period.

During the six months ended September 30, 2011, we had net cash inflows of $741,000 from financing activities in connection with the issuance of 107,175 shares of our common stock pursuant to our employee stock purchase plan, and the issuance of a Commercial Real Estate Promissory Note in the principal amount of $800,000, net of financing costs of $67,000.  During the six months ended September 30, 2010 we had net cash inflows of $8,000 from financing activities in connection with the issuance of 33,852 shares of our common stock pursuant to our employee stock purchase plan.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  During the six months ended September 30, 2011, we incurred a net loss of $524,000 and used cash from operating activities of $537,000.  During the fiscal year ended March 31, 2011, we incurred a net loss of $3,185,000 and used cash from operating activities of $2,592,000.  We anticipate incurring losses at least through fiscal 2012 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of September 30, 2011, we had an accumulated deficit of $35,082,000 and cash and cash equivalents of $681,000.

At September 30, 2011, we (i) continued to own our facility in Wilmington, Massachusetts, having a net book value of approximately $2,410,000, and encumbered only by an $800,000 mortgage; and (ii) have no other corporate debt.

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the accrual of monthly interest commencing on July 7, 2011 and payable on August 31, 2011, and monthly interest payments thereafter to be paid on the last calendar day of each month.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender.  An aggregate fee equal to $166,000, less the amount of interest actually paid to the Lender, will be payable in the event of early prepayment of the Note.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Management believes that as of September 30, 2011, our cash position and cash flows from our fiscal 2012 operations will be sufficient to fund our working capital and research and development activities through at least the end of the fiscal year ending March 31, 2012.

In June 2011, we entered into a non-exclusive license agreement and a consulting services agreement (collectively, the “Agreements”) with a major international developer and manufacturer of medical devices (“Customer”), which generally provides the Customer the right to use and know-how to produce a specific proprietary polymer biomaterial for a specific field of use (the “Licensed Polymer”) within the Customer’s suite of medical device products.  In accordance with the applicable accounting guidance, we determined the Agreements included the following units of accounting:  (i) transfer of technology and know-how related to the Licensed Polymer, (ii) consulting services related to the establishment of a facility to manufacture the Licensed Polymer by the Customer, (iii) assisting the Customer in validating the Licensed Polymer produced by the Customer, and (iv) consulting with the Customer in connection with the Customer’s efforts to obtain various regulatory approvals for medical devices incorporating the Licensed Polymer.

Upon the execution of the Agreements, we received an up-front payment of $150,000, and in July 2011, the Company received an additional $250,000 upon the transfer of technology and know-how related to the Licensed Polymer.  The Agreements also provide for additional payments upon the achievement of certain milestones, as previously described, each of which we consider substantive, and could total up to an additional $1,100,000.  The Agreements do not provide for any royalties or other fees upon the achievement of any or all of the milestones.  We determined that the transfer of technology and know-how of the Licensed Polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, we recognized $400,000 of revenue for the three and six month periods ended September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Company’s chief executive officer and acting chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:  November 22, 2011