Form 10-Q
period 2011-12-31
AdvanSource Biomaterials Corp
filed 2012-02-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 14, 2012, there were 21,457,230 of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011	3
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	25

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$860	$477
Accounts receivable-trade, net of allowance of $5 as of December 31, 2011 and March 31, 2011	161	69
Accounts receivable-other	164	84
Inventories, net	484	400
Prepaid expenses and other current assets	332	67
Total current assets	2,001	1,097
Property, plant and equipment, net	2,535	2,700
Deferred financing costs, net	102	-
Total assets	$4,638	$3,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92	$192
Accrued expenses	270	203
Current portion of financing obligation	32	-
Deferred revenue	48	41
Total current liabilities	442	436
Long-term liabilities:
Long-term financing obligation	1,968	-
Total long-term liabilities	1,968	-
	2,410	436
Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of December 31, 2011 and March 31, 2011	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,533,922 and 21,426,747 shares issued; and 21,457,230 and 21,350,055 shares outstanding as of December 31, 2011 and March 31, 2011, respectively	22	21
Additional paid-in capital	37,969	37,928
Accumulated deficit	(35,733)	(34,558)
	2,258	3,391
Less: treasury stock, 76,692 shares at cost at December 31, 2011 and March 31, 2011	(30)	(30)
Total stockholders' equity	2,228	3,361
Total liabilities and stockholders' equity	$4,638	$3,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Product sales	$179	$264	$694	$1,027
License, royalty and development fees	177	163	825	394
	356	427	1,519	1,421
Cost of sales	204	348	578	1,070
Gross profit	152	79	941	351
Operating expenses:
Research, development and regulatory	147	215	455	550
Selling, general and administrative	469	667	1,422	1,956
Impairment of long-lived assets	-	-	15	-
	616	882	1,892	2,506
Loss from operations	(464)	(803)	(951)	(2,155)
Interest and other expenses:
Interest expense	36	-	73	-
Loss on extinguishment of promissory note	151	-	151	-
Other expense	187	-	224	-
Net loss	$(651)	$(803)	$(1,175)	$(2,155)
Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.10)
Weighted-average shares used in computing net loss per common share, basic and diluted	21,457	21,312	21,397	21,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)
	For The Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,175)	$(2,155)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	150	187
Amortization of deferred financing costs	15	-
Loss on extinguishment of promissory note	151	-
Impairment of long-lived assets	15	-
Stock-based compensation	34	103
Changes in assets and liabilities:
Accounts receivable-trade	(92)	55
Accounts receivable-other	(80)	(5)
Inventories	(84)	(32)
Prepaid expenses and other current assets	(265)	15
Accounts payable	(100)	25
Accrued expenses	67	114
Deferred revenue	7	(8)
Net cash flows used in operating activities	(1,357)	(1,701)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(2)
Net cash flows used in investing activities	-	(2)
Cash flows from financing activities:
Issuance of common stock	8	8
Proceeds from sale-leaseback financing transaction	2,000	-
Deferred financing costs	(169)	-
Proceeds from issuance of promissory note	800	-
Repayment of promissory note	(800)	-
Loss on extinguishment of promissory note	(99)	-
Net cash flows provided by (used in) financing activities	1,740	8
Net change in cash and cash equivalents	383	(1,695)
Cash and cash equivalents at beginning of period	477	3,055
Cash and cash equivalents at end of period	$860	$1,360

Supplemental disclosure of cash flow information:
Interest paid	$49	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity and Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced operating losses and negative operating cash flows and expects to continue to incur net losses in the foreseeable future.  During the nine months ended December 31, 2011, the Company incurred a net loss of $1,175,000 and used cash in operating activities of $1,357,000.  The Company anticipates incurring losses at least through fiscal 2012 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of December 31, 2011, the Company had an accumulated deficit of $35,733,000 and cash and cash equivalents of $860,000.

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

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note had a two-year term, bearing interest at the rate of 15% per annum.  The Note provided for the accrual of monthly interest commencing on July 7, 2011 and payable on August 31, 2011, and monthly interest payments thereafter to be paid on the last calendar day of each month.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, was due upon the maturity of the Note on July 8, 2013.  The Note was secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  Other than the security interest represented by the Note, the Company-owned facility was unencumbered by any other mortgages or other obligations (See Note 9).  On December 22, 2011, in connection with the sale of the Company’s land and building, the Note was paid in full, including a prepayment penalty of approximately $99,000, as provided for in the Note and amended by the Lender at the time of the sale of our land and building, and the mortgage was discharged (See Notes 9 and 10).

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Any potential future sale of equity or debt securities may result in dilution to the Company’s stockholders, and there can be no assurances that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.  If the Company were required to raise additional financing, but was unable to obtain such financing, the Company might be required to delay, reduce the scope of, or eliminate one or more aspects of its operations or business development activities.  Management believes that as of December 31, 2011, the Company’s cash position and cash flows from its fiscal 2012 operations should be sufficient to fund the Company’s working capital and research and development activities through at least the end of the fiscal year ending March 31, 2012.

2.	Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the periods presented.  The results of operations and cash flows for the three and nine months ended December 31, 2011 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our Annual Report on Form 10-K as of and for the year ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method.”  This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This standard provides the criteria to be met for a milestone to be considered substantive which includes that: (i) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and (ii) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company adopted the provisions of this update on a prospective basis on April 1, 2011.  The decision to use the milestone method of revenue recognition is a policy election.  The new guidance may impact any new development and license agreements or material modifications to existing agreements, in the event we elect the policy of utilizing the milestone method to recognize substantive milestones.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).”  The Company adopted the provisions of the new multiple-element arrangement guidance summarized in  ASU 2009-13 on April 1, 2011 on a prospective basis.  Therefore, this guidance is applicable to any contract entered into or modified on or subsequent to the date of adoption.  This guidance establishes a new hierarchy for determining the amount of arrangement consideration to allocate to each separable deliverable in an arrangement.  For those deliverables that qualify as separate units of accounting, the Company must assign value based on each deliverable’s  vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence (“TPE”) of its value if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available.  Arrangement consideration is then allocated to all deliverables using the relative selling price method.  The residual method of allocation is not permissible under the new guidance.

In determining the separate units of accounting, management evaluates whether the delivered element has standalone value to the customer based on the consideration of the relevant facts and circumstances for each arrangement.  Factors considered in this determination include the customer’s research, development, production and product commercialization capabilities and the availability of these capabilities, as well as polymer development and manufacture expertise in the general marketplace.  In addition, the Company considers whether the customer can use the license for its intended purpose without the receipt of the remaining deliverables, whether the value of the license is dependent on the undelivered items and whether there are other vendors that can provide the undelivered item.

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

Upon the execution of the Agreements, the Company received an up-front payment of $150,000, and in July 2011, the Company received an additional $250,000 upon the transfer of technology and know-how related to the Licensed Polymer.  The Agreements also provide for additional payments upon the achievement of certain milestones, as previously described, each of which the Company considers substantive, and could total up to an additional $1,100,000.  The Agreements do not provide for any royalties or other fees upon the achievement of any or all of the milestones.  The Company determined that the transfer of technology and know-how of the Licensed Polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, the Company recognized $400,000 of revenue during the nine month period ended December 31, 2011.  There were no additional milestones representing separate units of accounting  that resulted in the recognition of additional revenue on the Agreements during the three months ended December 31, 2011.

The adoption of this guidance resulted in an increase to revenue during the nine month period ended December 31, 2011 of approximately $400,000 over the amount which would have been recognized under the principles used in fiscal 2011.  Prior to the adoption of this guidance, the Company would have been required to defer revenue for license, royalty or development agreements until completion of the contracts or until recognized utilizing a proportional performance method of revenue recognition, based on the terms of the various agreements.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the nine months ended December 31, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2011	2,623,937	$1.09
Granted	-	-
Exercised	-	-
Cancelled, expired or forfeited	(297,816)	$1.04
Options outstanding as of December 31, 2011	2,326,121	$1.09	5.80	$-
Options exercisable as of December 31, 2011	2,046,121	$1.21	5.45	$-
Options vested or expected to vest as of December 31, 2011	2,326,121	$1.09	5.80	$-

The Company’s unaudited condensed consolidated statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards and participation in the Company’s employee stock purchase plan in the amount of $11,000 and $27,000 for the three months ended December 31, 2011 and 2010, respectively; and $34,000 and $103,000 for the nine months ended December 31, 2011 and 2010, respectively.  There was no income tax benefit related to these costs.  As of December 31, 2011, the total amount of unrecognized stock-based compensation expense was approximately $51,000 which will be recognized over a weighted average period of 1.38 years.

5.	Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the three and nine months ended December 31, 2010, the Company recognized $13,000 and $38,000, respectively, of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A payment of approximately $37,000, representing the prorated consulting fee for the remaining nine (9) months through December 31, 2010, was paid to Mr. Barretti in April 2010.  Mr. Barretti continues as a director of the Company.

6.	Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	December 31, 2011	March 31, 2011
Raw materials, net	$274	$199
Work in progress	-	12
Finished goods, net	210	189
Total inventories, net	$484	$400

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2011	March 31, 2011
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,235	1,275
Furniture, fixtures and office equipment	285	285
	4,725	4,765
Less: accumulated depreciation	(2,190)	(2,065)
	$2,535	$2,700

For the three months ended December 31, 2011 and 2010, depreciation expense was $48,000 and $61,000, respectively.  For the nine months ended December 31, 2011 and 2010, depreciation expense was $150,000 and $187,000, respectively.

As a result of the Company’s evaluation of the recoverability of its property and equipment, the Company recorded an impairment for a single group of production equipment that existed as of June 30, 2011 and March 31, 2011.  Accordingly, the Company recorded an impairment charge of $15,000 and $103,000 during the nine months ended December 31, 2011 and fiscal year ended March 31, 2011, respectively.  There was no impairment charge required during the three months ended December 31, 2011.

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At December 31, 2011 and 2010, potentially dilutive shares of 2,545,419 and 2,901,235, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

9.	Promissory Note

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note has a two-year term and bears interest at the rate of 15% per annum.  The Note provides for the monthly interest payments on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, is due upon the maturity of the Note on July 8, 2013.  The Note is secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  An aggregate fee equal to $166,000, less the amount of interest actually paid to the Lender, will be payable in the event of early prepayment of the Note.  During the three and nine month period ended December 31, 2011, the Company paid approximately $29,000 and $49,000 of interest incurred on the Note, respectively.

In connection with this transaction, the Company incurred approximately $67,000 in fees, primarily for legal and placement activities, which were recorded as deferred financing costs in the unaudited condensed consolidated balance sheet.  Deferred financing costs were being amortized over the 24-month term of the Note using the effective interest rate method.  During the three and nine months ended December 31, 2011, the Company amortized approximately $8,000 and $15,000 of these costs, respectively, which are reported as additional interest expense in the unaudited condensed consolidated statements of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2011, in connection with the sale of the Company’s land and building, the Note was paid in full, including a prepayment penalty of approximately $99,000, as provided for in the Note and amended by the Lender at the time of the sale of the Company’s land and building, and the mortgage was discharged (See Note 10).  The prepayment penalty and the write-off of the remaining unamortized deferred financing costs of $52,000 are included in the loss on the extinguishment of promissory note for the three months ended December 31, 2011 in the unaudited condensed consolidated statements of operations.

10.	Real Estate Liability

On December 22, 2011, the Company entered into a sale-leaseback transaction involving its land and building, which was sold for a purchase price of $2,000,000, that did not qualify for sale-leaseback accounting and, as a result, was classified as a financing transaction.  Under the financing method, the asset remains on the condensed consolidated balance sheet and the proceeds received by the Company from this transactions is recorded as a financing liability.  Payments under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.  The following table summarizes the sale-leaseback financing transaction:

Gross proceeds from sale of land and building	$2,000,000
Less:
Repayment of promissory note	(800,000)
Prepayment interest penalties	(91,000)
Prepayment exit fee	(8,000)
Transaction costs	(102,000)
Net proceeds from saleof land and building	$999,000

In connection with the sale-leaseback transaction, the Company was required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments.

The lease has a 15-year term and the future minimum lease payments as of December 31, 2011 are as follows:

Fiscal Years Ending March 31,
2012	$70,000
2013	280,000
2014	294,000
2015	335,000
2016	335,000
Thereafter	4,207,000
$5,521,000

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity

Warrants

At December 31, 2011 and March 31, 2011, there were warrants to purchase 219,298 shares of common stock outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.

Employee Stock Purchase Plan

During the nine months ended December 31, 2011, the Company issued 107,175 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $8,000.  The Company also recorded stock-based compensation of $1,000 during the nine months ended December 31, 2011 to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on settlement date.  During the nine months ended December 31, 2010, the Company issued 33,852 shares of its common stock to its employees pursuant to the terms of the ESP Plan and received cash proceeds of approximately $8,000.  The Company also recorded stock-based compensation of $1,000 during the nine months ended December 31, 2010.  The Company issued no stock pursuant to the ESP Plan during the three months ended December 31, 2011 and 2010, accordingly, no stock-based compensation with respect to the ESP Plan was recorded in either of the three month periods.

12.	Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A valuation allowance has been recorded to offset the deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of December 31, 2011 and March 31, 2011.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  As of December 31, 2011 and March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

13.	Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Concentrations of Credit Risk and Major Customers

For the three and nine months ended December 31, 2011, four (4) and three (3) customers, respectively, represented 75% and 67%, respectively, of the Company’s total revenues.  For the three and nine months ended December 31, 2010, three (3) customers, respectively, represented 59% and 64%, respectively, of the Company’s total revenues.

As of December 31, 2011, the Company had accounts receivable-trade, net, of $101,000, or 63%, due from two (2) customers.  As of March 31, 2011, the Company had accounts receivable-trade, net, of $44,000, or 64%, due from three (3) customers.

As of December 31, 2011, the Company had $165,000 due from four (4) customers related to receivables on royalties, license and annual usage fees.  As of March 31, 2011, the Company had $84,000 due from two (2) customer related to receivables on royalties, license and annual usage fees.  These amounts are classified as accounts receivable-other in the accompanying unaudited condensed consolidated balance sheets.

Because of the concentration of the Company’s credit risk and customers, the Company’s results are susceptible to significant fluctuation from period-to-period, and we caution investors that past results may not be indicative of future performance.

15.	Cornova

The Company partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company, which is developing medical devices for cardiovascular applications.  As a result of several dilutive financings by CorNova, the Company’s ownership interest decreased, accordingly, the Company began using the cost method of accounting during fiscal 2009.  As of December 31, 2011, the Company’s ownership interest in CorNova was less than 1.5%.  The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.  There is no value assigned to the Company’s investment in CorNova at December 31, 2011 and March 31, 2011.

16.	Subsequent Events

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

We also manufacture specialty hydrophilic polyurethanes that are primarily sold to customers as part of exclusive arrangements.  Specifically, one customer is supplied tailored, patented hydrophilic polyurethanes in exchange for a multi-year, royalty-bearing exclusive supply contract from which we generate royalty income.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note C to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements.  Other than adopting the provisions of Accounting Standards Update (“ASU”) 2009-13, “Multi-Deliverable Revenue Arrangements,” and ASU 2010-17, “Milestone Method of Revenue Recognition,” there has been no change to our critical accounting policies during the nine months ended December 31, 2011.

Results of Operations

Three Months Ended December 31, 2011 vs. December 31, 2010

Revenues

Total revenues for the three months ended December 31, 2011 were $356,000 as compared with $427,000 for the comparable prior year period, a decrease of $71,000, or 16.6%.

Product sales of our biomaterials for the three months ended December 31, 2011 were $179,000 as compared with $264,000 for the comparable prior year period, a decrease of $85,000, or 32.2%.  During the three months ended December 31, 2010, we realized an increase in demand for polymer products from two (2) of our major customers.  During the three months ended December 31, 2011, we did not realize this same level of demand from these two (2) customers.  Management anticipates a return to increased levels of orders during fiscal 2012 and beyond from these two customers, however, there can be no assurance that such increases in the level of orders will occur.  Certain new customers provided incremental sales during the three months ended December 31, 2011 which has had the effect of offsetting the decrease in sales from the two (2) customers previously discussed above.

License, royalty and development fees for the three months ended December 31, 2011 were $177,000 as compared with $163,000 for the comparable prior year period, an increase of $14,000 or 8.6%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The increase in license, royalty and development fees during the three months ended December 31, 2011 is primarily a result of the recognition of (i) minimum product purchase requirements during calendar year 2011 by one customer pursuant to a supply agreement, and (ii) minimum royalty requirements during calendar year 2011 by a second customer pursuant to the minimum royalty provision of a supply agreement.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2011 was $152,000, or 42.7% of total revenues, compared with $79,000, or 18.5% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the (i) increase in license fees and royalties, (ii) positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and (iii) efficiencies in our manufacturing processes.  The restructuring activities had the effect of lowering our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production and quality control management positions considered as non-essential and reduction of outside consultants.

Gross profit on product sales for the three months ended December 31, 2011 was a loss of ($25,000), or (14.0%) of product sales, compared with a loss of ($84,000), or (31.8%) of product sales, for the comparable prior year period.  The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to the continued improvement in our manufacturing cost structure and efficiencies in our manufacturing process during the three months ended December 31, 2011.  Management believes that future growth in product sales should benefit our gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs and processes.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2011 were $147,000 as compared with $215,000 for the comparable prior year period, a decrease of $68,000 or 31.6%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased use of outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 were $469,000 as compared with $667,000 for the comparable prior year period, a decrease of $198,000 or 29.7%.  The decrease is primarily due to lower stock-based compensation charges, elimination of strategic consultants, reduction in legal fees, elimination of non-essential trade shows and advertising programs, and continued cost containment efforts.

Interest and Other Expenses

Interest and other expenses for the three months ended December 31, 2011 were $187,000 as compared to $0 for the comparable prior year period.  Interest expense of $36,000 is primarily composed of interest incurred on the $800,000 promissory note issued in July 2011, and the amortization of related deferred finance costs.  Loss on extinguishment of promissory note of $151,000 is composed of the write-off of remaining deferred finance costs and the prepayment penalties incurred as a result of the early extinguishment of the promissory note.

Nine Months Ended December 31, 2011 vs. December 31, 2010

Revenues

Total revenues for the nine months ended December 31, 2011 were $1,519,000 as compared with $1,421,000 for the comparable prior year period, an increase of $98,000, or 6.9%.

Product sales of our biomaterials for the nine months ended December 31, 2011 were $694,000 as compared with $1,027,000 for the comparable prior year period, a decrease of $333,000, or 32.4%.  During the nine months ended December 31, 2010, we realized an increase in demand for polymer products from two (2) of our major customers.  During the nine months ended December 31, 2011, we did not realize this same level of demand from these two (2) customers.  Management anticipates a return to increased levels of orders during fiscal 2012 and beyond from these two customers, however, there can be no assurance that such increases in the level of orders will occur.  Certain new customers provided incremental sales during the nine months ended December 31, 2011 which has had the effect of offsetting the decrease in sales from the two (2) customers previously discussed above.

License, royalty and development fees for the nine months ended December 31, 2011 were $825,000 as compared with $394,000 for the comparable prior year period, an increase of $431,000 or 109.4%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The increase in license, royalty and development fees during the nine months ended December 31, 2011 is primarily a result of the recognition of revenue on a non-exclusive license agreement and consulting agreement (collectively, the “Agreements”) entered into with a major international developer and manufacturer of medical devices in June 2011.  We also recognized additional fee revenues resulting from (i) the excess of minimum product purchase requirements over the actual amount of product purchased during calendar year 2011 by one customer pursuant to a supply agreement, and (ii) the excess of minimum royalties over the actual amount of royalties received during calendar year 2011 by a second customer pursuant to the minimum royalty provision of a supply agreement.

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2011 was $941,000, or 62.0% of total revenues, compared with $351,000, or 24.7% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the (i) increase in licensing fees, (ii) positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and (iii) efficiencies in our manufacturing processes.  The restructuring activities had the effect of lowering our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production and quality control management positions considered as non-essential and reduction of outside consultants.

Gross profit on product sales for the nine months ended December 31, 2011 was $116,000, or 16.7% of product sales, compared with a loss of ($43,000), or (4.2%) of product sales, for the comparable prior year period.  The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improvement in our manufacturing cost structure and efficiencies in our manufacturing processes during the nine months ended December 31, 2011.  Management believes that future growth in product sales should benefit gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs and processes.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2011 were $455,000 as compared with $550,000 for the comparable prior year period, a decrease of $95,000 or 17.3%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased of use outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2011 were $1,422,000 as compared with $1,956,000 for the comparable prior year period, a decrease of $534,000 or 27.3%.  The decrease is primarily due to elimination of non-essential sales and administrative staff positions, lower stock-based compensation charges, elimination of strategic consultants, reduction in legal fees, elimination of non-essential trade shows and advertising programs, and continued cost containment efforts.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of June 30, 2011.  Accordingly, we recorded an impairment charge of $15,000 for the three months ended June 30, 2011.  No impairment charges were recorded during the six months ended December 31, 2011.

Interest and Other Expenses

Interest and other expenses for the nine months ended December 31, 2011 were $224,000 as compared to $0 for the comparable prior year period.  Interest expense of $73,000 is primarily composed of interest incurred on the $800,000 promissory note issued in July 2011, and the amortization of related deferred finance costs.  Loss on extinguishment of promissory note of $151,000 is composed of the write-off of remaining deferred finance costs and the prepayment penalties incurred as a result of the early extinguishment of the promissory note.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $860,000, an increase of $383,000 when compared with a balance of $477,000 as of March 31, 2011.

During the nine months ended December 31, 2011, we had net cash outflows of $1,357,000 from operating activities as compared with net cash outflows of $1,701,000 for the comparable prior year period.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees.  The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements.  Net cash flows used in operating activities decreased by approximately $245,000, as compared to the comparable prior year period, primarily due to (i) the receipt of $400,000 in connection with a non-exclusive license agreement and consulting services agreement entered into with a major international developer and manufacturer of medical devices; improvements in gross profits due to the positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and efficiencies in the manufacturing processes; and (iii) cost containment measures including the elimination of certain outside consultants and non-essential administrative positions.

During the nine months ended December 31, 2011, we had no net cash flows from investing activities as compared to net cash outflows of $2,000 from investing activities for the comparable prior year period, which represented the purchase of a fixed asset.

During the nine months ended December 31, 2011, we had net cash inflows of $1,740,000 from financing activities.  The increase in cash flows from financing activities is primarily due to the sale of our land and building, which was sold for $2,000,000, less approximately $102,000 of transaction costs, and was accounted for as a sale-leaseback financing transaction.  During the three months ended September 30, 2011, we issued a Commercial Real Estate Promissory Note in the principal amount of $800,000, net of financing costs of $67,000 (the “Note”).  The Note was secured by our land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the lender.  The principal amount of the Note was repaid in connection with the December 22, 2011 sale-leaseback financing transaction, and the mortgage was discharged.  During the nine months ended December 31, 2011, we also issued 107,175 shares of our common stock pursuant to our employee stock purchase plan, for which we received approximately $8,000.  During the nine months ended December 31, 2010 we had net cash inflows of $8,000 from financing activities in connection with the issuance of 33,852 shares of our common stock pursuant to our employee stock purchase plan.

On December 22, 2011, we entered into a sale-leaseback transaction involving our land and building, which was sold for a purchase price of $2,000,000.  The transaction did not qualify for sale-leaseback accounting and, as a result, was classified as a financing transaction.  Under the financing method, the asset remains on the condensed consolidated balance sheet and the proceeds received by us from this transaction are recorded as a financing liability.  Payments under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.  The following table summarizes the sale-leaseback financing transaction:

Fiscal Years Ending March 31,
2012	$70,000
2013	280,000
2014	294,000
2015	335,000
2016	335,000
Thereafter	4,207,000
$5,521,000

In connection with the sale-leaseback transaction, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payment.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  During the nine months ended December 31, 2011, we incurred a net loss of $1,175,000 and used cash from operating activities of $1,357,000.  During the fiscal year ended March 31, 2011, we incurred a net loss of $3,185,000 and used cash from operating activities of $2,592,000.  We anticipate incurring losses at least through fiscal 2012 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of December 31, 2011, we had an accumulated deficit of $35,733,000 and cash and cash equivalents of $860,000.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  Management believes that as of December 31, 2011, our cash position and cash flows from our fiscal 2012 operations will be sufficient to fund our working capital and research and development activities through at least the end of the fiscal year ending March 31, 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1
Real Estate Purchase and Sale Contract by and between AdvanSource Biomaterials Corporation and Chris Berardi dated as of December 22, 2011 (filed as Exhibit 10.35 to Current Report on Form 8-K filed on December 29, 2011 and incorporated herein by reference).

10.2
Lease Agreement by and between AdvanSource Biomaterials Corporation and 229 Andover Street, LLC dated as of December 22, 2011 (filed as Exhibit 10.36 to Current Report on Form 8-K filed on December 29, 2011 and incorporated herein by reference).

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

AdvanSource Biomaterials Corporation

By:  /s/ Michael F. Adams
Michael F. Adams
President & Chief Executive Officer
(Principal Executive Officer)

By:  /s/ David Volpe
David Volpe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  February 14, 2012