Form 10-K
period 2012-03-31
AdvanSource Biomaterials Corp
filed 2012-07-11
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                      Yes ❑  No ☒

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❑  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

❑  Large Accelerated Filer

❑  Accelerated Filer

❑  Non-accelerated Filer

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ❑  No ☒

As of June 15, 2012, 21,490,621 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $1,272,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

PART I

Item 1.

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

Our leading edge technology, notably products such as ChronoFlex®, ChronoSilTM, HydroMed™, and HydroThane™, has been developed to overcome a wide range of design and functional challenges, from the need for dimensional stability, ease of manufacturability and demanding physical properties to overcoming environmental stress cracking and providing heightened lubricity for ease of insertion.  Our polymer product lines are compliant with measures applying to the processing of certain animal waste to protect against transmissible spongiform encephalopathies as set forth in European Council Decision 1999/534/EC.  Our new product extensions allow us to customize our proprietary polymers for specific customer applications in a wide range of device categories.

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

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a less than 1.5% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

At our 2007 Annual Meeting, our stockholders approved our reincorporation from Massachusetts to Delaware.  Our Articles of Charter Surrender in Massachusetts and Certificate of Incorporation and Certificate of Conversion in Delaware were effective as of October 26, 2007.  We changed our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation, effective October 15, 2008, and filed our Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

Business Strategy

Our vision is to be a world-class, technology company focused on customer-driven solutions in the medical device industry.  Our unique materials science strengths are marketed to our existing customer base and to a broader range of medical device developers.  We believe there exists a major void in the marketplace that could be filled with our strong materials science capabilities to maximize the early development phase of devices that utilize polymers.

In fiscal 2008, we expanded our development laboratory at our Massachusetts facility and launched a concept center.  The expansion of our development laboratory is one element of our plan to combine our core polymer technology with new product applications and expand customer access to our capabilities.

Technology

Our unique materials science strengths are embodied in our family of proprietary polymers.  We manufacture and sell our custom polymers under the trade names ChronoFilm, ChronoFlex, ChronoThane, ChronoPrene, ChronoSil, HydroThane, and PolyBlend.  The ChronoFlex family of polymers is marketed to an expanding customer base.  Our goal is to fulfill the market’s need for advanced materials science capabilities, thereby enabling customers to improve devices that utilize polymers.  Our chemists continue to develop the ChronoFlex family of medical-grade polymers.  Conventional polymers are susceptible to degradation resulting in catastrophic failure of long-term implantable devices such as pacemaker leads.  ChronoFlex and ChronoThane polymers are designed to overcome such degradation and reduce the incidents of infections associated with invasive devices.

Key characteristics of our polymers include i) optional use as lubricious coatings for smooth insertion of a device into the body and ii) mechanical properties, such as hardness and elasticity sufficient to meet engineering requirements.  We believe our technology has wide application in increasing biocompatibility, drug delivery, and expanding the utility of complex devices in the hospital and clinical environment.

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

Intellectual Property

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

Manufacturing and Service Operations

We manufacture polymers at our leased facility in Wilmington, Massachusetts.

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2012 and 2011, we generated revenues from license, royalty and development fees of $941,000 and $487,000, respectively.

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

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility.  Our Senior Vice President of Commercial Operations has primary responsibilities in our sales, marketing and business development efforts.  Our domestic sales distribution includes two independent sales engineers responsible for our regional sales efforts in the Eastern and Western U.S.  Our international sales distribution includes an independent distributor based in China.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2012, the Company had accounts receivable-trade of $145,000, or 97%, due from three customers.  As of March 31, 2011, the Company had accounts receivable-trade of $44,000, or 64%, due from three customers.

As of March 31, 2012, we had $142,000 due from four customers related to receivables on license fees and royalties.  As of March 31, 2011, we had $84,000 due from two customer related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in the Company’s consolidated balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a less than 1.5% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

Revenues

Our revenues were $1,866,000 and $1,666,000 for the years ended March 31, 2012 and 2011, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2012 and 2011 were $605,000 and $734,000, respectively, and consisted primarily of salaries and related costs (74% and 58% of research and development expenses in fiscal 2012 and 2011, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $164,000 at March 31, 2012.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2012, we had 15 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) six in production, (ii) three in research and development, (iii) three in sales and marketing, and (iv) three in administration.

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

Our revenues were $1,866,000 and $1,666,000 for the years ended March 31, 2012 and 2011, respectively.  We had net losses of $1,812,000 and $3,185,000 for the years ended March 31, 2012 and 2011, respectively.  There is a risk that we will never be profitable.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

•

demonstrate through pre-clinical and clinical trials that their medical devices are safe and effective; and

•

establish a viable good manufacturing practice capable of potential scale up.

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

A significant portion of our product sales and royalty, license and development fees come from two large customers, and any loss, cancellation or delay in sales to these customers could harm our operating results.

A limited number of customers have, historically, accounted for a significant portion of our revenues.  For the fiscal year ended March 31, 2012, two customers represented 30% and 24% of revenues, respectively.  For the fiscal year ended March 31, 2011, two customer represented 41% and 15%, respectively, of our revenues.  Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from our existing significant customers.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.  Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.  In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

If we fail to implement new or improved internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to comply with the requirements of Section 404 in a timely manner.  This could result in investors losing confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  Although management has concluded that our internal control over financial reporting was effective as of March 31, 2012, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2012.

Compliance With Regulations Governing Public Company Corporate Governance and Reporting is Complex and Expensive.

Many laws and regulations impose obligations on public companies, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  Examples include the Sarbanes-Oxley Act of 2002, The Dodd-Frank Wall Street Reform and Consumer Protection Act, and the SEC’'s requirements for public companies to provide financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL.  Our implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs.  We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the ultimate amount of additional costs we may incur or the timing of such costs.  These laws and regulations are also subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  Although we are committed to maintaining high standards of corporate governance and public disclosure, if we fail to comply with any of these requirements, legal proceedings may be initiated against us and we may be harmed.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and vendors, including personally identifiable information of our customers and employees, in our data centers and on our networks.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.01 to $0.14.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2012, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding.  As of March 31, 2012, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010.  The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2012, we had outstanding stock options and warrants to purchase 2,349,417 shares of our common stock, the exercise price of which range between $0.26 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.  No stock options or warrants were exercised during the fiscal year ended March 31, 2012.

The exercise of the outstanding stock options and warrants will reduce the percentage of common stock held by our current stockholders.  Further, the terms on which we could obtain additional capital during the life of the stock options and warrants may be adversely affected, and it should be expected that the holders of the stock options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such stock options and warrants.  As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.  In addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board, of which 500,000 preferred shares were previously issued, but none are currently outstanding.  While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate headquarters, polymer development and manufacturing operations, are located in an approximate 25,966 square foot building, which we lease at 229 Andover Street, Wilmington, MA.

Item 3.

Legal Proceedings

We are not a party to any legal proceedings other than ordinary routine litigation incidental to our business which we believe will not have a material affect on our financial position or results of operations.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 24, 2010, the NYSE Amex suspended trading in our common stock and filed Form 25 on December 6, 2010 notifying the Securities and Exchange Commission of their decision to delist us.  On November 24, 2010, our common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the NYSE Amex through November 24, 2010 and as reported on the OTCQB tier of The OTC Markets from November 25, 2010 through March 31, 2012:

	Fiscal Year 2012
	High	Low
4th Quarter	$ 0.06	$ 0.02
3rd Quarter	0.08	0.01
2nd Quarter	0.13	0.03
1st Quarter	0.14	0.06

	Fiscal Year 2011
	High	Low
4th Quarter	$ 0.13	$ 0.05
3rd Quarter	0.30	0.06
2nd Quarter	0.42	0.16
1st Quarter	0.44	0.26

As of June 15, 2012, there were approximately 366 stockholders of record.  The last sale price as quoted by the OTCQB tier of The OTC Markets on June 15, 2012, was $0.015 per share.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2012 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,130,119	(1)	$ 1.03	1,943,439
	2,130,119			1,943,439

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan).  We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the fiscal years ended March 31, 2012 and 2011.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Selected Financial Data

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

Fiscal Year

Our fiscal year ends on March 31.  Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31.  For example, references to “fiscal 2012” or our “2012 fiscal year” refer to the fiscal year ended March 31, 2012.

Critical Accounting Policies

Our significant accounting policies are summarized in Note B to our consolidated financial statements.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

•

Revenue Recognition.  We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  We also receive license, royalty and development fees, pursuant to agreements with its customers, for the use of its proprietary polymer biomaterials.  The terms of the various license, royalty and development agreements may contain multiple deliverables which may include (i) licenses to use our polymer biomaterials in the customer’s end-product medical device, (ii) research and development activities, (iii) services and/or (iv) the manufacturing of polymer biomaterials.  Payments to us under these agreements may include non-refundable license fees, payments for research and development activities, payments for the manufacture of polymer materials, payments based upon the achievement of certain milestones, payments for the use of our polymer biomaterials in the customer’s end-product, and/or royalties earned on the sale of the customer’s end-product.

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2011 and determined that impairment for a single group of production equipment exists, accordingly, we recorded an impairment charge of $16,000 and $103,000 for the fiscal years ended March 31, 2012 and 2011, respectively.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2012, there was approximately $40,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of 1.17 years.

Results of Operations

Fiscal Year Ended March 31, 2012 vs. March 31, 2011

Revenues

Total revenues for the fiscal year ended March 31, 2012 were $1,866,000 as compared with $1,666,000 for the comparable prior year period, an increase of $200,000, or 12.0%.

Product sales of our biomaterials for the fiscal year ended March 31, 2012 were $925,000 as compared with $1,179,000 for the comparable prior year period, a decrease of $254,000, or 21.5%.  During the fiscal year ended March 31, 2012, we did not realize this same level of demand from two customers that was realized during the fiscal year ended March 31, 2011.  Management anticipates a return to increased levels of orders during fiscal 2013 and beyond from these two customers, however, there can be no assurance that such increases in the level of orders will occur.  Certain new customers provided incremental sales during the fiscal year ended March 31, 2012 which has had the effect of offsetting the decrease in sales from the two customers previously discussed above.

License, royalty and development fees for the fiscal year ended March 31, 2012 were $941,000 as compared with $487,000 for the comparable prior year period, an increase of $454,000 or 93.2%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.  The increase in license, royalty and development fees during the fiscal year ended March 31, 2012 is primarily a result of the recognition of revenue on a non-exclusive license agreement and consulting agreement (collectively, the “Agreements”) entered into with a major international developer and manufacturer of medical devices in June 2011.  We also recognized additional fee revenues resulting from (i) the excess of minimum product purchase requirements over the actual amount of product purchased during calendar year 2011 by one customer pursuant to a supply agreement, and (ii) the excess of minimum royalties over the actual amount of royalties received during calendar year 2011 by a second customer pursuant to the minimum royalty provision of a supply agreement.

For the year ended March 31, 2012, two customers represented 30% and 24% of our total revenues, respectively.  For the year ended March 31, 2011, two customer represented 41% and 15%, respectively, of our total revenues.  We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2012 was $969,000, or 51.9% of total revenues, compared with $143,000, or 8.6% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the (i) increase in licensing fees, (ii) positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and (iii) efficiencies in our manufacturing processes.  The restructuring activities had the effect of lowering our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production and quality control management positions considered as non-essential and reduction of outside consultants.

Gross profit on product sales for the fiscal year ended March 31, 2012 was $28,000, or 3.0% of product sales, compared with a loss of $344,000, or 29.2% of product sales, for the comparable prior year period.  The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improvement in our manufacturing cost structure and efficiencies in our manufacturing processes during the fiscal year ended March 31, 2012.  Management believes that future growth in product sales should benefit gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs and processes.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2012 were $605,000 as compared with $734,000 for the comparable prior year period, a decrease of $129,000 or 17.6%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased use of outside laboratory testing services which was required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2012 were $1,844,000 as compared with $2,491,000 for the comparable prior year period, a decrease of $647,000 or 26.0%.  The decrease is primarily due to elimination of non-essential sales and administrative staff positions, lower stock-based compensation charges, elimination of strategic consultants, reduction in legal fees, elimination of non-essential trade shows and advertising programs, and continued cost containment efforts.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of March 31, 2012 and 2011.  Accordingly, we recorded an impairment charge of $16,000 and $103,000 for the fiscal years ended March 31, 2012 and 2011, respectively.

Interest and Other Expenses

Interest and other expenses for the fiscal year ended March 31, 2012 were $316,000 as compared to $0 for the comparable prior year period.  Interest expense of $166,000 is primarily composed of interest incurred on the $800,000 promissory note issued in July 2011, the amortization of related deferred financing costs, and interest incurred on the long-term financing obligation.  Loss on extinguishment of promissory note of $151,000 is composed of the write-off of remaining deferred financing costs and the prepayment penalties incurred as a result of the early extinguishment of the promissory note.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2012 and 2011.

As of March 31, 2012, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $25,255,000, expiring between 2013 and 2032, and $11,597,000, expiring between 2013 and 2017, respectively.  As of March 31, 2012, we had a capital loss carry forward available to offset future taxable income of approximately $9,066,000, expiring between 2015 and 2016.  As of March 31, 2012, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $119,000, expiring between 2013 and 2032, and $211,000, expiring between 2013 and 2017, respectively.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $484,000, an increase of $7,000 when compared with a balance of $477,000 as of March 31, 2011.

During the fiscal year ended March 31, 2012, we had net cash outflows of $1,752,000 from operating activities as compared with net cash outflows of $2,592,000 for the comparable prior year period.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees.  The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements.  Net cash flows used in operating activities decreased by approximately $840,000, as compared to the comparable prior year period, primarily due to (i) the receipt of $400,000 in connection with a non-exclusive license agreement and consulting services agreement entered into with a major international developer and manufacturer of medical devices; improvements in gross profits due to the positive effect of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and efficiencies in the manufacturing processes; and (iii) cost containment measures including the elimination of certain outside consultants and non-essential administrative positions.

During the fiscal year ended March 31, 2012, we had no net cash flows from investing activities as compared to net cash outflows of $2,000 from investing activities for the comparable prior year period, which represented the purchase of a fixed asset.

During the fiscal year ended March 31, 2012, we had net cash inflows of $1,759,000 from financing activities as compared to $16,000 for the comparable prior year period.  The increase in cash flows from financing activities is primarily due to the sale of our land and building for $2,000,000, less approximately $102,000 of transaction costs, and was accounted for as a financing transaction.  During the three months ended September 30, 2011, we issued a Commercial Real Estate Promissory Note in the principal amount of $800,000, net of financing costs of $67,000 (the “Note”).  The Note was secured by our land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the lender.  The principal amount of the Note was repaid in connection with the December 22, 2011 financing transaction, including a $99,000 prepayment penalty, and the mortgage was discharged.

There were no options or warrants exercised during the fiscal years ended March 31, 2012 and 2011.  During the fiscal year ended March 31, 2012, we issued 140,566 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $7,000.  During the fiscal year ended March 31, 2011, we issued 148,361 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $16,000.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  During the fiscal year ended March 31, 2012, we incurred a net loss of $1,812,000 and used cash from operating activities of $1,752,000.  During the fiscal year ended March 31, 2011, we incurred a net loss of $3,185,000 and used cash from operating activities of $2,592,000.  We anticipate incurring losses at least through fiscal 2013 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of March 31, 2012, we had an accumulated deficit of $36,370,000 and cash and cash equivalents amounted to $484,000.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  The initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $146,000 as of March 31, 2012.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.  The following table summarizes the financing transaction:

Gross proceeds from sale of land and building	$ 2,000,000
Less:
Repayment of promissory note	(800,000)
Prepayment penalty on promissory note	(99,000)
Transaction costs	(102,000)
Net proceeds from saleof land and building	$ 999,000

In connection with the financing transaction, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payment.  As of March 31, 2012, the balance of the prepaid lease payment was $210,000 and is included in prepaid expenses and other current assets of the consolidated balance sheet.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  We believe that as of March 31, 2012 our cash position and cash flows from our fiscal 2013 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 29, 2012, AdvanSource Biomaterials Corporation (the “Company”), based on the decision of the Audit Committee of its Board of Directors, dismissed McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent registered public accounting firm and recommended, and approved, the engagement of Moody, Famiglietti & Andronico, LLP (“MFA”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2012.

McGladrey’s report on the Company’s consolidated financial statements for the fiscal year ended March 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended March 31, 2011 and through the date of dismissal, there were no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such fiscal year; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided McGladrey with a copy of the disclosures in the preceding two paragraphs and requested in writing that McGladrey furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.  McGladrey provided a letter, dated April 4, 2012 stating its agreement with such statements, which was included as an exhibit in the Company’s Form 8-K dated April 4, 2012.

During the fiscal years ended March 31, 2010 and 2011 and through the date of the Audit Committee’s decision, the Company did not consult MFA with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.

Controls and Procedures

The certificates of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Consolidated Financial Statements: For a list of consolidated financial statements which are filed as part of this Form 10-K, See Item 8, page 28.

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

10.35

Real Estate Purchase and Sale Contract by and between the Company and Chris Berardi dated as of December 22, 2011 (Filed as exhibit 10.35 to the Company’s Current Report on Form 8-K, filed on December 29, 2011, and incorporated herein by reference).

10.36

Lease Agreement by and between the Company and 229 Andover Street, LLC dated as of December 22, 2011 (Filed as exhibit 10.36 to the Company’s Current Report on Form 8-K, filed on December 29, 2011, and incorporated herein by reference).

21**	Subsidiaries of the Company
23.1**	Consent of Moody, Famiglietti & Andronico, LLP, Independent Registered Public Accounting Firm
23.2**	Consent of McGladrey LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheet of AdvanSource Biomaterials Corporation and Subsidiary (the “Company”) as of March 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation and Subsidiary as of March 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, Massachusetts
July 11, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AdvanSource Biomaterials Corporation:

We have audited the accompanying consolidated balance sheet of AdvanSource Biomaterials Corporation as of March 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AdvanSource Biomaterials Corporation as of March 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

July 14, 2011

AdvanSource Biomaterials Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2012	2011
ASSETS
Current assets:
Cash	$ 484	$ 477
Accounts receivable-trade, net of allowance of $5 as of March 31, 2012 and 2011	149	69
Accounts receivable-other	142	84
Inventories, net	351	400
Prepaid expenses and other current assets	240	67
Total current assets	1,366	1,097
Property, plant and equipment, net	2,487	2,700
Deferred financing costs, net	100	-
Total assets	$3,953	$3,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84	$192
Accrued expenses	214	203
Deferred revenue	33	41
Total current liabilities	331	436
Long-term liabilities:
Long-term financing obligation	1,986	-
Accrued interest on financing obligation	35	-
Total long-term liabilities	2,021	-
	2,352	436
Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of March 31, 2012 and 2011	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 and 21,426,747 shares issued; and 21,490,621 and 21,350,055 shares outstanding as of March 31, 2012 and 2011, respectively	21	21
Additional paid-in capital	37,980	37,928
Accumulated deficit	(36,370)	(34,558)
	1,631	3,391
Less: treasury stock, 76,692 shares at cost at March 31, 2012 and 2011	(30)	(30)
Total stockholders' equity	1,601	3,361
Total liabilities and stockholders' equity	$ 3,953	$ 3,797

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2012	2011
Revenues:
Product sales	$ 925	$ 1,179
License, royalty and development fees	941	487
	1,866	1,666
Cost of sales	897	1,523
Gross profit	969	143
Operating expenses:
Research, development and regulatory	605	734
Selling, general and administrative	1,844	2,491
Impairment of long-lived assets	16	103
	2,465	3,328
Loss from operations	(1,496)	(3,185)
Interest and other expenses:
Interest expense	(165)	-
Loss on extinguishment of promissory note	(151)	-
Interest and other expenses	(316)	-
Net loss	$ (1,812)	$ (3,185)
Net loss per common share, basic and diluted	$(0.08)	$(0.15)
Shares used in computing net loss per common share, basic and diluted	21,415	21,307

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2011 and 2012
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance at March 31, 2010	21,202	$ 21	$ 37,798	$ (31,373)	$ (30)	$ 6,416
Issuance of common stock in connection with employee stock purchase plan	148	-	16	-	-	16
Stock-based compensation	-	-	114	-	-	114
Net loss	-	-	-	(3,185)	-	(3,185)
Balance at March 31, 2011	21,350	21	37,928	(34,558)	(30)	3,361
Issuance of common stock in connection with employee stock purchase plan	141	-	7	-	-	7
Stock-based compensation	-	-	45	-	-	45
Net loss	-	-	-	(1,812)	-	(1,812)
Balance at March 31, 2012	21,491	$ 21	$ 37,980	$ (36,370)	$ (30)	$ 1,601

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,812)	$ (3,185)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	197	248
Amortization of deferred financing costs	18	-
Loss on extinguishment of promissory note	151	-
Impairment of long-lived assets	16	103
Provision for inventory reserves	44	56
Stock-based compensation	45	114
Changes in assets and liabilities:
Accounts receivable-trade	(80)	48
Accounts receivable-other	(58)	21
Inventories	5	-
Prepaid expenses and other current assets	(173)	25
Accounts payable	(108)	5
Accrued expenses	11	(4)
Deferred revenue	(8)	(23)
Net cash flows used in operating activities	(1,752)	(2,592)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(2)
Net cash flows used in investing activities	-	(2)
Cash flows from financing activities:
Issuance of common stock	7	16
Proceeds from financing obligation	2,000	-
Principal repayment of financing obligation	(14)	-
Accrued interest on financing obligation	35	-
Deferred financing costs	(170)	-
Proceeds from issuance of promissory note	800	-
Repayment of promissory note	(800)	-
Prepayment penalty on promissory note	(99)	-
Net cash flows provided by financing activities	1,759	16
Net change in cash	7	(2,578)
Cash at beginning of period	477	3,055
Cash at end of period	$ 484	$ 477
Supplemental disclosure of cash flow information
Interest paid	$ 56	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

Nature of Business

AdvanSource Biomaterials Corporation (“AdvanSource” or the “Company”) develops advanced polymer materials which provide critical characteristics in the design and development of medical devices.  The Company’s biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  The Company’s business model leverages its proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

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

Fiscal Year

The Company’s fiscal year ends on March 31.  References herein to fiscal 2012 and/or fiscal 2011 refer to the fiscal years ended March 31, 2012 and/or 2011, respectively.

Liquidity and Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  During the fiscal year ended March 31, 2012, the Company incurred a net loss of $1,812,000, and used cash from operating activities of $1,752,000.  During the fiscal year ended March 31, 2011, the Company incurred a net loss of $3,185,000 and used cash from operating activities of $2,592,000.  The Company anticipates incurring losses at least through fiscal 2013 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and expand research and development activities to promote new product introductions and enhancements to existing products.  As of March 31, 2012, the Company had an accumulated deficit of $36,370,000 and cash and cash equivalents amounted to $484,000.

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

During the fourth quarter of fiscal 2011, management evaluated its human resources needs, specifically focusing on production related positions, and eliminated certain positions no longer considered necessary so as to improve production efficiencies.  During fiscal 2012, management instituted more efficient production techniques and more stringent oversight into material purchases.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note had a two-year term, bearing interest at the rate of 15% per annum.  The Note provided for the accrual of monthly interest commencing on July 7, 2011 and payable on August 31, 2011, and monthly interest payments thereafter to be paid on the last calendar day of each month.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, was due upon the maturity of the Note on July 8, 2013.  The Note was secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  Other than the security interest represented by the Note, the Company-owned facility was unencumbered by any other mortgages or other obligations.  On December 22, 2011, in connection with the sale of the Company’s land and building, the Note was paid in full, including a prepayment penalty of approximately $99,000, as provided for in the Note and amended by the Lender at the time of the sale of our land and building, and the mortgage was discharged (See Notes H and I).

B.

Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CardioTech Realty, LLC.  CardioTech Realty, LLC, which has no operating activities and was formed for purposes of holding title to the Company’s property located in Wilmington, Massachusetts, was involuntarily dissolved by the Commonwealth of Massachusetts on April 30, 2009.  On June 24, 2011, CardioTech Realty, LLC was reinstated as a corporation in good standing by the Commonwealth of Massachusetts.  On December 22, 2011, the Company sold its land and building (Notes F and I).

Use of Accounting Estimates

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

Cash

Cash includes cash on hand, is deposited at one area bank and exceeds federally insured limits.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management’s ESP is used for the Company’s licensing, royalty and development arrangements.  The Company determines that ESP for the elements of these arrangements is based on several factors, including, but not limited to, the terms of the arrangements, market conditions, historical analysis of contracts having similar elements, and the Company’s internal costs and gross margin objectives.  The determination of ESP is made through consultation with and formal approval by the Company’s management.  ESP for certain consultative services is determined based on consideration of time incurred by the Company to perform these services, consulting fees charged on a per-hour basis by the Company and by its vendors, and the Company’s pricing methodologies.

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

Upon the execution of the Agreements, the Company received an up-front payment of $150,000, and in July 2011, the Company received an additional $250,000 upon the transfer of technology and know-how related to the Licensed Polymer.  The Agreements also provide for additional payments upon the achievement of certain milestones, as previously described, each of which the Company considers substantive, and could total up to an additional $1,100,000.  The Agreements do not provide for any royalties or other fees upon the achievement of any or all of the milestones.  The Company determined that the transfer of technology and know-how of the Licensed Polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, the Company recognized $400,000 of revenue during the fiscal year ended March 31, 2012.

The adoption of this guidance resulted in an increase to revenue during the fiscal year ended March 31, 2012 of approximately $400,000 over the amount which would have been recognized under the principles used during the fiscal year ended March 31, 2011.  Prior to the adoption of this guidance, the Company would have been required to defer revenue for license, royalty or development agreements until completion of the contracts or until recognized utilizing a proportional performance method of revenue recognition, based on the terms of the various agreements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2012 and 2011 were $605,000 and $734,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has three full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place.  Advertising costs for the years ended March 31, 2012 and 2011 were $4,000 and $67,000, respectively.

Reporting Comprehensive Loss

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale and foreign currency translation adjustments.  For the years ended March 31, 2012 and 2011, comprehensive loss is equal to net loss.

Basic and Diluted Earnings(Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2012 and 2011, potentially dilutive shares of 2,349,417 and 2,843,235, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

Accounts Receivable

The Company performs various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.  As of March 31, 2012 and 2011, the Company’s allowance for doubtful accounts was $5,000.

Inventories

The Company values its inventory at the lower of our actual cost or the current estimated market value.  The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period.  Although the Company makes every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.  As of March 31, 2012 and 2011, the Company’s allowance for obsolete and excess inventory was $133,000 and $89,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost.  Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Building improvements are amortized using the straight-line method over the remaining estimated life of the building at the time the improvement is put into service.  The Company’s building is depreciated using the straight-line method over 40 years.  Land is not depreciated.  Expenditures for repairs and maintenance are charged to expense as incurred.  The Company records construction in process in the appropriate asset category and commences depreciation upon completion and commencement of use of the asset.

Deferred Financing Costs

The Company has capitalized certain costs related to the issuance of debt.  These costs are amortized to interest expense on a straight-line basis over the term of the debt.

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

Investment in CorNova

The Company’s investment in CorNova is accounted for using the cost method of accounting.  (See Note P).

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates the realizability of its long-lived assets based on reviews of results of sales of similar assets and independent appraisals.  As a result of the continued operating losses described above, the Company evaluated the recoverability of its property and equipment as of March 31, 2012 and 2011 and determined that impairment for a single group of production equipment exists.  Accordingly, the Company has recorded an impairment charge of $16,000 and $103,000 for the fiscal years ended March 31, 2012 and 2011, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option granted during the fiscal year ended March 31, 2011 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	102.47%
Risk-free interest rate	2.18%
Expected life	7.48 years
Fair value of options granted	$0.24

There were no options granted during the fiscal year ended March 31, 2012.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis in the Company’s balance sheet at March 31, 2012:

Fair Value Measurements at March 31, 2012
(in thousands)	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property, plant and equipment	$ 16	$ -	$ 16	$ -
Total assets measured at fair value	$ 6	$ -	$ 16	$ -

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis in the Company’s balance sheet at March 31, 2011:

Fair Value Measurements at March 31, 2011
(in thousands)	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property, plant and equipment	$ 23	$ -	$ 23	$ -
Total assets measured at fair value	$ 23	$ -	$ 23	$ -

Certain equipment, included in property, plant and equipment on the balance sheet, with a carrying amount of approximately $32,000 and $126,000, was written down to its fair value of approximately $16,000 and $23,000, resulting in an impairment charge of $16,000 and $103,000 for the fiscal years ended March 31, 2012 and 2011, respectively.  The equipment was valued using a market approach.  The values were determined using market prices of similar pieces of equipment.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these consolidated financial statements (See Note Q).

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04).  The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP.  ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements.  The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption of the provisions of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued an amendment to the current revenue recognition guidance which provides additional guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  The amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If an entity elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity must apply the amendments retrospectively from the beginning of the year of adoption.  Entities may also elect to adopt this amendment retrospectively for all prior periods.  The adoption of this amendment during fiscal 2011 did not have a material impact on the Company’s consolidated financial position or results of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables.  The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined.  The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model.  The guidance supersedes the prior multiple element revenue arrangement accounting rules that had been used by the Company.  This guidance was effective for the Company for the fiscal year beginning on April 1, 2011.  The adoption of this guidance did not have a material effect on its financial position or results of operations.

C.

Related Party Transactions

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the fiscal year ended March 31, 2011, the Company recognized $37,000 of expense related to services incurred under this agreement, which was recorded as selling, general and administrative expense.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A payment of approximately $37,000, representing the prorated consulting fee for the remaining nine months through December 31, 2010, was paid in April 2010.  Mr. Barretti continues as a director of the Company.

D.

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

E.

Inventories

Inventories, net are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2012	2011
Raw materials	$ 188	$ 199
Work in progress	4	12
Finished goods	159	189
Total inventories, net	$ 351	$ 400

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2012	2011
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,234	1,275
Furniture, fixtures and office equipment	285	285
	4,724	4,765
Less: accumulated depreciation	(2,237)	(2,065)
	$ 2,487	$ 2,700

Depreciation expense for the fiscal years ended March 31, 2012 and 2011 was approximately $197,000 and $248,000, respectively.

As a result of the Company’s evaluation of the recoverability of its property, plant and equipment, the Company recorded impairment of a single group of production equipment that existed during the fiscal years ended March 31, 2012 and 2011.  Accordingly, the Company recorded an impairment charge of $16,000 and $103,000, respectively.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  The initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $146,000 as of March 31, 2012.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

G.

Income Taxes

The Company adopted the accounting standard relating to uncertainty in income taxes recognized in an enterprise’s financial statements on April 1, 2007.  The accounting standard prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2008 through 2012 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2012	2011
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	-9.8%	4.8%
Non-deductible expenses	-1.0%	-1.3%
Federal R&D tax credits, net	0.8%	0.0%
Expired federal operating loss carry forward	0.0%	-0.3%
Adjustment of prior year excess tax benefit	-12.2%	0.0%
Change in valuation allowance	-11.8%	-37.2%
Effective tax rate	0.0%	0.0%

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

The following is a summary of the significant components of the Company’s deferred tax assets as of March 31, 2012 and 2011:

	March 31,
(in thousands)	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$ 8,976	$ 8,465
Capital loss carry forward	3,576	3,651
Tax credit carry forward	258	278
Inventory and receivable allowances	88	58
Accrued expenses deductible when paid	70	48
Depreciation and amortization	-	86
Deferred tax assets	12,968	12,586
Deferred Tax Liabilities:
Depreciation and amortization	(203)	-
Basis difference-intangible assets	-	-
Deferred tax liabilities	(203)	-
Net deferred tax assets	12,765	12,586
Valuation allowance	(12,765)	(12,586)
Net deferred tax assets	$ -	$ -

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of March 31, 2012 and 2011.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$ 25,255	$ 119	2013 to 2032
State	$ 11,597	$ 211	2013 to 2017
Capital loss carryforward	$ 9,066		2015 to 2016

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Approximately $1,367,000 of the above Federal net operating loss caryryforwards relate to stock compensation.  The related tax benefit of approximately $539,000 will be credited to additional paid-in capital upon realization.

H.

Promissory Note

On July 7, 2011, the Company entered into a Commercial Real Estate Promissory Note in the principal amount of $800,000 (the “Note”) with Axiom Partners, LP as the lender (the “Lender”).  The Note had a two-year term and interest at the rate of 15% per annum.  The Note provided for monthly interest payments to be paid on the last calendar day of each month commencing on August 31, 2011.  A balloon payment of the principal balance of $800,000, plus any accrued and unpaid interest, was due upon the maturity of the Note on July 8, 2013.  The Note was secured by the Company’s land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the Lender (the “Mortgage”).  The Note contained a penalty provision equal to $166,000, less the amount of interest actually paid to the Lender, in the event of an early prepayment.  During the fiscal year ended March 31, 2012, the Company paid approximately $56,000 of interest incurred on the Note.

In connection with this transaction, the Company also incurred approximately $68,000 in fees, primarily for legal and placement activities, which were recorded as deferred financing costs in the consolidated balance sheet.  Deferred financing costs were to be amortized over the 24-month term of the Note using the effective interest rate method.  During the fiscal year ended March 31, 2012, the Company amortized approximately $16,000 of these costs, which are reported as additional interest expense in the consolidated statement of operations.

On December 22, 2011, in connection with the sale of the Company’s land and building, the Note was paid in full, including a prepayment penalty of approximately $99,000, as provided for in the Note and amended by the Lender at the time of the sale of the Company’s land and building, and the mortgage was discharged (See Note I).  The prepayment penalty and the write-off of the remaining unamortized deferred financing costs of $52,000 are included in the loss on the extinguishment of promissory note for the fiscal year ended March 31, 2012 in the consolidated statement of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  Pursuant to a lease agreement, the initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments.  As of March 31, 2012, the balance of the prepaid lease payment was $210,000 and is included in prepaid expenses and other current assets of the consolidated balance sheets.  In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $146,000 as of March 31, 2012.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2012, the total financing obligation was $1,986,000.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.  The following table summarizes the financing transaction:

Gross proceeds from sale of land and building	$ 2,000,000
Less:
Repayment of promissory note	(800,000)
Prepayment penalty on promissory note	(99,000)
Transaction costs	(102,000)
Net proceeds from saleof land and building	$ 999,000

The future minimum lease payments as of March 31, 2012 are as follows:

Fiscal Years Ending March 31,
2013	$ 280,000
2014	294,000
2015	335,000
2016	335,000
2017	335,000
Thereafter	3,872,000
$ 5,451,000

J.

Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

K.

Concentration of Credit Risk and Major Customers

For the year ended March 31, 2012, two customers represented 30% and 24% of revenues, respectively.  For the year ended March 31, 2011, two customers represented 41% and 15%, respectively, of our revenues.

As of March 31, 2012, the Company had accounts receivable-trade of $145,000, or 97%, due from three customers.  As of March 31, 2011, the Company had accounts receivable-trade of $44,000, or 64%, due from three customers.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the Company had $142,000 due from four customers related to receivables on license fees and royalties.  As of March 31, 2011, the Company had $84,000 due from two customers related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in the Company’s consolidated balance sheets.

During the year ended March 31, 2012, four vendors represented, in the aggregate, $101,000, or 76%, of material purchases used in the production process.  During the year ended March 31, 2011, two vendors represented, in the aggregate, $108,000, or 62%, of material purchases used in the production process.

L.

Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding.  In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008.  Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Junior Preferred Stock.  As of March 31, 2012, there was no Junior Preferred Stock issued or outstanding.

Common Stock Options and Warrants

On March 31, 2008, the Company issued warrants to the investment bankers, who assisted in the sale of a former subsidiary, to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

There were no exercises of options or warrants by employees and consultants during the fiscal years ended March 31, 2012 and 2011.

Employee Stock Purchase Plan

During the fiscal years ended March 31, 2012 and 2011, the Company issued 140,566 and 148,361 shares of its common stock, respectively, to its employees pursuant to the terms of the Employee Stock Purchase Plan, as amended, and received cash proceeds of approximately $7,000 and $16,000, respectively.  During the fiscal years ended March 31, 2012 and 2011, the Company also recorded stock compensation of $1,000 and $2,000, respectively, to reflect the effect of the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the years ended March 31, 2012 and 2011.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

ADVANSOURCE BIOMATERIALS CORPORATION

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

M.

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

Activity under the Plans for the year ended March 31, 2012 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2011	2,623,937	$ 1.09
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(493,818)	1.35
Options outstanding as of March 31, 2012	2,130,119	1.03	6.08	$ -
Options exercisable as of March 31, 2012	1,850,119	1.14	5.77	$ -
Options vested or expected to vest as of March 31, 2012	2,130,119	1.03	6.08	$ -

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 30, 2012 of $0.03 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.  There were no stock options exercised under the Plan for the fiscal years ended March 31, 2012 and 2011.  The total fair value of stock options that vested during the fiscal years ended March 31, 2012 and 2011 was $46,000 and $138,000, respectively.

At March 31, 2012, there were no shares remaining to be granted under the 1996 Stock Option Plan and 1,943,439 shares were available for grant under the 2003 Stock Option Plan.

For the fiscal years ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense for options of approximately $44,000 and $112,000, respectively.  As of March 31, 2012, the Company has approximately $40,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of 1.17 years.

N.

Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses	Other	Write-off	Balance at end of period
Year ended March 31, 2012:
Deducted from assets accounts:
Allowance for obsolete and excess inventory	$ 89	$ 44	$ -	$ -	$ 133
Allowance for doubtful accounts	5	-	-	-	5
Total	$ 94	$ 44	$ -	$ -	$ 138

Year ended March 31, 2011:
Deducted from assets accounts:
Allowance for obsolete and excess inventory	$ 33	$ 56	$ -	$ -	$ 9
Allowance for doubtful accounts	5	-	-	-	5
Total	$ 38	$ 56	$ -	$ -	$ 94

O.

Benefit Plans and Employment Agreements of Executive Officers

The Company has the AdvanSource 401(k) Retirement Savings Plan established under Section 401(k) of the Internal Revenue Code.  All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary.  The Company made matching contributions of $8,000 and $12,000 during the fiscal years ended March 31, 2012 and 2011, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company.  Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $290,000, as amended, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company did not renew the Adams Agreement at the end of the initial term, however, the Adams agreement provides that lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  As a result, the Adams Agreement currently continues on a month-to-month basis and is subject to all of the terms and conditions of the Adams Agreement.  Either party has the right to terminate the Adams Agreement upon 30 days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two times his annual base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one year after such termination at the Company’s expense.  During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000.  There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2012 and 2011.

P.

Investment in CorNova, Inc.

The Company partnered with CorNova, Inc. (“CorNova”), a privately-held, development stage company, which is developing medical devices for cardiovascular applications.  In March 2004, the Company entered into an Exchange and Venture Agreement by and among the Company, Implant Sciences Corporation and CorNova.  During the fiscal years ended March 31, 2004 and 2005, the Company contributed, in the aggregate, 321,573 shares of its common stock, valued at approximately $825,000, which provided the Company a 30% ownership interest in the common stock of CorNova.  The Company initially used the equity method of accounting; accordingly, it recorded 30% of the net loss of CorNova in its financial statements through the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2007, the Company recorded equity in the net loss of CorNova of $279,000, and equity in comprehensive income of CorNova of $40,000 (related to unrealized holding gains on securities classified as available-for-sale), which reduced the Company’s investment in CorNova to $0.  Therefore, no additional losses were recorded from the Company’s equity ownership in CorNova since the fiscal year ended March 31, 2007.

As a result of several dilutive financings by CorNova, the Company’s ownership interest decreased, accordingly, the Company began using the cost method of accounting during fiscal 2009.  As of March 31, 2012, the Company’s ownership interest in CorNova was less than 1.5%.

The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

Q.

Subsequent Events

The Company evaluated all events or transactions that occurred after the consolidated balance sheet date through the date when the Company issued these consolidated financial statements.  During this period, the Company did not have any other material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2012	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 11, 2012	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 11, 2012	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 11, 2012	/s/ Anthony J. Armini
Anthony J. Armini Director
Dated: July 11, 2012	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 11, 2012	/s/ Mark Tauscher
Mark Tauscher Director
Dated: July 11, 2012	/s/ David Volpe
David Volpe Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)