Form 10-K/A
period 2012-03-31
AdvanSource Biomaterials Corp
filed 2012-07-27
CIK 1011060

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, originally filed on July 11, 2012.  We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we will not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2012.  We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, Amendment No. 1 restates only Part III of the original Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

AdvanSource Biomaterials Corporation (“AdvanSource”) is currently comprised of five directors.  Our directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of July 15, 2012.

Name	Age	Position
Michael F. Adams	56	Director, President & Chief Executive Officer
David Volpe	57	Chief Financial Officer
William J. O'Neill, Jr.	70	Director, Chairman of the Board
Michael L. Barretti	67	Director
Mark R. Tauscher	60	Director
Anthony J. Armini, Ph.D.	74	Director*

*

On June 20, 2012, Dr. Anthony J. Armini notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective September 30, 2012.  Dr. Armini’s resignation was not a result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Michael F. Adams

Mr. Adams has been our director since May 1999.  Mr. Adams was appointed as our President & Chief Executive Officer on August 7, 2006.  From April 1, 2006 until August 7, 2006, Mr. Adams was our Vice President of Regulatory Affairs and Business Development.  Prior to April 2006, Mr. Adams was the Vice President of PLC Systems, Inc.  Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc.  Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality Assurance of CardioTech from June 1998 to May 1999.  From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation.  Mr. Adams received a BS from the University of Massachusetts.

Our Board has concluded that Mr. Adams is an appropriate person to represent management on our Board of Directors given his position as our Chief Executive Officer, his tenure with us, which dates back to June 1998, his professional credentials, and his standing in the medical community, including expertise in regulatory and operational matters as they relate to the development, production, marketing and sales of medical devices.

David Volpe

David Volpe was appointed as our Chief Financial Officer on January 1, 2012 and was formerly our Acting Chief Financial Officer since March 3, 2009.  From April 2003 through the date of his appointment as Acting Chief Financial Officer, Mr. Volpe was the strategic and financial advisor to our Chief Executive Officer and former Chief Financial Officer.  From July 1999 through April 2003, Mr. Volpe was our Acting Chief Financial Officer.  Mr. Volpe held the position of Vice President of Strategic Development from April 2003 through December 2008 and Acting Chief Financial Officer from May 2001 through February 2003 for Implant Sciences Corporation.  From December 2005 through March 2009, Mr. Volpe served on the American Stock Exchange Listed Company Advisory Council.  From 1986 through 1991, Mr. Volpe was an Audit Manager at Price Waterhouse focusing his efforts on emerging growth, technology-based companies.  In May 2003, Mr. Volpe entered into a settlement agreement with the SEC, pursuant to a complaint filed against a registrant, including certain of its officers and directors, for whom Mr. Volpe had provided financial consulting services and was named, whereby he agreed, among certain things, to adhere to all SEC reporting rules.  In connection with this settlement, no sanctions of any manner were imposed against Mr. Volpe.  Mr. Volpe holds BS degrees in geology and accounting from the California State Universities at Northridge and Bakersfield, respectively.

William J. O’Neill, Jr.

Mr. O’Neill has been our director since May 2004 and was appointed as Chairman on August 7, 2006.  Mr. O’Neill is currently the Dean of the Frank Sawyer School of Management at Suffolk University in Boston, Massachusetts.  From 1969 through 1999, Mr. O’Neill held the positions of Executive Vice President of the Corporation, President of Corporate Business Development, and Chief Financial Officer for Polaroid Corporation.  He was also Senior Financial Analyst at Ford Motor Company.  Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute, and is currently a member of the Massachusetts Bar Association, a member of the Board of Directors of the Greater Boston Chamber of Commerce, and serves on the Board of Directors of Concord Camera and EDGAR Online, Inc.  He earned a BA at Boston College in mathematics, a MBA in finance from Wayne State University, and a JD from Suffolk University Law School.

Our Board of Directors has concluded that Mr. O’Neill is uniquely qualified to serve as a director and Chairman of our Board based on his past and current leadership and executive roles, financial skills and overall business judgment.

Michael L. Barretti

Mr. Barretti has been our director since January 1998.  Mr. Barretti is the Director of Executive Education and professor of marketing at Suffolk University in Boston.  Mr. Barretti has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996.  From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers.  From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry.  From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field.  Mr. Barretti received his BA from St. Johns University and an MBA from Suffolk University.  Mr. Barretti is retired as a United States Marine Corps officer.

Our Board of Directors has concluded that Mr. Barretti is uniquely qualified to serve as a director based on his experience and leadership roles with medical device companies; his tenure with us, which dates back to January 1998; and marketing expertise at both the corporate and academic levels.

Mark R. Tauscher

Mr. Tauscher has been our director since October 2010.  Since December 1999, Mr. Tauscher has been the President, Chief Executive Officer and director of PLC Systems Inc.  Mr. Tauscher has also served as President, Chief Executive Officer and a director of PLC Medical Systems, Inc. since January 2001.  Prior to joining PLC Systems Inc. and PLC Medical Systems, Inc., from November 1988 to December 1999, Mr. Tauscher served as Executive Vice President of Sales and Marketing at Quinton Instrument Company, a developer, manufacturer and marketer of cardiology products, medical devices and fitness equipment.  From November 1996 to November 1998, Mr. Tauscher served as Division President of Marquette Medical Systems, Medical Supplies.  From May 1994 to November 1996, Mr. Tauscher served as General Manager of Hewlett-Packard, Medical Supplies.  Mr. Tauscher earned a BS from Southern Illinois University.

Our Board of Directors has concluded that Mr. Tauscher is uniquely qualified to serve as a director based on his 30 years of medical industry experience, inside perspective of the day-to-day operations of a medical device company, and his past and current leadership and executive roles.

Anthony J. Armini, Ph.D.

Dr. Armini has been our director since August 2000.  Dr. Armini was the President, Chief Executive Officer, and Chairman of the Board of Directors of Implant Science Corporation from 1984 through 2007.  From 1972 to 1984, prior to founding Implant Sciences, Dr. Armini was Executive Vice President at Spire Corporation.  From 1967 to 1972, Dr. Armini was a Senior Scientist at McDonnell Douglas Corporation.  Dr. Armini received his Ph.D. in nuclear physics from the University of California, Los Angeles in 1967.  Dr. Armini is the author of twenty-two patents and fourteen publications in the field of implant technology.  Dr. Armini has over thirty years of experience in the development of total knee and hip implants, coronary stents, and radiation therapy implants; and fifteen years experience with ion implantation in the medical and semiconductor fields.

Our Board concluded that Dr. Armini’s education and background in nuclear physics, coupled with his experience as Founder, Chairman and Chief Executive Officer of Implant Sciences Corporation, where he applied his educational and technical experience in the development of medical devices and coatings using ion implantation technologies, provided him with a unique background and skill set that qualify him to serve on our Board.  Also, Dr. Armini’s leadership role as the CEO of a public company and knowledge of related corporate governance matters made him well-suited to serve as a member of our Board.

On June 20, 2012, Dr. Anthony J. Armini notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective September 30, 2012.  Dr. Armini’s resignation was not a result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Board Leadership Structure

The Board has appointed Mr. William J. O’Neill, Jr., an independent director, to serve as the Chairman of the Board of Directors.  The Board has elected to separate the Chairman function from that of the Chief Executive Officer, who serves as our principal executive officer, due to a belief that separating these functions, and empowering an independent director to chair the Board meetings, will result in increased Board oversight of management activities.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders.  To be timely, the notice must be received within the time frame identified in our bylaws.  To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee.  These requirements are detailed in our bylaws, which were filed as Appendix D to our definitive proxy statement on Schedule 14A as filed with the SEC on August 30, 2007.  A copy of our bylaws will be provided upon written request to the Chief Financial Officer at AdvanSource Biomaterials Corporation, 229 Andover Street, Wilmington, MA 01887.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer.  The code of ethics is posted on our website at www.advbiomaterials.com.  We intend to include on our website any amendments to, or waivers from, a provision of our code of ethics that applies to our chief executive officer or chief financial officer that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2012.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that AdvanSource is managed for the long-term benefit of stockholders.  During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations.  This section describes key corporate governance guidelines and practices that we have adopted.  Complete copies of the corporate governance guidelines, committee charters and code of ethics described below are available on our website at www.advbiomaterials.com, and any amendments to any of the foregoing corporate governance documents or any waivers of our code of ethics will be posted on our website.  Alternatively, you can request a copy of any of these documents by writing to the Chief Financial Officer, AdvanSource Biomaterials Corporation, 229 Andover Street, Wilmington, MA 01887.

The Board has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve in our best interests and those of our stockholders.  These guidelines, which provide a framework for the conduct of the Board’s business, include that:

•

the principal responsibility of the directors is to oversee our management;

•

a majority of the members of the Board shall be independent directors;

•

the non-management directors meet regularly in executive session; and

•

directors have full and free access to management and, as necessary and appropriate, independent advisors.

Committees of the Board of Directors

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Board has designated from among its members Mr. William J. O’Neill, Jr. and Dr. Anthony J. Armini as the members of the Audit Committee.  The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

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

•

meeting independently with our internal accounting staff, independent auditors and management; and

•

preparing the audit committee report required by SEC rules.

The Board of Directors has determined that Mr. O’Neill is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  Mr. O’Neill also acts as the Chairman of the Audit Committee.

During the fiscal year ended March 31, 2012, the Audit Committee met four (4) times.  The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Mr. Michael L. Barretti, chairman, and Dr. Anthony J. Armini.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans.  The Board of Directors has determined that each of the members of the Compensation Committee is a “Non-Employee” director as defined in Rule 16b-3 of the Exchange Act, and an “Outside” director as defined in Section 162(m) of the Internal Revenue Code, as amended.  The Compensation Committee met one time in fiscal 2012.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Mr. Mark R. Tauscher, chairman, and Dr. Anthony J. Armini.  The Nominating/Corporate Governance Committee’s responsibilities include identifying individuals qualified to become Board members; recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and reviewing and making recommendations to the Board with respect to management succession planning.  The Nominating/Corporate Governance Committee did not meet independently during the fiscal year ended March 31, 2012.  The responsibilities of the Nominating/Corporate Governance Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2012 and 2011 by our named executive officers.

Named Executive Officers	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($) (2)		Total ($)
Michael F. Adams President & Chief Executive Officer	2012	$320,000	$-	$-		$19,000		$339,000
	2011	$320,000	$-	$61,000	(3)	$27,000	(4)	$408,000

David Volpe Chief Financial Officer	2012	$46,000	$-	$-		166,000		212,000
	2011	$-	$-	$34,000	(5)	201,000	(6)	235,000

(1)

The amount reported in this column for the named executive officers represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.

(2)

All other compensation includes, but is not limited to, premiums paid by us for medical, dental, disability and group term life insurance for the named executive officers; and consulting fees paid to Mr. Volpe prior to January 1, 2012 when he provided services to us in the capacity of acting chief financial officer on a consultative basis.

(3)

Mr. Adams received an option award exercisable into 250,000 shares of our common stock, pursuant to our 2003 Stock Option Plan, on July 1, 2010.  The July 1, 2010 option award was valued using the Black-Scholes model with the following assumptions:  volatility 100.8%; risk-free interest rate of 2.4%; expected life of 7.5 years; and expected dividend yield of 0.00%.  There were no options granted to Mr. Adams during the fiscal year ended March 31, 2012.

(4)

All other compensation of Mr. Adams is composed of approximately $5,000 and $12,000 for premiums paid by us for medical and dental insurance, $3,000 and $3,000 in premiums paid by us for disability and life insurance, and $11,000 and $12,000 for vehicle allowance and personal use of leased vehicles during the fiscal years ended March 31, 2012 and 2011, respectively.

(5)

Mr. Volpe received an option award exercisable into 150,000 shares of our common stock, pursuant to our 2003 Stock Option Plan, on October 6, 2010, which was valued using the Black-Scholes model with the following assumptions:  volatility 105.2%; risk-free interest rate of 1.8%; expected life of 7.5 years; and expected dividend yield of 0.00%.  There were no options granted to Mr. Volpe during the fiscal year ended March 31, 2012.

(6)

All other compensation of Mr. Volpe is composed of approximately $4,000 for premiums paid by us for medical and dental insurance, and $2,000 in premiums paid by us for disability and life insurance during the year ended March 31, 2012.  In addition, all other compensation includes consulting fees earned by Mr. Volpe while in his capacity as our acting chief financial officer of $160,000 and $201,000 during the fiscal years ended March 31, 2012 and 2011, respectively.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Chief Executive Officer

We entered into an employment agreement with Michael F. Adams on September 13, 2006, effective August 7, 2006 (the “Adams Agreement”).

The Adams Agreement provides for Mr. Adams to serve as our President & Chief Executive Officer.  Pursuant to the terms of the Adams Agreement, as amended on July 10, 2007, Mr. Adams’ annual base salary was initially set at $290,000, effective April 1, 2007.  The Adams Agreement provides for Mr. Adams’ salary to be reviewed annually by the Board.  Additionally, Mr. Adams may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board.  In May 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000, retroactive to April 1, 2010, and awarded a bonus of approximately $39,000 which was recorded as accrued expense as of March 31, 2010 and paid to Mr. Adams in May 2010.  There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2012 and 2011.

The term of the Adams Agreement expired on August 6, 2008.  The Company did not renew the Adams Agreement at the end of the initial term, however, the Adams agreement provides that lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  As a result, the Adams Agreement currently continues on a month-to-month basis and is subject to all of the terms and conditions of the Adams Agreement.  We and Mr. Adams each have the right to terminate the Adams Agreement at any time, with or without cause, as defined below, upon 30 days prior written notice.  In the event that we terminate the applicable Adams Agreement without cause, or Mr. Adams terminates his employment for good reason following a change in control, as defined below, or we fail to renew the Adams Agreement within two years following the occurrence of a change in control, Mr. Adams will be entitled to receive severance equal to 2.0 times his annual base salary at termination.  In such event, Mr. Adams will be bound by a non-compete covenant for one year following termination of his employment.

Employment Agreement Definitions

Good Reason.  “Good Reason” shall mean, during the nine month period following a Change in Control, (1) a good faith determination by the chief executive officer that as a result of such Change in Control he is not able to discharge his duties effectively or (2) without the chief executive officer’s express written consent, the occurrence of any of the following circumstances: (a) the assignment to the chief executive officer of any duties inconsistent (except in the nature of a promotion) with the position in the Company that he held immediately prior to the Change in Control or a substantial adverse alteration in the nature or status of his position or responsibilities or the conditions of his employment from those in effect immediately prior to the Change in Control; (b) a reduction by the Company in the Base Salary as in effect on the date of the Change in Control; (c) the Company’s requiring the chief executive officer to be based more than 25 miles from the Company’s offices at which he was principally employed immediately prior to the date of the Change in Control except for required travel on the Company’s business to an extent substantially consistent with his present business travel obligations; or (d) the failure by the Company to continue in effect any material compensation or benefit plan in which the chief executive officer participates immediately prior to the Change in Control unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the chief executive officer’s participation therein (or in such substitute or alterative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of his participation relative to other participants, than existed at the time of the Change in Control.  The chief executive officer’s continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

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

Cause.  “Cause” shall mean any of the following:

•

misconduct of the chief executive officer during the course of his employment which is materially injurious to the Company and which is brought to the attention of the chief executive officer promptly after discovery by the Company, including but not limited to, theft or embezzlement from the Company, the intentional provision of services to competitors of the Company, or improper disclosure of proprietary information, but not including any act or failure to act by the chief executive officer that he believed in good faith to be proper conduct not adverse to his duties hereunder;

•

willful disregard or neglect by the chief executive officer of his duties or of the Company’s interests that continues after being brought to the attention of the chief executive officer;

•

unavailability, except as provided for in Section 3.5 of the Employment Agreement (Disability or Death), of the chief executive officer to substantially perform the duties provided for herein;

•

conviction of a fraud or felony or any criminal offense involving dishonesty, breach of trust or moral turpitude during the chief executive officer’s employment;

•

the chief executive officer’s breach of any of the material terms of the Employment Agreement (including the failure of the chief executive officer to discharge his duties in a highly competent manner) or any other agreements executed in connection with the Employment Agreement.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by us of the Chief Executive Officer without Cause, (ii) termination for Good Reason by the Chief Executive Officer following a Change in Control, or (iii) failure by us to renew the Employment Agreement within two years following the occurrence of a Change in Control.  The estimated incremental compensation assumes the triggering event had occurred on March 31, 2012.  Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.  No other named executive officer in fiscal 2012 is entitled to receive any payments upon termination or a change of control.

Named Executive Officer	Salary ($)		COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Michael F. Adams	$640,000	(1)	$-	$1,000	$-

(1)

Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $320,000 per annum, the base salary then in effect as of March 31, 2011.

(2)

Represents estimated out-of-pocket COBRA health insurance premium expenses incurred by the Chief Executive Officer over the six month period following termination to be reimbursed by us.

(3)

Represents estimated life insurance premiums to be paid by us on behalf of the Chief Executive Officer after termination.  We shall continue in full force and effect, at our expense, the life insurance benefits provided in the Employment Agreement for a period of 12 months after termination of the Chief Executive Officer’s employment or until the Chief Executive Officer becomes employed, whichever occurs first.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information regarding outstanding stock options held by the named executive officers as of the fiscal year ended March 31, 2012.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael F. Adams President and Chief Executive Officer	27,373	-		$1.59	10/28/2012
	12,500	-		5.40	12/31/2013
	30,000	-		2.60	2/14/2015
	100,000	-		1.23	10/16/2017
	100,000	-		1.23	10/16/2017
	200,000	-		0.31	5/8/2019
	125,000	125,000	(1)	0.29	7/1/2020
	594,873	125,000

David Volpe Chief Financial Officer	112,500	37,500	(2)	0.29	8/11/2019
	75,000	75,000	(3)	0.26	10/6/2020
	187,500	112,500
	782,373	237,500

(1)

Options vested at the rate of 25% on July 1, 2010, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on July 1, 2013.

(2)

Options vested at the rate of 25% on August 11, 2009, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on August 11, 2012.

(3)

Options vested at the rate of 25% on October 6, 2010, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on October 6, 2013.

2011 Option Exercises and Stock Vested

During the year ended March 31, 2012, there were no exercises of option awards by the named executive officers.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 15, 2012, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current and acting executive officers named in the Summary Compensation Table; and (iii) all of our current and acting executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 15, 2012.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams (3)	928,447	4.3%
Michael L. Barretti (4)	219,988	1.0%
Anthony J. Armini, Ph.D. (5)	223,373	1.0%
William J. O'Neill, Jr. (6)	230,000	1.1%
David Volpe (7)	225,153	1.1%
All current and acting executive officers and directors as a group (5 persons) (8)	1,826,961	8.5%

*

Less than 1%.

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is AdvanSource Biomaterials Corporation, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)

Based on 21,490,621 outstanding shares as of July 15, 2012.

(3)

Includes 657,373 shares of common stock, which may be purchased within 60 days of July 15, 2012 upon the exercise of stock options.

(4)

Includes 219,873 shares of common stock, which may be purchased within 60 days of July 15, 2012 upon the exercise of stock options.

(5)

Includes 217,373 shares of common stock, which may be purchased within 60 days of July 15, 2012 upon the exercise of stock options.

(6)

Includes 230,000 shares of common stock, which may be purchased within 60 days of July 15, 2012 upon the exercise of stock options.

(7)

Includes 225,000 shares of common stock, which may be purchased within 60 days of July 15, 2012 upon the exercise of stock options.

(8)

See footnotes (3) through (8).

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On January 1, 2007, the Company entered into a consulting agreement with Michael L. Barretti, a member of its Board of Directors, for an annualized fee of $50,000.  During the fiscal year ended March 31, 2011 we recognized $37,000 of expense related to services incurred under this agreement.  In April 2010, the Company and Mr. Barretti mutually agreed to terminate the consulting agreement as of December 31, 2010.  A payment of approximately $37,000, representing the prorated consulting fee for the remaining nine months through December 31, 2010, was paid in April 2010.  Mr. Barretti continues as a director of the Company.

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

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of our non-management directors qualifies as “independent.”

Board Attendance

The Board met three (3) times during the year ended March 31, 2012.  Each director attended all meetings of the Board and of committees of the Board on which he served during fiscal 2012.  Our 2011 Annual Meeting was attended by all directors.  The non-management members of the Board regularly meet, without any members of management present, at each scheduled Board of Directors meeting.  The members of the Board and its committees acted by unanimous written consent four times during the year ended March 31, 2012 pursuant to Delaware law.  We do not have a formal policy regarding attendance at the Annual Meeting by directors, but we strongly encourage all directors to attend the Annual Meeting.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of July 15, 2012, is indicated in the table below.

Directors	Audit	Compensation	Nominating/Corporate Governance
William J. O'Neill, Jr.	Chair
Michael L. Barretti		Chair
Anthony J. Armini	X	X	X
Mark R. Tauscher			Chair

The Board of Directors has determined that all of the members of each committee are independent pursuant to the requirements as contemplated by Rule 10A-3 under the Exchange Act.

Directors’ Compensation

The following table sets forth the annual compensation of AdvanSource non-employee directors for fiscal 2012, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and the chair and member of Board committees, and equity awards in the form of options pursuant to the 2003 Stock Option Plan.  Employee directors do not receive any separate compensation for their service on the Board.

Name (in thousands)	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
William J. O’Neill, Jr.	$20	$-	$-	$20
Michael L. Barretti	15	-	-	15
Mark R. Tauscher	15	-	-	15
Anthony J. Armini, PhD.	16	-	-	16

(1)

The amount reported in this column for the non-employee directors represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.  There were no option awards granted to non-employee directors during fiscal 2012.

Item 14.

Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Moody, Famiglietti & Andronico, LLP, our independent registered public accounting firm; and McGladrey & Pullen, LLP, our predecessor independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2012 and 2011.

Fee Category	Years Ended March 31,
(in thousands)	2012	2011
Audit fees - Moody, Famiglietti & Andronico, LLP	$45	$-
Audit fees - McGladrey, LLP (formerly McGladrey & Pullen, LLP)	56	112
Other audit related fees	-	-
Tax fees - Romito, Tomasetti & Associates, P.C.	19	18
Total fees	$120	$130

Audit Fees.  This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Other Audit Related Fees.  This category consists of fees billed for professional services rendered for services other than those described herein as Audit Fees or Tax Fees.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)

N/A

(2)

Exhibits

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

Dated: July 27, 2012	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.