Form 10-Q
period 2012-06-30
AdvanSource Biomaterials Corp
filed 2012-08-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 12, 2012, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and March 31, 2012	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Signatures	17

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$324	$484
Accounts receivable-trade, net of allowance of $5 as of June 30, 2012 and March 31, 2012	148	149
Accounts receivable-other	86	142
Inventories, net	351	351
Prepaid expenses and other current assets	165	240
Total current assets	1,074	1,366
Property, plant and equipment, net	2,440	2,487
Deferred financing costs, net	98	100
Total assets	$3,612	$3,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102	$84
Accrued expenses	239	214
Deferred revenue	19	33
Total current liabilities	360	331
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	47	35
Total long-term liabilities	2,033	2,021
	2,393	2,352
Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of June 30, 2012 and March 31, 2012	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of June 30, 2012 and March 31, 2012, respectively	21	21
Additional paid-in capital	37,991	37,980
Accumulated deficit	(36,763)	(36,370)
	1,249	1,631
Less: treasury stock, 76,692 shares at cost	(30)	(30)
Total stockholders' equity	1,219	1,601
Total liabilities and stockholders' equity	$3,612	$3,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011
Revenues:
Product sales	$343	$194
License, royalty and development fees	122	121
	465	315
Cost of sales	181	199
Gross profit	284	116
Operating expenses:
Research, development and regulatory	131	166
Selling, general and administrative	462	497
Impairment of long-lived assets	-	15
	593	678
Loss from operations	(309)	(562)
Interest expense	(84)	-
Net loss	$(393)	$(562)
Net loss per common share, basic and diluted	$(0.02)	$(0.03)
Shares used in computing net loss per common share, basic and diluted	21,457	21,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(393)	$(562)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	47	52
Amortization of deferred financing costs	2	-
Impairment of long-lived assets	-	15
Stock-based compensation	11	11
Changes in assets and liabilities:
Accounts receivable-trade	1	(47)
Accounts receivable-other	56	(8)
Inventories	-	(20)
Prepaid expenses and other current assets	75	34
Accounts payable	18	32
Accrued expenses	25	51
Deferred revenue	(14)	136
Net cash flows used in operating activities	(172)	(306)

Cash flows from financing activities:
Accrued interest on financing obligation	12	-
Deferred financing costs	-	(9)
Net cash flows provided by (used in) financing activities	12	(9)
Net change in cash	(160)	(315)
Cash at beginning of period	484	477
Cash at end of period	$324	$162

Supplemental disclosure of cash flow information: Interest paid	$72	$-

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

The Company’s technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, which have been developed to overcome a wide range of design and functional challenges, such as the need for dimensional stability, ease of manufacture and demanding physical properties to overcoming environmental stress cracking and providing heightened lubricity for ease of insertion.  The Company’s new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

The Company’s corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

Liquidity and Capital Resources

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future.  During the three months ended June 30, 2012, the Company incurred a net loss of $393,000, and used cash from operating activities of $172,000.  The Company anticipates incurring losses at least through fiscal 2013 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and continued research and development activities to promote new product introductions and enhancements to existing products.  As of June 30, 2012, the Company had an accumulated deficit of $36,763,000 and cash of $324,000.

In June 2011, the Company entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices.  In June 2011, the Company received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, the Company received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how.  The Agreements also provide for additional payments upon the achievement of certain milestones.  As of June 30, 2011, the Initial Payment of $150,000 was deferred and revenue was recognized, along with the Subsequent Payment of $250,000, during the three months ended September 30, 2011 when the requirements for recognition of revenue were achieved.  Any future payments with respect to the Agreements will also be deferred until said requirements for recognition of revenue are met.  Since the receipt of the Initial and Subsequent Payments, there have been no additional payments or the achievement of additional milestones through June 30, 2012.

On December 22, 2011, the Company entered into an agreement with an independent third-party under which it sold and leased back its land and building generating gross proceeds of $2,000,000.  In addition, the Company entered into a 15-year lease agreement, and was required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments.  As of June 30, 2012 and March 31, 2012, the balance of the prepaid lease payment was $140,000 and $210,000, respectively, and is included in prepaid expenses and other current assets of the condensed consolidated balance sheets.  The Company provided, as collateral, a security interest in all of its furniture, fixtures, machinery, tooling and equipment.  Due to the determination of continuing involvement in the property, this sale-leaseback transaction is accounted for under the financing method.  See Note 9 for a complete discussion of this transaction.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for completed financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of those financial statements.  The results of operations and cash flows for the three months ended June 30, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our annual report on Form 10-K as of and for the year ended March 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note C to the consolidated financial statements included in Item 8 of the Company’s annual report on Form 10-K as of March 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in the Company's unaudited condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates and judgments.  In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, useful lives and valuation of property and equipment.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity under the Plans for the three months ended June 30, 2012 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2012	2,130,119	$1.03
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of June 30, 2012 (unaudited)	2,130,119	1.03	5.83	$-
Options exercisable as of June 30, 2012 (unaudited)	1,850,119	1.14	5.53	$-
Options vested or expected to vest as of June 30, 2012 (unaudited)	2,130,119	1.03	5.83	$-

The Company’s unaudited condensed consolidated statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards in the amount of $11,000 for each of the three months ended June 30, 2012 and 2011.  There was no income tax benefit related to these costs.  As of June 30, 2012, the total amount of unrecognized stock-based compensation expense was approximately $30,000 which will be recognized over a weighted average period of 1.00 years.

4.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2012 (unaudited)	March 31, 2012
Raw materials	$167	$188
Work in process	6	4
Finished goods	178	159
Total inventories, net	$351	$351

5.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2012 (unaudited)	March 31, 2012
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,234	1,234
Furniture, fixtures and office equipment	285	285
	4,724	4,724
Less: accumulated depreciation	(2,284)	(2,237)
	$2,440	$2,487

For the three months ended June 30, 2012 and 2011, depreciation expense was $47,000 and $52,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company’s evaluation of the recoverability of its property and equipment, the Company recorded an impairment for a single group of production equipment which existed as of June 30, 2011.  Accordingly, the Company recorded an impairment charge of $15,000 for the three months ended June 30, 2011.  No such impairment was recorded during the three months ended June 30, 2012.

6.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At June 30, 2012 and 2011, potentially dilutive shares of 2,349,417 and 2,640,485, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

7.

Stockholders’ Equity

Common Stock and Warrants

At June 30, 2012 and March 31, 2012, there were warrants to purchase 219,298 shares of common stock outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.

The Company issued no shares of common stock or warrants during the three months ended June 30, 2012 and 2011.

8.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of June 30, 2012 and March 31, 2012.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  As of June 30, 2012 and March 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Long-Term Financing Obligation

On December 22, 2011, the Company entered into an agreement with an independent third-party under which it sold and leased back its land and building generating gross proceeds of $2,000,000.  Pursuant to a lease agreement, the initial minimum lease term is 15 years.  At the end of the initial minimum lease term, the Company has the option to renew the lease for three periods of five years each.  Under the terms of the lease, the Company was required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments.  As of June 30, 2012 and March 31, 2012, the balance of the prepaid lease payment was $140,000 and $210,000, respectively, and is included in prepaid expenses and other current assets of the condensed consolidated balance sheets.  In addition, the Company provided, as collateral, a security interest in all of its furniture, fixtures, machinery, tooling and equipment, having a net book value of approximately $133,000 and $144,000 as of June 30, 2012 and March 31, 2012, respectively.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method.  Under the financing method, the Company included the sales proceeds received as a financing obligation.  As of June 30, 2012 and March 31, 2012, the total financing obligation was $1,986,000 and accrued interest totaled $47,000 and $35,000, respectively.  The building, building improvements and land remain on the condensed consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.

10.

Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

11.

Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2012, two customers represented 56.5% of the Company’s total revenues.  For the three months ended June 30, 2011, two customer represented 59% of the Company’s total revenues.

As of June 30, 2012, the Company had accounts receivable-trade, net of $118,000, or 79%, due from three customers.  As of March 31, 2012, the Company had accounts receivable-trade, net of $145,000, or 97%, due from three customers.

As of June 30, 2012, the Company had $80,000 due from two customers related to receivables on royalties, license and annual usage fees.  As of March 31, 2012, the Company had $142,000 due from four customer related to receivables on royalties, license and annual usage fees.  These amounts are classified as accounts receivable-other in the accompanying condensed consolidated balance sheets.

12.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these unaudited condensed consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q.  For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business.  Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and the risk factors discussed therein under Part I. Item 1A.

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

We manufacture and sell our proprietary HydroThane polymers to medical device manufacturers that are evaluating HydroThane for use in their products.  HydroThane is a thermoplastic, water-absorbing, polyurethane elastomer possessing properties which we believe make it well suited for the complex requirements of a variety of catheters.  In addition to its physical properties, we believe HydroThane exhibits an inherent degree of bacterial resistance, clot resistance and biocompatibility.  When hydrated, HydroThane has elastic properties similar to living tissue.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2012.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements.  There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2012.

Results of Operations

Three Months Ended June 30, 2012 vs. June 30, 2011

Revenues

Total revenues for the three months ended June 30, 2012 were $465,000 as compared with $315,000 for the prior year period, an increase of $150,000, or 47.6%.

Product sales of our biomaterials for the three months ended June 30, 2012 were $343,000 as compared with $194,000 for the prior year period, an increase of $149,000, or 76.8%.  The increase is due to the growth in sales from existing and new customers.

License, royalty and development fees for the three months ended June 30, 2012 were $122,000 as compared with $121,000 for the prior year period, an increase of less than 1.0%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

In June 2011, we entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices.  In June 2011, we received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how.  The Agreements also provide for additional payments upon the achievement of certain milestones.  As of June 30, 2011, the Initial Payment of $150,000 was deferred and revenue was recognized, along with the Subsequent Payment of $250,000, during the three months ended September 30, 2011 when the requirements for recognition of revenue were achieved.  Any future payments with respect to the Agreements will also be deferred until said requirements for recognition of revenue are met.  Since the receipt of the Initial and Subsequent Payments, there have been no additional payments or the achievement of additional milestones through June 30, 2012.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2012 was $284,000, or 61.1% of total revenues, compared with $116,000, or 36.8% of total revenues, for the prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the (i) positive impact of the restructuring of our manufacturing cost structure during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, and (ii) efficiencies in our manufacturing processes.  The restructuring activities had the effect of lowering our manufacturing overhead costs.  The key strategic initiatives that led to the improvements in our manufacturing overhead included the elimination of certain production and quality control management positions considered as non-essential and the reduction of outside consultants.

Gross profit on product sales for the three months ended June 30, 2012 was $162,000, or 47.2% of product sales, compared with a loss of ($5,000), or (2.6%) of product sales, for the prior year period.  The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improvement in our manufacturing cost structure and efficiencies in our manufacturing processes recognized throughout the fiscal year ended March 31, 2012 and continuing through the three months ended June 30, 2012.  Management believes that future growth in product sales should benefit gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs and processes.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2012 were $131,000 as compared with $166,000 for the prior year period, a decrease of $35,000 or 21.1%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development costs is primarily a result of decreased use of outside laboratory testing services required to evaluate a specific raw material that is expected to be used in connection with the manufacture of our finished polymer products.  We continue to maintain a relatively stable research and development budget, which management believes meets the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $462,000 as compared with $497,000 for the prior year period, a decrease of $35,000 or 7.0%.  The decrease is primarily due to reductions in legal and accounting fees.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of June 30, 2011.  Accordingly, we recorded an impairment charge of $15,000 for the three months ended June 30, 2011.  No such impairment was recorded during the three months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $324,000, a decrease of $160,000 when compared with a balance of $484,000 as of March 31, 2012.

During the three months ended June 30, 2012, we had net cash outflows of $172,000 from operating activities as compared with net cash outflows of $306,000 for the prior year period.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees.  The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements.  Net cash flows used in operating activities decreased by approximately $134,000, as compared to the prior year period, primarily due to (i) increased sales and timely collection of receivables; and ii) improvements in gross profits due to the positive effect of our cost containment efforts and increased efficiencies with respect to production.

During the three months ended June 30, 2012, we had net cash inflows of $12,000 from accrued interest on financing obligations as compared to net cash outflows of $9,000 from deferred financing costs for the prior year period.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future.  During the three months ended June 30, 2012, we incurred a net loss of $393,000 and used cash from operating activities of $172,000.  During the fiscal year ended March 31, 2012, we incurred a net loss of $1,812,000 and used cash from operating activities of $1,752,000.  We anticipate incurring losses at least through fiscal 2013 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and continued research and development activities to promote new product introductions and enhancements to existing products.  As of June 30, 2012, we had an accumulated deficit of $36,763,000 and cash of $324,000.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  We believe that as of June 30, 2012 our cash position and cash flows from our fiscal 2013 operations will be sufficient to fund our working capital and research and development activities through at least the end of the fiscal year ending March 31, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2012.

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
Michael F. Adams President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Volpe
David Volpe Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2012