Form 10-Q/A
period 2011-12-31
AdvanSource Biomaterials Corp
filed 2012-11-06
CIK 1011060

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

As of November 2, 2012, there were 21,490,621 of the registrant’s Common Stock outstanding.

EXPLANATORY PARAGRAPH

Advansource Biomaterials Corporation is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 14, 2012 (the “Original Filing”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) with detail tagging of the notes to the consolidated financial statements as required by Rule 405 of Regulation S-T. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 5, 2012