Form 10-Q
period 2012-09-30
AdvanSource Biomaterials Corp
filed 2012-11-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 12, 2012, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$136	$484
Accounts receivable-trade, net of allowance of $5 as of September 30, 2012 and March 31, 2012	137	149
Accounts receivable-other	80	142
Inventories, net	379	351
Prepaid expenses and other current assets	108	240
Total current assets	840	1,366
Property, plant and equipment, net	2,393	2,487
Deferred financing costs, net	96	100
Total assets	$3,329	$3,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$132	$84
Accrued expenses	192	214
Deferred revenue	54	33
Total current liabilities	378	331
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	60	35
Total long-term liabilities	2,046	2,021
Total liabilities	2,424	2,352
Commitments and contingencies

Stockholders' equity:
Preferred stock: $.001 par value; 5,000,000 shares authorized; 500,000 shares issued and none outstanding as of September 30, 2012 and March 31, 2012	-	-
Common stock: $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued and 21,490,621 shares outstanding as of September 30, 2012 and March 31, 2012, respectively	21	21
Additional paid-in capital	38,001	37,980
Accumulated deficit	(37,087)	(36,370)
	935	1,631
Less: treasury stock, 76,692 shares at cost	(30)	(30)
Total stockholders' equity	905	1,601
Total liabilities and stockholders' equity	$3,329	$3,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product sales	$331	$321	$674	$515
License, royalty and development fees	120	527	242	648
	451	848	916	1,163
Cost of sales	185	174	366	374
Gross profit	266	674	550	789
Operating expenses:
Research, development and regulatory	112	142	243	308
Selling, general and administrative	393	457	855	953
Impairment of long-lived assets	-	-	-	15
	505	599	1,098	1,276
Income (loss) from operations	(239)	75	(548)	(487)
Interest expense	(85)	(37)	(169)	(37)
Net income (loss)	$(324)	$38	$(717)	$(524)
Net income (loss) per common share, basic and diluted	$(0.02)	$0.00	$(0.03)	$(0.02)
Shares used in computing net income (loss) per common share, basic and diluted	21,491	21,383	21,491	21,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(717)	$(524)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	94	102
Amortization of deferred financing costs	4	8
Provision for allowance for bad debt	-	5
Impairment of long-lived assets	-	15
Stock-based compensation	21	23
Changes in assets and liabilities:
Accounts receivable-trade	12	(58)
Accounts receivable-other	62	(14)
Inventories	(28)	(83)
Prepaid expenses and other current assets	132	(6)
Accounts payable	48	(25)
Accrued expenses	(22)	(1)
Deferred revenue	21	21
Net cash flows used in operating activities	(373)	(537)

Cash flows from financing activities:
Issuance of common stock	-	8
Accrued interest on financing obligation	25	-
Debt issuance costs	-	(67)
Proceeds from issuance of promissory note	-	800
Net cash flows provided by financing activities	25	741
Net change in cash	(348)	204
Cash at beginning of period	484	477
Cash at end of period	$136	$681

Supplemental disclosure of cash flow information: Interest paid	$144	$29

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

2.

Liquidity and Capital Resources

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced negative operating margins and negative cash flows from operations and expects to continue to incur net losses in the foreseeable future. During the six months ended September 30, 2012, the Company incurred a net loss of $717,000, and used cash from operating activities of $373,000. The Company anticipates incurring losses at least through fiscal 2013 as it continues its efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and continues research and development activities to promote new product introductions and enhancements to existing products. As of September 30, 2012, the Company had an accumulated deficit of $37,087,000 and cash of $136,000.

In June 2011, the Company entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices and received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements. In July 2011, the Company received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how. The Agreements also provide for additional payments upon the achievement of certain milestones. As of June 30, 2011, the Initial Payment of $150,000 was deferred and revenue was recognized, along with the Subsequent Payment of $250,000, during the three months ended September 30, 2011 when the requirements for recognition of revenue were achieved. Any future payments with respect to the Agreements will also be deferred until the requirements for recognition of revenue are met. Since the receipt of the Initial and Subsequent Payments, there have been no additional payments or the achievement of additional milestones through September 30, 2012.

On December 22, 2011, the Company entered into an agreement with an independent third-party under which it sold and leased back its land and building generating gross proceeds of $2,000,000. In addition, the Company entered into a 15-year lease agreement, and was required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of September 30, 2012 and March 31, 2012, the balance of the prepaid lease payment was $70,000 and $210,000, respectively, and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company provided, as collateral, a security interest in all of its furniture, fixtures, machinery, tooling and equipment. Due to the determination of continuing involvement in the property, this sale-leaseback transaction is accounted for under the financing method. See Note 9 for a complete discussion of this transaction.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended September 30, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our annual report on Form 10-K as of and for the year ended March 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of the Company’s annual report on Form 10-K as of March 31, 2012.

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

4.

New Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board issued the Accounting Standards Update or ASU, 2012-02, “Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has not early-adopted this ASU and does not believe adoption will have a material effect on its financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.

Stock-Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, the Company’s shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, the Company filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control of the Company. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date.

Activity under the Plans for the six months ended September 30, 2012 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2012	2,130,119	$1.03
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(625)	0.27
Options outstanding as of September 30, 2012 (unaudited)	2,129,494	1.03	5.10	$-
Options exercisable as of September 30, 2012 (unaudited)	1,950,119	1.10	4.86	$-
Options vested or expected to vest as of September 30, 2012 (unaudited)	2,129,494	1.03	5.10	$-

The Company’s unaudited condensed consolidated statements of operations include stock-based compensation expense related to the Company’s stock option plans for employee and non-employee director awards in the amount of $10,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively, and $21,000 and $22,000 for the six months ended September 31, 2012 and 2011, respectively. There was no income tax benefit related to these costs. As of September 30, 2012, the total amount of unrecognized stock-based compensation expense was approximately $20,000 which will be recognized over a weighted average period of 0.85 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	September 30, 2012 (unaudited)	March 31, 2012
Raw materials	$206	$188
Work in process	8	4
Finished goods	165	159
Total inventories, net	$379	$351

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2012 (unaudited)	March 31, 2012
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,234	1,234
Furniture, fixtures and office equipment	285	285
	4,724	4,724
Less: accumulated depreciation	(2,331)	(2,237)
	$2,393	$2,487

For the three months ended September 30, 2012 and 2011, depreciation expense was $47,000 and $50,000, respectively. For the six months ended September 30, 2012 and 2011, depreciation expense was $94,000 and $102,000, respectively.

As a result of the Company’s evaluation of the recoverability of its property and equipment, the Company recorded an impairment for a single group of production equipment which existed as of September 30, 2011. Accordingly, the Company recorded an impairment charge of $0 and $15,000 for the three and six months ended September 30, 2011, respectively. No such impairment was recorded during the three and six months ended September 30, 2012.

8.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. At September 30, 2012 and 2011, potentially dilutive shares of 2,348,792 and 2,623,235, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Stockholders’ Equity

Common Stock and Warrants

At September 30, 2012 and March 31, 2012, warrants to purchase 219,298 shares of common stock were outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015. The Company issued no warrants during the three and six months ended September 30, 2012 and 2011.

Employee Stock Purchase Plan

During the three and six months ended September 30, 2011, the Company issued 107,175 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $8,000. The Company also recorded stock-based compensation of $1,000 during the three and six months ended September 30, 2011 to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on settlement date. The Company issued no shares of its common stock pursuant to the ESP Plan during the three and six months ended September 30, 2012.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. The Company had no significant deferred tax liabilities as of September 30, 2012 and March 31, 2012.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on a quarterly basis. The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of September 30, 2012 and March 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Long-Term Financing Obligation

On December 22, 2011, the Company entered into an agreement with an independent third-party under which it sold and leased back its land and building, generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, the Company has the option to renew the lease for three periods of five years each. Under the terms of the lease, the Company was required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of September 30, 2012 and March 31, 2012, the balance of the prepaid lease payment was $70,000 and $210,000, respectively, and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. In addition, the Company provided, as collateral, a security interest in all of its furniture, fixtures, machinery, tooling and equipment, having a net book value of approximately $121,000 and $144,000 as of September 30, 2012 and March 31, 2012, respectively. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method. Under the financing method, the Company included the sales proceeds received as a financing obligation. As of September 30, 2012 and March 31, 2012, the total financing obligation was $1,986,000 and accrued interest totaled $60,000 and $35,000, respectively. The building, building improvements and land remain in the condensed consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

13.

Concentrations of Credit Risk and Major Customers

For the three and six months ended September 30, 2012, three and two customers represented 69% and 61%, respectively, of the Company’s total revenues. For the three and six months ended September 30, 2011, three customers represented 79% and 74%, respectively, of the Company’s total revenues.

As of September 30, 2012, the Company had accounts receivable-trade, net of $93,000, or 68%, due from four customers. As of March 31, 2012, the Company had accounts receivable-trade, net of $145,000, or 97%, due from three customers.

As of September 30, 2012, the Company had $80,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2012, the Company had $142,000 due from four customer related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed consolidated balance sheets.

14.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and the risk factors discussed therein under Part I. Item 1A.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2012. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 vs. September 30, 2011

Revenues

Total revenues for the three months ended September 30, 2012 were $451,000 as compared with $848,000 for the prior year period, a decrease of $397,000, or 46.8%.

Product sales of our biomaterials for the three months ended September 30, 2012 were $331,000 as compared with $321,000 for the prior year period, an increase of $10,000, or 3.1%. The increase is due to the growth in sales from existing and new customers.

License, royalty and development fees for the three months ended September 30, 2012 were $120,000 as compared with $527,000 for the prior year period, a decrease of $407,000 or 77.2%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the recognition of revenue related to a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices, which was entered into in June 2011. In June 2011, we received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how. The Agreements also provide for additional payments upon the achievement of certain milestones. As of June 30, 2011, the Initial Payment of $150,000 was deferred and revenue was recognized, along with the Subsequent Payment of $250,000, during the three months ended September 30, 2011 when the requirements for recognition of revenue were achieved. Any future payments with respect to the Agreements will also be deferred until said requirements for recognition of revenue are met. Since the receipt of the Initial and Subsequent Payments, there have been no additional payments or the achievement of additional milestones through September 30, 2012.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2012 was $266,000, or 60.0% of total revenues, compared with $674,000, or 79.5% of total revenues, for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the effect of the license fees recognized in connection with the Agreements during the three months ended September 30, 2011, whereas no licensing fees from the Agreements were recognized during the three months ended September 30, 2012.

Gross profit on product sales for the three months ended September 30, 2012 was $146,000, or 44.1% of product sales, compared with $147,000, or 45.8% of product sales, for the prior year period. The slight decrease in gross profit dollars and gross profit as a percentage of product sales is primarily due to additional costs incurred in connection with the evaluation of second sources for certain production materials. We believe our efforts to improve manufacturing overhead costs and processes have stabilized, and future growth in product sales should benefit gross profit on product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2012 were $112,000 as compared with $142,000 for the prior year period, a decrease of $30,000 or 21.1%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $393,000 as compared with $457,000 for the prior year period, a decrease of $64,000, or 14.0%. The decrease is primarily due to reductions in legal, accounting and regulatory fees, and insurance costs.

Six Months Ended September 30, 2012 vs. September 30, 2011

Revenues

Total revenues for the six months ended September 30, 2012 were $916,000 as compared with $1,163,000 for the prior year period, a decrease of $247,000, or 21.2%.

Product sales of our biomaterials for the six months ended September 30, 2012 were $674,000 as compared with $515,000 for the prior year period, an increase of $159,000, or 30.9%. The increase is due to the growth in sales from existing and new customers.

License, royalty and development fees for the six months ended September 30, 2012 were $242,000 as compared with $648,000 for the prior year period, a decrease of $406,000 or 62.7%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the recognition of revenue related to a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices, which was entered into in June 2011. In June 2011, we received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how. The Agreements also provide for additional payments upon the achievement of certain milestones. As of June 30, 2011, the Initial Payment of $150,000 was deferred and revenue was recognized, along with the Subsequent Payment of $250,000, during the three months ended September 30, 2011 when the requirements for recognition of revenue were achieved. Any future payments with respect to the Agreements will also be deferred until said requirements for recognition of revenue are met. Since the receipt of the Initial and Subsequent Payments, there have been no additional payments or the achievement of additional milestones through September 30, 2012.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2012 was $550,000, or 60.0% of total revenues, compared with $789,000, or 67.8% of total revenues, for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the effect of the license fees recognized in connection with the Agreements during the six months ended September 30, 2011, whereas no licensing fees from the Agreements were recognized during the six months ended September 30, 2012.

Gross profit on product sales for the six months ended September 30, 2012 was $308,000, or 45.7% of product sales, compared with $141,000, or 27.4% of product sales, for the prior year period. The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to continued improvement in our manufacturing cost structure and efficiencies in our manufacturing processes. Management believes that future growth in product sales should benefit gross profit on product sales as a result of the strategic initiatives employed to improve our manufacturing overhead costs and processes.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2012 were $243,000 as compared with $308,000 for the prior year period, a decrease of $65,000 or 21.1%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2012 were $855,000 as compared with $953,000 for the prior year period, a decrease of $98,000 or 10.3%. The decrease is primarily due to reductions in legal, accounting and regulatory fees and insurance costs.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed during the six months ended September 30, 2011 and, accordingly, recorded an impairment charge of $15,000 for this period. No such impairment was recorded during the six months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $136,000. This represents a decrease of $188,000 when compared to a balance of $324,000 as of June 30, 2012 and a decrease of $348,000 when compared with a balance of $484,000 as of March 31, 2012.

During the six months ended September 30, 2012, we had net cash outflows of $373,000 from operating activities as compared with net cash outflows of $537,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows used in operating activities decreased by approximately $164,000, as compared to the prior year period, primarily due to (i) increased product sales and timely collection of receivables; and ii) improvements in gross profits from product sales due to the positive effect of our cost containment efforts and increased efficiencies with respect to production.

With respect to cash flows from financing activities, during the six months ended September 30, 2012, we had net cash inflows of $25,000 from accrued interest on financing obligations as compared to net cash inflows of $741,000 for the prior year period from the issuance of a Commercial Real Estate Promissory Note in the principal amount of $800,000, net of financing costs of $67,000, and the issuance of 107,175 shares of common stock pursuant to our employee stock purchase plan which provided cash in the amount of $8,000.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future. During the six months ended September 30, 2012, we incurred a net loss of $717,000 and used cash from operating activities of $373,000. During the fiscal year ended March 31, 2012, we incurred a net loss of $1,812,000 and used cash from operating activities of $1,752,000. We anticipate incurring losses at least through fiscal 2013 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and continue research and development activities to promote new product introductions and enhancements to existing products. As of September 30, 2012, we had an accumulated deficit of $37,087,000 and cash of $136,000.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, expansion of selling and marketing activities, continuing research and development efforts, and the timing of new product introductions and enhancements to existing products. We believe that as of September 30, 2012 our cash position and cash flows from our fiscal 2013 operations will be sufficient to fund our working capital and research and development activities through at least the end of the fiscal year ending March 31, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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