Form 10-Q
period 2012-12-31
AdvanSource Biomaterials Corp
filed 2013-02-13
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 12, 2013, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$75	$484
Accounts receivable-trade, net of allowance of $5 as of December 31, 2012 and March 31, 2012	225	149
Accounts receivable-other	394	142
Inventories, net	340	351
Prepaid expenses and other current assets	29	240
Total current assets	1,063	1,366
Property, plant and equipment, net	2,346	2,487
Deferred financing costs, net	95	100
Total assets	$3,504	$3,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$153	$84
Accrued expenses	226	214
Deferred revenue	40	33
Total current liabilities	419	331
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	74	35
Total long-term liabilities	2,060	2,021
Total liabilities	2,479	2,352
Commitments and contingencies

Stockholders' equity:
Preferred stock: $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and March 31, 2012	-	-
Common stock: $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued and 21,490,621 shares outstanding as of December 31, 2012 and March 31, 2012, respectively	21	21
Additional paid-in capital	38,007	37,980
Accumulated deficit	(36,973)	(36,370)
	1,055	1,631
Less: treasury stock, 76,692 shares at cost	(30)	(30)
Total stockholders' equity	1,025	1,601
Total liabilities and stockholders' equity	$3,504	$3,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Product sales	$440	$179	$1,114	$694
License, royalty and development fees	429	177	672	825
	869	356	1,786	1,519
Cost of sales	196	204	562	578
Gross profit	673	152	1,224	941
Operating expenses:
Research, development and regulatory	99	147	342	455
Selling, general and administrative	376	469	1,232	1,422
Impairment of long-lived assets	-	-	-	15
	475	616	1,574	1,892
Income (loss) from operations	198	(464)	(350)	(951)
Interest and other expenses:
Interest expense	85	36	254	73
Loss on extinguishment of promissory note	-	151	-	151
Total interest and other expense	85	187	254	224
Net income (loss)	$113	$(651)	$(604)	$(1,175)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)	$(0.03)	$(0.05)
Shares used in computing net income (loss) per common share, basic and diluted	21,491	21,457	21,491	21,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(604)	$(1,175)
Adjustments to reconcile net to net cash flows used in operating activities:
Depreciation	142	150
Amortization of deferred financing costs	5	15
Loss on extinguishment of promissory note	-	151
Impairment of long-lived assets	-	15
Equity-based compensation	27	34
Changes in assets and liabilities:
Accounts receivable-trade	(76)	(92)
Accounts receivable-other	(252)	(80)
Inventories	11	(84)
Prepaid expenses and other current assets	211	(265)
Accounts payable	69	(100)
Accrued expenses	12	67
Deferred revenue	7	7
Net cash flows used in operating activities	(448)	(1,357)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-
Net cash flows used in investing activities	-	-
Cash flows from financing activities:
Issuance of common stock	-	8
Proceeds from financing obligation	-	2,000
Accrued interest on financing obligation	39	-
Deferred financing costs	-	(169)
Proceeds from issuance of promissory note	-	800
Repayment of promissory note	-	(800)
Prepayment penalty on promissory note	-	(99)
Net cash flows provided by financing activities	39	1,740
Net change in cash	(409)	383
Cash at beginning of period	484	477
Cash at end of period	$75	$860

Supplemental disclosure of cash flow information:
Interest paid	$215	$49
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business

AdvanSource Biomaterials Corporation develops advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states. Our business model leverages our proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

Our technology, notably products such as ChronoFlex®, HydroMed™, and HydroThane™, which have been developed to overcome a wide range of design and functional challenges, such as the need for dimensional stability, ease of manufacture and demanding physical properties to overcoming environmental stress cracking and providing heightened lubricity for ease of insertion. Our new product extensions customize proprietary polymers for specific customer applications in a wide range of device categories.

Our corporate, development and manufacturing operations are located in Wilmington, Massachusetts.

2.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future. During the nine months ended December 31, 2012, we incurred a net loss of $604,000, and used cash from operating activities of $448,000. We anticipate incurring losses at least through fiscal 2013 as we continue our efforts to grow revenues, expand selling and marketing activities, expand into new sales territories, and continue research and development activities to promote new product introductions and enhancements to existing products. As of December 31, 2012, we had an accumulated deficit of $36,973,000 and cash of $75,000.

In June 2011, we entered into a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices and received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements. In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how. The Agreements also provide for additional payments upon the achievement of certain milestones. As of June 30, 2011, the Initial Payment of $150,000 was deferred and revenue was recognized, along with the Subsequent Payment of $250,000, during the three months ended September 30, 2011 when the requirements for recognition of revenue were achieved. Any future payments with respect to the Agreements will also be deferred until the requirements for recognition of revenue are met. During the three months ended December 31, 2012, we achieved an additional milestone and recognized additional revenue of $20,000.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. In addition, we entered into a 15-year lease agreement, and were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of December 31, 2012 and March 31, 2012, the balance of the prepaid lease payment was $0 and $210,000, respectively, and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. We provided, as collateral, a security interest in all of our furniture, fixtures, machinery, tooling and equipment. Due to the determination of continuing involvement in the property, this sale-leaseback transaction is accounted for under the financing method. See Note 11 for a complete discussion of this transaction.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K as of and for the year ended March 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, useful lives and valuation of property and equipment.

4.

New Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board issued the Accounting Standards Update or ASU, 2012-02, “Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. hawse have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

All other newly issued accounting pronouncements but not yet effective are determined to be not applicable or immaterial.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.

Equity-Based Compensation

Our 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by the Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in our control. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date.

Activity under the Plans for the nine months ended December 31, 2012 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2012	2,130,119	$1.03
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(285,619)	1.29
Options outstanding as of December 31, 2012 (unaudited)	1,844,500	0.99	5.61	$-
Options exercisable as of December 31, 2012 (unaudited)	1,744,500	1.03	5.49	$-
Options vested or expected to vest as of December 31, 2012 (unaudited)	1,844,500	1.03	5.61	$-

Our unaudited condensed consolidated statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $6,000 and $11,000 for the three months ended December 31, 2012 and 2011, respectively, and $27,000 and $34,000 for the nine months ended December 31, 2012 and 2011, respectively. There was no income tax benefit related to these costs. As of December 31, 2012, the total amount of unrecognized equity-based compensation expense was approximately $14,000 which will be recognized over a weighted average period of 0.62 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	December 31, 2012 (unaudited)	March 31, 2012
Raw materials	$167	$188
Work in process	12	4
Finished goods	161	159
Total inventories, net	$340	$351

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2012 (unaudited)	March 31, 2012
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,234	1,234
Furniture, fixtures and office equipment	285	285
	4,724	4,724
Less: accumulated depreciation	(2,378)	(2,237)
	$2,346	$2,487

For the three months ended December 31, 2012 and 2011, depreciation expense was $47,000 and $50,000, respectively. For the nine months ended December 31, 2012 and 2011, depreciation expense was $142,000 and $102,000, respectively.

As a result of our evaluation of the recoverability of property and equipment, we recorded an impairment for a single group of production equipment which existed as of September 30, 2011. Accordingly, we recorded an impairment charge of $0 and $15,000 for the three and nine months ended December 31, 2011, respectively. No such impairment was recorded during the three and nine months ended December 31, 2012.

8.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. At December 31, 2012 and 2011, potentially dilutive shares of 2,063,798 and 2,623,235, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive and the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.

Stockholders’ Equity

Common Stock and Warrants

At December 31, 2012 and March 31, 2012, warrants to purchase 219,298 shares of common stock were outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015. We issued no warrants during the three and nine months ended December 31, 2012 and 2011.

Employee Stock Purchase Plan

During the nine months ended December 31, 2011, the Company issued 107,175 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”) and received cash proceeds of approximately $8,000. The Company also recorded equity-based compensation of $1,000 during the nine months ended December 31, 2011 to reflect the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on settlement date. The Company issued no shares of its common stock pursuant to the ESP Plan during the three months ended December 31, 2011 and the three and nine months ended December 31, 2012.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of December 31, 2012 and March 31, 2012.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and March 31, 2012, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building, generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of December 31, 2012 and March 31, 2012, the balance of the prepaid lease payment was $0 and $210,000, respectively, and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. In addition, we provided, as collateral, a security interest in all of our furniture, fixtures, machinery, tooling and equipment, having a net book value of approximately $108,000 and $144,000 as of December 31, 2012 and March 31, 2012, respectively. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method. Under the financing method, we included the sales proceeds received as a financing obligation. As of December 31, 2012 and March 31, 2012, the total financing obligation was $1,986,000 and accrued interest totaled $74,000 and $35,000, respectively. The building, building improvements and land remain in the condensed consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which we believe will not have a material affect on our financial position or results of operations.

13.

Concentrations of Credit Risk and Major Customers

For the three and nine months ended December 31, 2012, three and four customers represented 75% and 65%, respectively, of our total revenues. For the three and nine months ended December 31, 2011, three customers represented 79% and 74%, respectively, of our total revenues.

As of December 31, 2012, we had accounts receivable-trade, net, of $165,000, or 72%, due from one customer. As of March 31, 2012, we had accounts receivable-trade, net, of $145,000, or 97%, due from three customers.

As of December 31, 2012, we had $394,000 due from three customers related to receivables on royalties, license and annual usage fees. As of March 31, 2012, we had $142,000 due from four customer related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed consolidated balance sheets.

14.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these unaudited condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent events.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2012. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2012.

Results of Operations

Three Months Ended December 31, 2012 vs. December 31, 2011

Revenues

Total revenues for the three months ended December 31, 2012 were $869,000 as compared with $356,000 for the prior year period, an increase of $513,000, or 144.1%.

Product sales of our biomaterials for the three months ended December 31, 2012 were $440,000 as compared with $179,000 for the prior year period, an increase of $261,000, or 145.8%. The increase is due to the growth in sales from existing and new customers.

License, royalty and development fees for the three months ended December 31, 2012 were $429,000 as compared with $177,000 for the prior year period, an increase of $252,000 or 142.4%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is primarily due to the recognition of revenue related to a supply agreement with one domestic customer which provided for calendar year-based product and royalty minimums. Accordingly, we reviewed all royalties earned from and product sold to this customer during the calendar year ended December 31, 2012 and, in the event actual royalties earned and product sold was less than the contractual minimums, the remaining balance was recognized during our fiscal quarter ended December 31, 2012. During the three months ended December 31, 2012, we recognized approximately $293,000, in the aggregate, of product and royalty minimums in connection with this supply agreement.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2012 was $673,000, or 77.4% of total revenues, compared with $152,000, or 42.7% of total revenues, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the effect of the royalty and product minimums recognized during the three months ended December 31, 2012, as previously described, and the increase in product sales.

Gross profit on product sales for the three months ended December 31, 2012 was $244,000, or 55.5% of product sales, compared with ($25,000), or (14.0%) of product sales, for the prior year period. The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to continued improvement in our manufacturing cost structure and efficiencies in our manufacturing processes combined with the increase in product sales. We believe our efforts to improve manufacturing overhead costs and processes have stabilized, and future growth in product sales, which future growth cannot be assured, should benefit gross profit on product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2012 were $99,000 as compared with $147,000 for the prior year period, a decrease of $48,000 or 32.7%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 were $376,000 as compared with $469,000 for the prior year period, a decrease of $93,000, or 19.8%. The decrease is primarily due to reductions in legal, accounting and regulatory fees, and insurance costs.

Nine Months Ended December 31, 2012 vs. December 31, 2011

Revenues

Total revenues for the nine months ended December 31, 2012 were $1,786,000 as compared with $1,519,000 for the prior year period, an increase of $267,000, or 16.9%.

Product sales of our biomaterials for the nine months ended December 31, 2012 were $1,114,000 as compared with $694,000 for the prior year period, an increase of $420,000, or 60.5%. The increase is due to the growth in sales from existing and new customers.

License, royalty and development fees for the nine months ended December 31, 2012 were $672,000 as compared with $825,000 for the prior year period, a decrease of $153,000 or 18.5%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the recognition of revenue related to a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices, which was entered into in June 2011. In June 2011, we received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements. In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how. As a result, during the nine months ended December 31, 2011, we recognized revenue of $400,000 in connection with the Agreements. During the three months ended December 31, 2012, we achieved an additional milestone and recognized $20,000 of revenue in connection with the Agreements. Since inception of the Agreements, we have recognized revenue of $420,000, in the aggregate, through December 31, 2012. The decrease in license, royalty and development fees was offset by the recognition of approximately $293,000 in royalty and product minimums during the nine months ended December 31, 2012.The royalty and product minimums were earned in connection with a supply agreement with one domestic customer which provided for calendar year-based product and royalty minimums. Accordingly, we reviewed all royalties earned from and product sold to this customer during the calendar year ended December 31, 2012 and, in the event actual royalties earned and product sold was less than the contractual minimums, the remaining balance was recognized during our fiscal quarter ended December 31, 2012.

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2012 was $1,224,000, or 68.5% of total revenues, compared with $941,000, or 61.9% of total revenues, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the effect of the royalty and product minimums recognized during the nine months ended December 31, 2012, as previously described, and the increase in product sales.

Gross profit on product sales for the nine months ended December 31, 2012 was $552,000, or 49.6% of product sales, compared with $116,000, or 16.7% of product sales, for the prior year period. The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to continued improvement in our manufacturing cost structure and efficiencies in our manufacturing processes combined with the increase in product sales. We believe our efforts to improve manufacturing overhead costs and processes have stabilized, and future growth in product sales, which future growth cannot be assured, should benefit gross profit on product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2012 were $342,000 as compared with $455,000 for the prior year period, a decrease of $113,000 or 24.8%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2012 were $1,232,000 as compared with $1,422,000 for the prior year period, a decrease of $190,000 or 13.4%. The decrease is primarily due to reductions in legal, accounting and regulatory fees and insurance costs.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed during the nine months ended December 31, 2011 and, accordingly, recorded an impairment charge of $15,000 for this period. No such impairment was recorded during the nine months ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $75,000. This represents a decrease of $61,000 when compared to a balance of $136,000 as of September 30, 2012 and a decrease of $409,000 when compared with a balance of $484,000 as of March 31, 2012.

During the nine months ended December 31, 2012, we had net cash outflows of $448,000 from operating activities as compared with net cash outflows of $1,357,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows used in operating activities decreased by approximately $909,000, as compared to the prior year period, primarily due to (i) increased product sales and timely collection of receivables; and ii) improvements in gross profits from product sales due to the positive effect of our cost containment efforts and increased efficiencies with respect to production.

With respect to cash flows from financing activities, during the nine months ended December 31, 2012, we had net cash inflows of $39,000 from accrued interest on financing obligations as compared to net cash inflows of $1,740,000 for the prior year period from. The decrease in net cash flows provided by financing activities is primarily due to the prior year period receipt of proceeds from financing obligation in connection with the sale and leaseback of our land and building, offset by the prepayment penalty of $99,000 in connection with the early repayment of the Commercial Real Estate Promissory Note in the principal amount of $800,000 and financing costs of $169,000.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced negative operating margins and negative cash flows from operations and expect to continue to incur net losses in the foreseeable future. During the nine months ended December 31, 2012, we incurred a net loss of $604,000 and used cash from operating activities of $448,000. During the fiscal year ended March 31, 2012, we incurred a net loss of $1,812,000 and used cash from operating activities of $1,752,000. We anticipate incurring losses at least through fiscal 2013 as we continue our attempt to grow revenues, expand selling and marketing activities, expand into new sales territories, and continue research and development activities to promote new product introductions and enhancements to existing products. As of December 31, 2012, we had an accumulated deficit of $36,973,000 and cash of $75,000.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, expansion of selling and marketing activities, continuing research and development efforts, and the timing of new product introductions and enhancements to existing products. We believe that as of December 31, 2012 our cash position and cash flows from our fiscal 2013 operations will be sufficient to fund our working capital and research and development activities through at least the end of the fiscal year ending March 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 13, 2013