Form 10-K
period 2013-03-31
AdvanSource Biomaterials Corp
filed 2013-07-15
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 15, 2013, 21,490,621 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $1,540,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2013

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2013 and 2012, we generated revenues from license, royalty and development fees of $775,000 and $941,000, respectively.

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

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2013, the Company had accounts receivable-trade of $95,000, or 65%, due from three customers.  As of March 31, 2012, the Company had accounts receivable-trade of $145,000, or 97%, due from three customers.

As of March 31, 2013, we had $208,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2012, we had $142,000 due from four customer related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in the Company’s consolidated balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In March 2004, we joined with Implant Sciences Corporation (“Implant”) to participate in the funding of CorNova.  CorNova was initially formed to develop a novel coronary drug eluting stent using the combined capabilities and technology of CorNova, Implant Sciences and CardioTech.  We currently have a less than 1.0% equity interest in the issued and outstanding common stock of CorNova, based on the assumed conversion of all outstanding CorNova preferred stock into common stock.  Although CorNova is expected to incur future operating losses, we have no obligation to fund CorNova.

Revenues

Our revenues were $2,195,000 and $1,866,000 for the years ended March 31, 2013 and 2012, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2013 and 2012 were $444,000 and $605,000, respectively, and consisted primarily of salaries and related costs (70% and 74% of research and development expenses in fiscal 2013 and 2012, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $8,000 at March 31, 2013.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2013, we had 13 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) five in production, (ii) two in research and development, (iii) three in sales and marketing, and (iv) three in administration.

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

Our revenues were $2,195,000 and $1,866,000 for the years ended March 31, 2013 and 2012, respectively.  We had net losses of $1,011,000 and $1,812,000 for the years ended March 31, 2013 and 2012, respectively.  There is a risk that we will never be profitable.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A limited number of customers have, historically, accounted for a significant portion of our revenues.  For the fiscal year ended March 31, 2013, three customers represented 33%, 17% and 13% of revenues, respectively.  For the fiscal year ended March 31, 2012, two customer represented 30% and 24%, respectively, of our revenues.  Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from our existing significant customers.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.  Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.  In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  Although management has concluded that our internal control over financial reporting was effective as of March 31, 2013, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2013.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.015 to $0.132.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2013, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding.  As of March 31, 2013, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010.  The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2013, we had outstanding stock options and warrants to purchase 2,063,798 shares of our common stock, the exercise price of which range between $0.26 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.  No stock options or warrants were exercised during the fiscal year ended March 31, 2013.

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2013
	High	Low
4th Quarter	$0.065	$0.030
3rd Quarter	0.132	0.015
2nd Quarter	0.100	0.010
1st Quarter	0.040	0.015

	Fiscal Year 2012
	High	Low
4th Quarter	$0.060	$0.020
3rd Quarter	0.080	0.010
2nd Quarter	0.130	0.030
1st Quarter	0.140	0.060

As of June 19, 2013, there were approximately 357 stockholders of record.  The last sale price as quoted by the OTCQB tier of The OTC Markets on June 19, 2013, was $0.095 per share.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2013 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	1,844,500	(1)	$.99	771,250
	1,844,500			771,250

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan).  We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the fiscal years ended March 31, 2013 and 2012.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31.  Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31.  For example, references to “fiscal 2013” or our “2013 fiscal year” refer to the fiscal year ended March 31, 2013.

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2013 and 2012 and determined that during the fiscal year ended March 31, 2012 there existed an impairment of a single group of production equipment, accordingly, we recorded an impairment charge of $16,000 for the fiscal year ended March 31, 2012.  We determined that during the fiscal year ended March 31, 2013, there existed no additional impairment of our long-lived assets.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2013, there was approximately $8,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of .39 years.

Results of Operations

Fiscal Year Ended March 31, 2013 vs. March 31, 2012

Revenues

Total revenues for the fiscal year ended March 31, 2013 were $2,195,000 as compared with $1,866,000 for the comparable prior year period, an increase of $329,000, or 17.6%.

Product sales of our biomaterials for the fiscal year ended March 31, 2013 were $1,420,000 as compared with $925,000 for the comparable prior year period, an increase of $495,000, or 53.5%.  The increase is due to the growth in product sales from existing and new customers.

License, royalty and development fees for the fiscal year ended March 31, 2013 were $775,000 as compared with $941,000 for the comparable prior year period, a decrease of $166,000 or 17.6%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the recognition of revenue related to a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices, which was entered into in June 2011.  In June 2011, we received an initial payment of $150,000 (the “Initial Payment”) upon the execution of the Agreements.  In July 2011, we received a subsequent payment of $250,000 (the “Subsequent Payment”) upon the transfer of certain technology and know-how.  As a result, during the fiscal year ended March 31, 2012, we recognized revenue of $400,000 in connection with the Agreements.  During the fiscal year ended March 31, 2013, we achieved an additional milestone and recognized $20,000 of revenue in connection with the Agreements. Since inception of the Agreements, we have recognized revenue of $420,000, in the aggregate, through December 31, 2012.  The decrease in license, royalty and development fees was offset by the recognition of approximately $293,000 in royalty and product minimums during the fiscal year ended March 31, 2013.  The royalty and product minimums were earned in connection with a supply agreement with one domestic customer which provided for calendar year-based product and royalty minimums.  Accordingly, we reviewed all royalties earned from and product sold to this customer during the calendar year ended December 31, 2012 and, in the event actual royalties earned and product sold was less than the contractual minimums, the remaining balance was recognized during our fiscal year ended March 31, 2013.

For the year ended March 31, 2013, three customers represented 33%, 17% and 13% of our total revenues, respectively.  For the year ended March 31, 2012, two customer represented 30% and 24%, respectively, of our total revenues.  We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2013 was $1,382,000, or 63.0% of total revenues, compared with $969,000, or 51.9% of total revenues, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the effect of the royalty and product minimums recognized during the fiscal year ended March 31, 2013, as previously described, and the increase in product sales.

Gross profit on product sales for the fiscal year ended March 31, 2013 was $607,000, or 42.8% of product sales, compared with $28,000, or 3.0% of product sales, for the comparable prior year period.  The improvement in gross profit dollars and gross profit as a percentage of product sales is primarily due to continued improvement in our manufacturing cost structure and efficiencies in our manufacturing processes combined with the increase in product sales.  We believe our efforts to improve manufacturing overhead costs and processes have stabilized, and future growth in product sales, which future growth cannot be assured, should benefit gross profit on product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2013 were $444,000 as compared with $605,000 for the comparable prior year period, a decrease of $161,000 or 26.6%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources.  Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2013 were $1,609,000 as compared with $1,844,000 for the comparable prior year period, a decrease of $235,000 or 12.7%.  The decrease is primarily due to reductions in legal, accounting and regulatory fees and insurance costs.

Impairment of Long-Lived Assets

As a result of our evaluation of the recoverability of our property and equipment, we determined an impairment for a single group of production equipment existed as of March 31, 2011, accordingly, we recorded an impairment charge of $16,000 for the fiscal year ended March 31, 2012.  We determined that during the fiscal year ended March 31, 2013, there existed no additional impairment of our long-lived assets.

Interest and Other Expenses

Interest and other expenses for the fiscal year ended March 31, 2013 were $340,000 as compared to $316,000 for the comparable prior year period.  During the fiscal year ended March 31, 2013, interest expense is composed of i) $280,000 of cash paid in connection with the financing obligation, ii) $53,000 of interest accrued in connection with the financing obligation and iii) $7,000 of amortized deferred financing costs.  During the fiscal year ended March 31, 2012, interest expense of $165,000 is primarily composed of i) interest incurred on the $800,000 promissory note issued in July 2011, ii) the amortization of related deferred financing costs, and iii) interest incurred on the long-term financing obligation.  Loss on extinguishment of promissory note of $151,000 is composed of the write-off of remaining deferred financing costs and the prepayment penalties incurred as a result of the early extinguishment of the promissory note.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2013 and 2012.

As of March 31, 2013, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $26,094,000, expiring between 2014 and 2033, and $10,313,000, expiring between 2014 and 2018, respectively.  As of March 31, 2013, we had a capital loss carry forward available to offset future taxable income of approximately $9,065,000, expiring between 2015 and 2016.  As of March 31, 2013, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $123,000, expiring between 2014 and 2033, and $223,000, expiring between 2014 and 2018, respectively.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $103,000, a decrease of $381,000 when compared with a balance of $484,000 as of March 31, 2012.

During the fiscal year ended March 31, 2013, we had net cash outflows of $484,000 from operating activities as compared with net cash outflows of $1,752,000 for the comparable prior year period.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees.  The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements.  Net cash flows used in operating activities decreased by approximately $1,328,000, as compared to the comparable prior year period, primarily due to (i) increased product sales and timely collection of receivables; and ii) improvements in gross profits from product sales due to the positive effect of our cost containment efforts and increased efficiencies with respect to production.

During the fiscal year ended March 31, 2013, we had net cash outflows from investing activities of $10,000 related to deposits on the building lease as compared to no net cash outflows for the comparable prior year period.

During the fiscal year ended March 31, 2013, we had net cash inflows of $113,000 from financing activities as compared to $1,759,000 for the comparable prior year period.  The net cash flows from financing activities of $53,000 during the fiscal year ended March 31, 2013 represents accrued interest on financing obligations.  The net cash flows from financing activities during the fiscal year ended March 31, 2012 is primarily due to the sale of our land and building for $2,000,000, less approximately $102,000 of transaction costs, and was accounted for as a financing transaction.  During the three months ended September 30, 2011, we issued a Commercial Real Estate Promissory Note in the principal amount of $800,000, net of financing costs of $67,000 (the “Note”).  The Note was secured by our land and building pursuant to the terms and conditions of the Note and a mortgage in favor of the lender.  The principal amount of the Note was repaid in connection with the December 22, 2011 financing transaction, including a $99,000 prepayment penalty, and the mortgage was discharged.

There were no options or warrants exercised during the fiscal years ended March 31, 2013 and 2012.  During the fiscal year ended March 31, 2012, we issued 140,566 shares of our common stock to employees pursuant to our Employee Stock Purchase Plan and received cash proceeds of approximately $7,000.

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

Gross proceeds from sale of land and building	$2,000,000
Less:
Repayment of promissory note	(800,000)
Prepayment penalty on promissory note	(99,000)
Transaction costs	(102,000)
Net proceeds from sale of land and building	$999,000

In connection with the financing transaction, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payment.  As of March 31, 2013 and 2012, the balance of the prepaid lease payment was $0 and $210,000, respectively, and is included in prepaid expenses and other current assets of the consolidated balance sheet.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  We believe that as of March 31, 2013 our cash position and cash flows from our fiscal 2014 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On January 11, 2013, AdvanSource Biomaterials Corporation (the “Company”), based on the decision of the Audit Committee of its Board of Directors, dismissed Moody, Famiglietti & Andronico, LLP (“MFA”) as the Company’s independent registered public accounting firm and recommended, and approved, the engagement of Liggett, Vogt & Webb P.A. (“LVW”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2013.

MFA’s report on the Company’s consolidated financial statements for the fiscal year ended March 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended March 31, 2012 and through the date of dismissal, there were no disagreements with MFA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to MFA’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such fiscal year; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided MFA with a copy of the disclosures in the preceding two paragraphs and requested in writing that MFA furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.  MFA provided a letter, dated January 15, 2013 stating its agreement with such statements, which was included as an exhibit in the Company’s Form 8-K dated January 15, 2013.

During the fiscal year ended March 31, 2012 and through the date of the Audit Committee’s decision, the Company did not consult LVW with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2013 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 11.

Executive Compensation

The information required by this Item 11 will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

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

23.1**	Consent of Liggett, Vogt & Webb P.A., Independent Registered Public Accounting Firm
23.2**	Consent of Moody, Famiglietti & Andronico, LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheet of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation as of March 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt & Webb P.A.
New York, NY
July 12, 2013

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

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, Massachusetts
July 11, 2012

AdvanSource Biomaterials Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2013	2012
ASSETS
Current assets:
Cash	$103	$484
Accounts receivable-trade, net of allowance of $5 as of March 31, 2013 and 2012	145	149
Accounts receivable-other	208	142
Inventories, net	258	351
Prepaid expenses and other current assets	6	240
Total current assets	720	1,366
Property, plant and equipment, net	2,299	2,487
Deferred financing costs, net	93	100
Other assets	10	-
Total assets	$3,122	$3,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$170	$84
Accrued expenses	170	214
Related party payable	60	-
Deferred revenue	25	33
Total current liabilities	425	331
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	88	35
Total long-term liabilities	2,074	2,021
Total liabilities	2,499	2,352
Commitments and contingencies

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and 2012	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2013 and 2012	21	21
Additional paid-in capital	38,013	37,980
Accumulated deficit	(37,381)	(36,370)
	653	1,631
Less: treasury stock, 76,692 shares at cost as of March 31, 2013 and 2012	(30)	(30)
Total stockholders' equity	623	1,601
Total liabilities and stockholders' equity	$3,122	$3,953

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2013	2012
Revenues:
Product sales	$1,420	$925
License, royalty and development fees	775	941
Total revenues	2,195	1,866
Cost of sales	813	897
Gross profit	1,382	969
Operating expenses:
Research, development and regulatory	444	605
Selling, general and administrative	1,609	1,844
Impairment of long-lived assets	-	16
Total operating expenses	2,053	2,465
Loss from operations	(671)	(1,496)
Interest and other expenses:
Interest expense	(340)	(165)
Loss on extinguishment of promissory note	-	(151)
Interest and other expenses	(340)	(316)
Net loss	$(1,011)	$(1,812)
Net loss per common share, basic and diluted	$(0.05)	$(0.08)
Shares used in computing net loss per common share, basic and diluted	21,491	21,415

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2012 and 2013
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance at March 31, 2011	21,350	$21	$37,928	$(34,558)	$(30)	$3,361
Issuance of common stock in connection with employee stock purchase plan	141	-	7			7
Stock-based compensation			45			45
Net loss				(1,812)		(1,812)
Balance at March 31, 2012	21,491	21	37,980	(36,370)	(30)	1,601
Stock-based compensation			33			33
Net loss				(1,011)		(1,011)
Balance at March 31, 2013	21,491	$21	$38,013	$(37,381)	$(30)	$623

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,011)	$(1,812)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	188	197
Amortization of deferred financing costs	7	18
Loss on extinguishment of promissory note	-	151
Impairment of long-lived assets	-	16
Provision for inventory reserves	33	44
Stock-based compensation	33	45
Changes in assets and liabilities:
Accounts receivable-trade	4	(80)
Accounts receivable-other	(66)	(58)
Inventories	60	5
Prepaid expenses and other current assets	234	(173)
Accounts payable	86	(108)
Accrued expenses	(44)	11
Deferred revenue	(8)	(8)
Net cash flows used in operating activities	(484)	(1,752)
Cash flows from investing activities:
Increase in other assets	(10)	-
Net cash flows used in investing activities	(10)	-
Cash flows from financing activities:
Issuance of common stock	-	7
Proceeds from financing obligation	-	2,000
Principal repayment of financing obligation	-	(14)
Accrued interest on financing obligation	53	35
Deferred financing costs	-	(170)
Related party payable	60	-
Proceeds from issuance of promissory note	-	800
Repayment of promissory note	-	(800)
Prepayment penalty on promissory note	-	(99)
Net cash flows provided by financing activities	113	1,759
Net change in cash	(381)	7
Cash at beginning of period	484	477
Cash at end of period	$103	$484
Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	280	56

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

Fiscal Year

The Company’s fiscal year ends on March 31.  References herein to fiscal 2013 and/or fiscal 2012 refer to the fiscal years ended March 31, 2013 and/or 2012, respectively.

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

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times.

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

Upon the execution of the Agreements, the Company received an up-front payment of $150,000, and in July 2011, the Company received an additional $250,000 upon the transfer of technology and know-how related to the Licensed Polymer.  The Agreements also provide for additional payments upon the achievement of certain milestones, as previously described, each of which the Company considers substantive, and could total up to an additional $1,100,000.  The Agreements do not provide for any royalties or other fees upon the achievement of any or all of the milestones.  The Company determined that the transfer of technology and know-how of the Licensed Polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, the Company recognized $400,000 of revenue during the fiscal year ended March 31, 2012.  During fiscal 2013, the Company achieved an additional milestone in connection with the functional installation of certain production equipment and recognized $20,000 of revenue during the fiscal year ended March 31, 2013.

The adoption of this guidance resulted in an increase to revenue during the fiscal years ended March 31, 2013 and 2012 of $20,000 and $400,000, respectively, over the amount which would have been recognized under the principles used during the fiscal year ended March 31, 2011.  Prior to the adoption of this guidance, the Company would have been required to defer revenue for license, royalty or development agreements until completion of the contracts or until recognized utilizing a proportional performance method of revenue recognition, based on the terms of the various agreements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2013 and 2012 were $444,000 and $605,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  The Company has two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place.  Advertising costs for the years ended March 31, 2013 and 2012 were $15,000 and $4,000, respectively.

Reporting Comprehensive Loss

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale and foreign currency translation adjustments.  For the years ended March 31, 2013 and 2012, comprehensive loss is equal to net loss.

Basic and Diluted Earnings(Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share are based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares.  At March 31, 2013 and 2012, potentially dilutive shares of 2,063,798 and 2,349,417, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

Accounts Receivable

The Company performs various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.  As of March 31, 2013 and 2012, the Company’s allowance for doubtful accounts was $5,000.

Inventories

The Company values its inventory at the lower of our actual cost or the current estimated market value.  The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period.  Although the Company makes every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.  As of March 31, 2013 and 2012, the Company’s allowance for obsolete and excess inventory was $166,000 and $133,000, respectively.

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

Deferred Financing Costs

The Company has capitalized certain costs related to the issuance of debt.  These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2103 and 2012, amortization expense related to deferred financing costs were $7,000 and $18,000, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates the realizability of its long-lived assets based on reviews of results of sales of similar assets and independent appraisals.  As a result of the continued operating losses described above, the Company evaluated the recoverability of its property and equipment as of March 31, 2013 and 2012 and determined that during the fiscal year ended March 31, 2012, there existed an impairment of a single group of production equipment, accordingly, the Company recorded an impairment charge of $16,000 for the fiscal year ended March 31, 2012.  The Company determined that during the fiscal year ended March 31, 2013, there existed no additional impairment of its long-lived assets.

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

There were no options granted during the fiscal years ended March 31, 2013 and 2012.

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

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis in the Company’s balance sheet at March 31, 2012:

		Fair Value Measurements at March 31, 2012
(in thousands)	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property, plant and equipment	$16	$-	$16	$-
Total assets measured at fair value	$16	$-	$16	$-

Certain equipment, included in property, plant and equipment on the balance sheet, with a carrying amount of approximately $32,000, was written down to its fair value of approximately $16,000, resulting in an impairment charge of $16,000 for the fiscal year ended March 31, 2012.  The equipment was valued using a market approach.  The values were determined using market prices of similar pieces of equipment.  The Company determined that during the fiscal year ended March 31, 2013, there existed no additional impairment of our long-lived assets.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company has evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to the Company.

C.

Related Party Transactions

On January 16, 2013, Michael Adams, the Company’s President and Chief Executive Officer, advanced the Company $60,000 for working capital purposes.  The advance was payable on demand and did not bear interest.

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

E.

Inventories

Inventories, net are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2013	2012
Raw materials	$102	$188
Work in progress	7	4
Finished goods	149	159
Total inventories, net	$258	$351

F.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2013	2012
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,235	1,234
Furniture, fixtures and office equipment	285	285
	4,725	4,765
Less: accumulated depreciation	(2,426)	(2,237)
	$2,299	$2,487

Depreciation expense for the fiscal years ended March 31, 2013 and 2012 was approximately $188,000 and $197,000, respectively.

As a result of the Company’s evaluation of the recoverability of its property, plant and equipment, the Company recorded impairment of a single group of production equipment that existed during the fiscal year ended March 31, 2012, accordingly, the Company recorded an impairment charge of $16,000.  The Company determined that during the fiscal year ended March 31, 2013, there existed no additional impairment of its long-lived assets.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  The initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $95,000 as of March 31, 2013.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

G.

Income Taxes

As of March 31, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

Tax years 2009 through 2013 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between the Company’s effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2013	2012
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	-9.8%
Non-deductible expenses	-6.7%	-1.0%
Federal R&D tax credits, net	0.4%	0.8%
Expired federal operating loss carry forward	0.0%	0.0%
Adjustment of prior year excess tax benefit	-11.5%	-12.2%
Change in valuation allowance	-21.7%	-11.8%
Effective tax rate	0.0%	0.0%

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the significant components of the Company’s deferred tax assets as of March 31, 2013 and 2012:

	March 31,
(in thousands)	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$9,261	$8,976
Capital loss carry forward	3,576	3,576
Tax credit carry forward	270	258
Inventory and receivable allowances	66	88
Accrued expenses deductible when paid	71	70
Deferred tax assets	13,244	12,968
Deferred Tax Liabilities:
Depreciation and amortization	(150)	(203)
Deferred tax liabilities	(150)	(203)
Net deferred tax assets	13,094	12,765
Valuation allowance	(13,094)	(12,765)
Net deferred tax assets	$-	$-

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of March 31, 2013 and 2012.

As of March 31, 2013, the Company has the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$26,094	$123	2014 to 2033
State	$10,313	$223	2014 to 2018
Capital loss carryforward	$9,065		2015 to 2016

The Company’s net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Approximately $1,400,000 of the above Federal net operating loss carryforwards relate to stock compensation.  The related tax benefit of approximately $553,000 will be credited to additional paid-in capital upon realization.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

I.

Long-Term Financing Obligation

On December 22, 2011, the Company entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  Pursuant to a lease agreement, the initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments.  As of March 31, 2012, the balance of the prepaid lease payment was $210,000 and is included in prepaid expenses and other current assets of the consolidated balance sheets.  In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $146,000 as of March 31, 2012.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2013 and 2012, the total financing obligation was $1,986,000, respectively.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financing transaction:

Gross proceeds from sale of land and building	$2,000,000
Less:
Repayment of promissory note	(800,000)
Prepayment penalty on promissory note	(99,000)
Transaction costs	(102,000)
Net proceeds from sale of land and building	$999,000

The future minimum lease payments as of March 31, 2013 are as follows:

Fiscal Years Ending March 31,
2014	$335,000
2015	335,000
2016	335,000
2017	345,000
2018	355,000
Thereafter	3,255,000
$4,960,000

J.

Contingencies

The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which the Company believes will not have a material affect on its financial position or results of operations.

K.

Concentration of Credit Risk and Major Customers

For the year ended March 31, 2013, three customers represented 33%, 17% and 13% of revenues, respectively.  For the year ended March 31, 2012, two customers represented 30% and 24%, respectively, of our revenues.

As of March 31, 2013, the Company had accounts receivable-trade of $95,000, or 65%, due from three customers.  As of March 31, 2012, the Company had accounts receivable-trade of $145,000, or 97%, due from three customers.

As of March 31, 2013, the Company had $208,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2012, the Company had $142,000 due from four customers related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in the Company’s consolidated balance sheets.

During the year ended March 31, 2013, four vendors represented, in the aggregate, $93,000, or 81%, of material purchases used in the production process.  During the year ended March 31, 2012, four vendors represented, in the aggregate, $101,000, or 76%, of material purchases used in the production process.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.

Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding.  In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008.  Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Junior Preferred Stock.  As of March 31, 2013, there was no Junior Preferred Stock issued or outstanding.

Common Stock Options and Warrants

On March 31, 2008, the Company issued warrants to the investment bankers, who assisted in the sale of a former subsidiary, to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

There were no exercises of options or warrants by employees and consultants during the fiscal years ended March 31, 2013 and 2012.

Employee Stock Purchase Plan

During the fiscal year ended March 31, 2012, the Company issued 140,566 shares of its common stock to its employees pursuant to the terms of the Employee Stock Purchase Plan (the “ESP Plan”), as amended, and received cash proceeds of approximately $7,000.  During the fiscal year ended March 31, 2012, the Company also recorded stock compensation of $1,000 to reflect the effect of the benefit received by the employees for the issuance of common stock at a 15% discount to the fair market value of the Company’s common stock on the settlement date.  As of March 31, 2012, the Company issued all 500,000 shares authorized for issuance under the ESP Plan.  Accordingly, there were no shares of its common stock available for issuance or issued pursuant to the ESP Plan during the fiscal year ended March 31, 2013.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase by the Company of up to 250,000 of its shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by the Company under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the years ended March 31, 2013 and 2012.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

Activity under the Plans for the year ended March 31, 2013 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2012	2,130,119	$1.03
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(285,619)	1.29
Options outstanding as of March 31, 2013	1,844,500.99		5.36	$-
Options exercisable as of March 31, 2013	1,744,500	1.03	5.25	$-
Options vested or expected to vest as of March 31, 2013	1,844,500.99		5.36	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 30, 2013 of $0.052 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2013.  There were no stock options exercised under the Plan for the fiscal years ended March 31, 2013 and 2012.  The total fair value of stock options that vested during the fiscal years ended March 31, 2013 and 2012 was $33,000 and $46,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013, there were no shares remaining to be granted under the 1996 Stock Option Plan and 771,250 shares were available for grant under the 2003 Stock Option Plan.

For the fiscal years ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense for options of approximately $33,000 and $44,000, respectively.  As of March 31, 2013, the Company has approximately $8,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of .39 years.

N.

Benefit Plans and Employment Agreements of Executive Officers

The Company has the AdvanSource 401(k) Retirement Savings Plan established under Section 401(k) of the Internal Revenue Code.  All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  The Company’s contributions are discretionary.  The Company made matching contributions of approximately $9,000 and $8,000 during the fiscal years ended March 31, 2013 and 2012, respectively.

On August 7, 2006, the Company appointed Michael F. Adams as Chief Executive Officer and President of the Company.  Mr. Adams has been a director of the Company since May 1999 and joined the Company as its Vice President of Regulatory Affairs and Business Development on April 1, 2006.  The Company entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, Mr. Adams will be employed by the Company for two years and receive an annual base salary of $290,000, as amended, which is subject to annual review by the Company’s Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  The Company did not renew the Adams Agreement at the end of the initial term, however, the Adams agreement provides that lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  As a result, the Adams Agreement currently continues on a month-to-month basis and is subject to all of the terms and conditions of the Adams Agreement.  Either party has the right to terminate the Adams Agreement upon 30 days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, the Company is obligated to (i) pay Mr. Adams an amount equal to two times his annual base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six months after such termination shall be paid by the Company, and (iii) provide Mr. Adams life insurance benefits for one year after such termination at the Company’s expense.  During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000.  There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2013 and 2012.

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

As a result of several dilutive financings by CorNova, the Company’s ownership interest decreased, accordingly, the Company began using the cost method of accounting during fiscal 2009.  As of March 31, 2013, the Company’s ownership interest in CorNova was less than 1.0%.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no additional obligation to contribute assets or additional common stock nor to assume any liabilities or to fund any losses that CorNova may incur.

P.

Subsequent Events

The Company evaluated all events or transactions that occurred after the consolidated balance sheet date through the date when the Company filed these consolidated financial statements and determined that it did not have any material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2013	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 15, 2013	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 15, 2013	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 15, 2013	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 15, 2013	/s/ Mark Tauscher
Mark Tauscher Director
Dated: July 15, 2013	/s/ David Volpe
David Volpe Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)