Form 10-K/A
period 2013-03-31
AdvanSource Biomaterials Corp
filed 2013-07-17
CIK 1011060

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

EXPLANATORY PARAGRAPH

Advansource Biomaterials Corporation is filing this Amendment (the “Amendment”) to its Annual Report on Form 10-K for the fiscal period ended March 31, 2013, originally filed with the Securities and Exchange Commission on July 15, 2013 (the “Original Filing”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) as required by Rule 405 of Regulation S-T. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No changes have been made to the Original Filing other than the furnishing of the exhibits as set forth in Item 15 herein. This Amendment continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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
Dated: July 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.