Form 10-K/A
period 2013-03-31
AdvanSource Biomaterials Corp
filed 2013-07-29
CIK 1011060

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, originally filed on July 15, 2013. We are filing this Amendment No. 2 to include the information required by Part III and not included in the Original Filing as we will not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2013. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2, respectively), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, Amendment No. 2 restates only Part III of the original Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

AdvanSource Biomaterials Corporation (“AdvanSource”) is currently comprised of four directors. Our directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of July 15, 2013.

Name	Age	Position
Michael F. Adams	57	Director, President and Chief Executive Officer
David Volpe	58	Chief Financial Officer
William J. O'Neill, Jr.	71	Director, Chairman of the Board
Michael L. Barretti	68	Director
Mark R. Tauscher	61	Director
Anthony J. Armini, Ph.D.	75	Director*

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

Michael F. Adams

Mr. Adams has been our director since May 1999.  Mr. Adams was appointed as our President and Chief Executive Officer on August 7, 2006. From April 1, 2006 until August 7, 2006, Mr. Adams was our Vice President of Regulatory Affairs and Business Development. Prior to April 2006, Mr. Adams was the Vice President of PLC Systems, Inc. Prior to joining PLC Systems in September 2000, Mr. Adams was Vice President of Assurance Medical, Inc. Prior to joining Assurance Medical in June 1999, Mr. Adams was the Chief Operating Officer and Vice President of Regulatory Affairs and Quality Assurance of CardioTech from June 1998 to May 1999. From November 1994 through June 1998, Mr. Adams served as the Vice President of Cytyc Corporation. Mr. Adams received a BS from the University of Massachusetts.

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

Michael L. Barretti

Mr. Barretti has been our director since January 1998. On June 30, 2013, Mr. Barretti retired as the Director of Executive Education and professor of marketing at Suffolk University in Boston, however he continues to act as a professor at Suffolk University on a part-time basis. Mr. Barretti has been the President of Cool Laser Optics, Inc., a company which commercializes optical technology specific to the medical laser industry, since July 1996. From September 1994 to July 1996, Mr. Barretti was Vice President of Marketing for Cynosure, Inc., a manufacturer of medical and scientific lasers. From June 1987 to September 1994, Mr. Barretti was a principal and served as Chief Executive Officer of NorthFleet Management Group, a marketing management firm serving the international medical device industry. From January 1991 to May 1994, Mr. Barretti also acted as President of Derma-Lase, Inc., the U.S. subsidiary of a Glasgow, Scotland supplier of solid-state laser technologies to the medical field. Mr. Barretti received his BA from St. Johns University and an MBA from Suffolk University. Mr. Barretti is retired as a United States Marine Corps officer.

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

Board Leadership Structure

The Board appointed Mr. William J. O’Neill, Jr., an independent director, to serve as the Chairman of the Board of Directors. The Board has elected to separate the Chairman function from that of the Chief Executive Officer, who serves as our principal executive officer, due to a belief that separating these functions, and empowering an independent director to chair the Board meetings, will result in increased Board oversight of management activities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2013.

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

Committees of the Board of Directors

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has designated, from among its members, Mr. William J. O’Neill, Jr. as the member of the Audit Committee. The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

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

During the fiscal year ended March 31, 2013, the Audit Committee met four (4) times. The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Mr. Michael L. Barretti.  The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans. The Board of Directors has determined that Mr. Barretti is a “Non-Employee” director as defined in Rule 16b-3 of the Exchange Act, and an “Outside” director as defined in Section 162(m) of the Internal Revenue Code, as amended. The Compensation Committee met one time in fiscal 2013.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Mr. Mark R. Tauscher. The Nominating/Corporate Governance Committee’s responsibilities include identifying individuals qualified to become Board members; recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and reviewing and making recommendations to the Board with respect to management succession planning. The Nominating/Corporate Governance Committee did not meet independently during the fiscal year ended March 31, 2013. The responsibilities of the Nominating/Corporate Governance Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2013 and 2012 by our named executive officers.

Named Executive Officers	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Michael F. Adams President & Chief Executive Officer	2013	$320,000	$-	$-	$8,000	(3)	$328,000
	2012	$320,000	$-	$-	$19,000	(3)	$339,000

David Volpe Chief Financial Officer	2013	$200,000	$-	$-	6,000	(4)	206,000
	2012	$46,000	$-	$-	166,000	(4)	212,000

(1)

The amount reported in this column for the named executive officers represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation. No stock-based compensation was granted to named executive officers during the fiscal years ended March 31, 2013 and 2012.

(2)

All other compensation includes, but is not limited to, premiums paid by us for medical, dental, disability and group term life insurance for the named executive officers; and consulting fees paid to Mr. Volpe prior to January 1, 2012 when he provided services to us in the capacity of acting chief financial officer on a consultative basis.

(3)

All other compensation of Mr. Adams is composed of approximately $5,000 and $5,000 for premiums paid by us for medical and dental insurance, and $3,000 and $3,000 in premiums paid by us for disability and life insurance, and $0 and $11,000 for vehicle allowance and personal use of leased vehicles during the fiscal years ended March 31, 2013 and 2012, respectively.

(4)

All other compensation of Mr. Volpe is composed of approximately $4,000 and $4,000 for premiums paid by us for medical and dental insurance, and $2,000 and $2,000 in premiums paid by us for disability and life insurance during the fiscal years ended March 31, 2013 and 2012, respectively. In addition, all other compensation includes consulting fees earned by Mr. Volpe while in his capacity as our acting chief financial officer of $160,000 during the fiscal year ended March 31, 2012.

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

The term of the Adams Agreement expired on August 6, 2008. The Company did not renew the Adams Agreement at the end of the initial term; however, the Adams agreement provides that lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis. As a result, the Adams Agreement currently continues on a month-to-month basis and is subject to all of the terms and conditions of the Adams Agreement. We and Mr. Adams each have the right to terminate the Adams Agreement at any time, with or without cause, as defined below, upon 30 days prior written notice. In the event that we terminate the applicable Adams Agreement without cause, or Mr. Adams terminates his employment for good reason following a change in control, as defined below, or we fail to renew the Adams Agreement within two years following the occurrence of a change in control, Mr. Adams will be entitled to receive severance equal to 2.0 times his annual base salary at termination. In such event, Mr. Adams will be bound by a non-compete covenant for one year following termination of his employment.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by us of the Chief Executive Officer without Cause, (ii) termination for Good Reason by the Chief Executive Officer following a Change in Control, or (iii) failure by us to renew the Employment Agreement within two years following the occurrence of a Change in Control. The estimated incremental compensation assumes the triggering event had occurred on March 31, 2013. Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.  No other named executive officer in fiscal 2013 is entitled to receive any payments upon termination or a change of control.

Named Executive Officer	Salary ($)		COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Michael F. Adams	$640,000	(1)	$-	$1,000	$-

(1)

Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $320,000 per annum, the base salary then in effect as of March 31, 2013.

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

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding outstanding stock options held by the named executive officers as of the fiscal year ended March 31, 2013.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael F. Adams President and Chief Executive Officer	12,500	-		5.40	12/31/2013
	30,000	-		2.60	2/14/2015
	100,000	-		1.23	10/16/2017
	100,000	-		1.23	10/16/2017
	200,000	-		0.31	5/8/2019
	187,500	62,500	(1)	0.29	7/1/2020
	630,000	62,500

David Volpe Chief Financial Officer	150,000	-		0.29	8/11/2019
	112,500	37,500	(2)	0.26	10/6/2020
	262,500	37,500
	892,500	100,000

(1)

Options vested at the rate of 25% on July 1, 2010, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on July 1, 2013.

(2)

Options vested at the rate of 25% on October 6, 2010, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on October 6, 2013.

2013 Option Exercises and Stock Vested

During the year ended March 31, 2013, there were no exercises of option awards by the named executive officers.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 15, 2013, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) all of our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 15, 2013. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams (3)	1,153,980	5.4%
Michael L. Barretti (4)	219,988	1.0%
William J. O'Neill, Jr. (5)	230,000	1.1%
David Volpe (6)	382,653	1.8%
All current executive officers and directors as a group (5 persons) (7)	1,986,621	9.2%

*

Less than 1%.

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is AdvanSource Biomaterials Corporation, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)

Based on 21,490,621 outstanding shares as of July 15, 2013.

(3)

Includes 692,500 shares of common stock, which may be purchased within 60 days of July 15, 2013 upon the exercise of stock options.

(4)

Includes 219,873 shares of common stock, which may be purchased within 60 days of July 15, 2013 upon the exercise of stock options.

(5)

Includes 230,000 shares of common stock, which may be purchased within 60 days of July 15, 2013 upon the exercise of stock options.

(6)

Includes 262,500 shares of common stock, which may be purchased within 60 days of July 15, 2013 upon the exercise of stock options.

(7)

See footnotes (3) through (6).

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On January 16, 2013, Michael Adams, our President, Chief Executive Officer and Director, advanced us $60,000 for working capital purposes. The advance is payable on demand and does not bear interest.

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

Board Attendance

The Board met one time during the year ended March 31, 2013.  Each director attended this meeting of the Board and of committees of the Board on which he served during fiscal 2013. The non-management members of the Board met, without any members of management present, at the scheduled Board of Directors meeting. The members of the Board and its committees acted by unanimous written consent one time during the year ended March 31, 2013 pursuant to Delaware law. We do not have a formal policy regarding attendance at the Annual Meeting by directors, but we strongly encourage all directors to attend the Annual Meeting when an Annual Meeting is held.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of July 15, 2013, is indicated in the table below.

Directors	Audit	Compensation	Nominating/Corporate Governance
William J. O'Neill, Jr.	X
Michael L. Barretti		X
Mark R. Tauscher			X

The Board of Directors has determined that all of the members of each committee are independent pursuant to the requirements as contemplated by Rule 10A-3 under the Exchange Act.

Directors’ Compensation

The following table sets forth the annual compensation of AdvanSource non-employee directors for fiscal 2013, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and member of the Audit committee, and equity awards in the form of options pursuant to the 2003 Stock Option Plan. Employee directors do not receive any separate compensation for their service on the Board.

Name (in thousands)	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
William J. O’Neill, Jr.	$24	$-	$-	$24
Michael L. Barretti	15	-	-	15
Mark R. Tauscher	15	-	-	15
Anthony J. Armini, PhD. (2)	7	-	-	7

(1)

The amount reported in this column for the non-employee directors represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.  There were no option awards granted to non-employee directors during fiscal 2013.

(2)

On June 20, 2012, Dr. Anthony J. Armini notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective September 30, 2012.

Item 14.

Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Liggett, Vogt & Webb P.A., our independent registered public accounting firm; and Moody, Famiglietti & Andronico, LLP and McGladrey & Pullen, LLP, our predecessor independent registered public accounting firms, for professional services rendered for the fiscal years ended March 31, 2013 and 2012.

Fee Category	Years Ended March 31,
(in thousands)	2013	2012
Audit fees -Liggett, Vogt & Webb P.A.	35	-
Audit fees - Moody, Famiglietti & Andronico, LLP	$20	$45
Audit fees - McGladrey, LLP (formerly McGladrey & Pullen, LLP)	-	56
Other audit related fees	-	-
Tax fees - Romito, Tomasetti & Associates, P.C.	10	19
Total fees	$65	$120

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

Dated: July 29, 2013	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.