Form 10-Q
period 2013-06-30
AdvanSource Biomaterials Corp
filed 2013-08-13
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$75	$103
Accounts receivable-trade, net of allowance of $5 as of June 30, 2013 and March 31, 2013	101	145
Accounts receivable-other	161	208
Inventories, net	257	258
Prepaid expenses and other current assets	-	6
Total current assets	594	720
Property, plant and equipment, net	2,252	2,299
Deferred financing costs, net	91	93
Other assets	47	10
Total assets	$2,984	$3,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$226	$170
Accrued expenses	225	170
Related party payable	60	60
Deferred revenue	11	25
Total current liabilities	522	425
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	103	88
Total long-term liabilities	2,089	2,074
Total liabilities	2,611	2,499

Commitments and contingencies

Stockholders' equity:
Preferred stock: $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and March 31, 2013	-	-
Common stock: $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued and 21,490,621 shares outstanding as of June 30, 2013 and March 31, 2013, respectively	21	21
Additional paid-in capital	38,019	38,013
Accumulated deficit	(37,637)	(37,381)
	403	653
Less: treasury stock, 76,692 shares at cost as of June 30, 2013 and March 31, 2013	(30)	(30)
Total stockholders' equity	373	623
Total liabilities and stockholders' equity	$2,984	$3,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012
Revenues:
Product sales	$264	$343
License, royalty and development fees	228	122
	492	465
Cost of sales	195	181
Gross profit	297	284
Operating expenses:
Research, development and regulatory	95	131
Selling, general and administrative	372	462
	467	593
Loss from operations	(170)	(309)
Interest expense	(86)	(84)
Net loss	$(256)	$(393)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)
Shares used in computing net loss per common share, basic and diluted	21,491	21,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AdvanSource Biomaterials Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(256)	$(393)
Adjustments to reconcile net to net cash flows used in operating activities:
Depreciation	47	47
Amortization of deferred financing costs	2	2
Stock-based compensation	6	11
Changes in assets and liabilities:
Accounts receivable-trade	44	1
Accounts receivable-other	47	56
Inventories	1	-
Prepaid expenses and other current assets	6	75
Accounts payable	56	18
Accrued expenses	28	25
Deferred revenue	(14)	(14)
Net cash flows used in operating activities	(33)	(172)
Cash flows from investing activities:
Increase in other assets	(10)	-
Net cash flows used in investing activities	(10)	-
Cash flows from financing activities:
Accrued interest on financing obligation	15	12
Net cash flows provided by financing activities	15	12
Net change in cash	(28)	(160)
Cash at beginning of period	103	484
Cash at end of period	$75	$324

Supplemental disclosure of cash flow information:
Interest paid	$83	$72
Taxes paid	$-	$-

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

Our corporate, development and manufacturing operations are located in our leased facility in Wilmington, Massachusetts.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K as of and for the year ended March 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2013.

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

3.

New Accounting Pronouncement

We have evaluated all issued but not effective accounting pronouncements and determined they are either immaterial or not relevant to us.

4.

Related Party Transactions

On January 16, 2013, Michael Adams, the Company’s President and Chief Executive Officer, advanced the Company $60,000 for working capital purposes.  The advance was payable on demand and did not bear interest. As of June 30, 2013 and March 31, 2013 the outstanding balance was $60,000, respectively.

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

Activity under the Plans for the three months ended June 30, 2013 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2013	1,844,500	$0.99
Granted	25,000	0.075
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of June 30, 2013 (unaudited)	1,869,500	0.98	5.18	$-
Options exercisable as of June 30, 2013 (unaudited)	1,750,750	1.03	5.02	$-
Options vested or expected to vest as of June 30, 2013 (unaudited)	1,869,500	0.98	5.18	$-

Our unaudited condensed consolidated statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $6,000 and $11,000 for the three months ended June 30, 2013 and 2012, respectively. There was no income tax benefit related to these costs. As of June 30, 2013, the total amount of unrecognized equity-based compensation expense was approximately $3,000 which will be recognized over a weighted average period of 1.12 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2013 (unaudited)	March 31, 2013
Raw materials	$94	$102
Work in process	9	7
Finished goods	154	149
Total inventories, net	$257	$258

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2013 (unaudited)	March 31, 2013
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,235	1,235
Furniture, fixtures and office equipment	285	285
	4,725	4,725
Less: accumulated depreciation	(2,473)	(2,426)
	$2,252	$2,299

For the three months ended June 30, 2013 and 2012, depreciation expense was $47,000 and $47,000, respectively.

8.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of potential shares. At June 30, 2013 and 2012, potentially dilutive shares of 2,088,798 and 2,349,417, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive and the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

9.

Stockholders’ Equity

Common Stock and Warrants

At June 30, 2013 and March 31, 2013, warrants to purchase 219,298 shares of common stock were outstanding at an exercise price of $0.874 per share, which are exercisable until March 31, 2015. We issued no warrants during the three months ended June 30, 2013 and 2012.

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of March 31, 2013 as all 500,000 shares authorized under the ESP Plan have been issued..

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of June 30, 2013 and March 31, 2013.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of June 30, 2013 and March 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of December 31, 2012, the balance of the prepaid lease payment was $0 and there is no further obligation to provide for prepaid lease payments. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $82,000 as of June 30, 2013.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of June 30, 2013 and March 31, 2013, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $103,000 and $88,000, respectively. The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

12.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which we believe will not have a material affect on our financial position or results of operations.

13.

Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2013, three customers represented 72% of our total revenues. For the three months ended June 30, 2012, two customers represented 56% of our total revenues.

As of June 30, 2013, we had accounts receivable-trade, net, of $68,000, or 67%, due from two customers. As of March 31, 2013, we had accounts receivable-trade, net, of $95,000, or 65%, due from three customers.

As of June 30, 2013, we had $161,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2013, we had $208,000 due from four customer related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed consolidated balance sheets.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and the risk factors discussed therein under Part I. Item 1A.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2013. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2013.

Results of Operations

Three Months Ended June 30, 2013 vs. June 30, 2012

Revenues

Total revenues for the three months ended June 30, 2013 were $492,000 as compared with $465,000 for the prior year period, an increase of $27,000, or 5.8%.

Product sales of our biomaterials for the three months ended June 30, 2013 were $264,000 as compared with $343,000 for the prior year period, a decrease of $79,000, or 23.0%. Although we continue to benefit from opportunities from existing and new customers, the decrease is due in part to the decision by a significant customer to place a large order requiring product delivery, subject to their acceptance of the product, during the second and third quarters of fiscal 2014.

License, royalty and development fees for the three months ended June 30, 2013 were $228,000 as compared with $122,000 for the prior year period, an increase of $106,000 or 86.9%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is primarily due to the recognition of revenue related to a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices, which was entered into in June 2011. During the three months ended June 30, 2013, we achieved an additional milestone and recognized $120,000 of revenue in connection with the Agreements. Since inception of the Agreements, we have recognized revenue of $600,000, in the aggregate, through June 30, 2013.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2013 was $297,000, or 60.3% of total revenues, compared with $284,000, or 61.1% of total revenues, for the prior year period. Although gross profit dollars and gross profit as a percentage of total revenues is relatively flat, as discussed in more detail below, the decrease in product sales volume resulted in a decrease in gross profit, which was offset by the gross profit benefit from increased fees from license and royalty fees.

Gross profit on product sales for the three months ended June 30, 2013 was $69,000, or 26.1% of product sales, compared with $162,000, or 47.2% of product sales, for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of product sales is primarily due to the reduced absorption of fixed overhead costs due to lower product sales. We believe our efforts to improve manufacturing overhead costs and processes have stabilized, and anticipated growth in product sales from a significant customer, as previously discussed, should benefit future gross profit on product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2013 were $95,000 as compared with $131,000 for the prior year period, a decrease of $36,000 or 27.5%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $372,000 as compared with $462,000 for the prior year period, a decrease of $90,000, or 19.5%. The decrease is primarily due to reductions in legal, accounting and regulatory fees, and insurance costs.

Interest Expense

Interest expense for the three months ended June 30, 2013 were $86,000 as compared to $84,000 for the comparable prior year period, an increase of $2,000 or 2.4%. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $75,000. This represents a decrease of $28,000 when compared to a balance of $103,000 as of March 31, 2013.

During the three months ended June 30, 2013, we had net cash outflows of $33,000 from operating activities as compared with net cash outflows of $172,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows used in operating activities decreased by approximately $139,000, as compared to the prior year period, primarily due to (i) increased royalty and licensing fees and timely collection of receivables; and ii) extended payment terms with certain vendors. These cash inflows were offset by our net loss for the period.

With respect to cash flows from financing activities, during the three months ended June 30, 2013, we had net cash inflows of $15,000 from accrued interest on financing obligations as compared to net cash inflows of $12,000 for the prior year period from.

There were no options or warrants exercised during the three months ended June 30, 2013 and 2012, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of June 30, 2013 our cash position and cash flows from our fiscal 2014 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2013, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Dated: August 13, 2013