Form 10-Q
period 2013-09-30
AdvanSource Biomaterials Corp
filed 2013-11-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 13, 2013, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$193	$103
Accounts receivable-trade, net of allowance of $5 as of September 30, 2013 and March 31, 2013	215	145
Accounts receivable-other	75	208
Inventories, net	355	258
Prepaid expenses and other current assets	23	6
Total current assets	861	720
Property, plant and equipment, net	2,206	2,299
Deferred financing costs, net	90	93
Other assets	47	10
Total assets	$3,204	$3,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$262	$170
Accrued expenses	250	170
Notes payable	100	-
Related party payable	60	60
Deferred revenue	222	25
Total current liabilities	894	425
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	118	88
Total long-term liabilities	2,104	2,074
Total liabilities	2,998	2,499

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock: $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock: $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued and 21,490,621 shares outstanding as of September 30, 2013 and March 31, 2013, respectively	21	21
Additional paid-in capital	38,044	38,013
Accumulated deficit	(37,829)	(37,381)
	236	653
Less: treasury stock, 76,692 shares at cost as of September 30, 2013 and March 31, 2013	(30)	(30)
Total stockholders' equity	206	623
Total liabilities and stockholders' equity	$3,204	$3,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product sales	$456	$331	$720	$674
License, royalty and development fees	115	120	343	242
	571	451	1,063	916
Cost of sales	188	185	383	366
Gross profit	383	266	680	550
Operating expenses:
Research, development and regulatory	113	112	208	243
Selling, general and administrative	365	393	737	855
	478	505	945	1,098
Loss from operations	(95)	(239)	(265)	(548)
Interest expense	(96)	(85)	(183)	(169)
Net loss	$(191)	$(324)	$(448)	$(717)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Shares used in computing net loss per common share, basic and diluted	21,491	21,491	21,491	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - in thousands)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(448)	$(717)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	93	94
Amortization of deferred financing costs	3	4
Stock-based compensation	31	21
Changes in assets and liabilities:
Accounts receivable-trade	(70)	12
Accounts receivable-other	133	62
Inventories	(97)	(28)
Prepaid expenses and other current assets	(17)	132
Accounts payable	92	48
Accrued expenses	53	(22)
Deferred revenue	197	21
Net cash flows used in operating activities	(30)	(373)
Cash flows from investing activities:
Increase in other assets	(10)	-
Net cash flows used in investing activities	(10)	-
Cash flows from financing activities:
Issuance of promissory notes	100	-
Accrued interest on financing obligation	30	25
Net cash flows provided by financing activities	130	25
Net change in cash	90	(348)
Cash at beginning of period	103	484
Cash at end of period	$193	$136

Supplemental disclosure of cash flow information:
Interest paid	$140	$144
Taxes paid	$-	$-

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended September 30, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended March 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”).

Except as discussed in the following paragraph, significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2013. With respect to license, royalty and development fees, we entered into a non-exclusive license agreement and a consulting services agreement (collectively, the “Agreements”) with a major international developer and manufacturer of medical devices (“Customer”) in June 2011. The Agreements generally provides the Customer with the right to use, and the know-how to produce, a specific proprietary polymer biomaterial for a specific field of use (the “Licensed Polymer”) within the Customer’s suite of medical device products. In accordance with the applicable accounting guidance, we determined the Agreements included certain units of accounting which achievement of milestones resulted in the cumulative recognition of revenues from the inception of the Agreements through June 30, 2013 of $540,000 in the aggregate. Although the Agreements did provide for up to an additional $970,000 in payments based upon the achievement of additional milestones, we mutually agreed with our Customer to amend the Agreements on September 27, 2013 to provide for a fixed payment of $560,000 over a fixed 12 month term ending September 2014. We received $176,000 on September 30, 2013, which was recorded as deferred revenue in our condensed balance sheet as of September 30, 2013, and we will receive 12 monthly payments of $32,000 per month commencing October 2013 and ending September 30, 2013. We will record revenue in the approximate amount of $47,000 on a straight-line basis over the term of the amended Agreements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, useful lives and valuation of property and equipment.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.

New Accounting Pronouncement

We have evaluated all issued but not effective accounting pronouncements and determined they are either immaterial or not relevant to us.

4.

Related Party Transactions

On January 16, 2013, we were advanced $60,000 for working capital purposes by Michael Adams, our President and Chief Executive Officer.  The advance was payable on demand and did not bear interest. As of September 30, 2013 and March 31, 2013 the outstanding balance was $60,000, respectively.

On August 22, 2013, Mr. Adams and David Volpe, our Chief Financial Officer, participated along with three independent investors in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 11). Messrs Adams and Volpe each contributed approximately $13,000 in cash. IN addition to the promissory notes, Messrs Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 9).

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

Activity under the Plans for the six months ended September 30, 2013 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2013	1,844,500	$0.99
Granted	796,250	0.06
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of September 30, 2013 (unaudited)	2,640,750	0.07	6.38	$7
Options exercisable as of September 30, 2013 (unaudited)	2,006,062	0.91	5.32	$2
Options vested or expected to vest as of September 30, 2013 (unaudited)	2,640,750	0.07	6.38	$7

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $15,000 and $10,000 for the three months ended September 30, 2013 and 2012, respectively; and $21,000 and $21,000 for the six months ended September 30, 2013 and 2012, respectively. There was no income tax benefit related to these costs. As of September 30, 2013, the total amount of unrecognized equity-based compensation expense was approximately $35,000 which will be recognized over a weighted average period of 2.81 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	September 30, 2013 (unaudited)	March 31, 2013
Raw materials	$81	$102
Work in process	52	7
Finished goods	222	149
Total inventories, net	$355	$258

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2013 (unaudited)	March 31, 2013
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,235	1,235
Furniture, fixtures and office equipment	285	285
	4,725	4,725
Less: accumulated depreciation	(2,519)	(2,426)
	$2,206	$2,299

For the three months ended September 30, 2013 and 2012, depreciation expense was $46,000 and $47,000, respectively. For the six months ended September 30, 2013 and 2012, depreciation expense was $93,000 and $94,000, respectively.

8.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. At September 30, 2013 and 2012, potentially dilutive shares of 3,295,048 and 2,348,792, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive and the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9.

Stockholders’ Equity

Common Stock and Warrants

On March 31, 2008, we issued warrants to purchase 219,298 shares of our common stock in connection with the disposition of one of our subsidiaries. These warrants are exercisable at a price of $0.874 per share and expire on March 31, 2015. At September 30, 2013 and March 31, 2013, all of these warrants were outstanding.

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and the Company’s chief executive officer and chief financial officer (the “Investors”). The Notes have a six-month term, bear interest at the rate of 1.75% per month and all principal and accrued interest, if any, is due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes are secured by accounts receivable from certain customers. In calculating the estimated fair value of the Warrants, we use the Black-Scholes pricing model with the following assumptions: i) exercise price of $0.075 per share; ii) expected term of one year; iii) expected volatility of 156.9%; iv) risk-free interest rate of 1.64%; and v) expected dividend yield of 0.0%. The estimated fair value of approximately $10,000 was recorded as interest expense in our consolidated statements of operations.

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of March 31, 2013 as all 500,000 shares authorized under the ESP Plan have been issued.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of September 30, 2013 and March 31, 2013.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and March 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Notes Payable

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and the Company’s chief executive officer and chief financial officer (the “Investors”). The Notes have a six-month term, bear interest at the rate of 1.75% per month and all principal and accrued interest, if any, is due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes are secured by accounts receivable from certain customers.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

12.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of December 31, 2012, the balance of the prepaid lease payment was $0 and there is no further obligation to provide for prepaid lease payments. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $69,000 as of September 30, 2013.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of September 30, 2013 and March 31, 2013, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $118,000 and $88,000, respectively. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which we believe will not have a material affect on our financial position or results of operations.

14.

Concentrations of Credit Risk and Major Customers

For the three months ended September 30, 2013, two customers represented 70% of our total revenues. For the three months ended September 30, 2012, three customers represented 69% of our total revenues.

For the six months ended September 30, 2013, three customers represented 71% of our total revenues. For the six months ended September 30, 2012, two customers represented 61% of our total revenues.

As of September 30, 2013, we had accounts receivable-trade, net, of $183,000, or 85%, due from two customers. As of March 31, 2013, we had accounts receivable-trade, net, of $95,000, or 65%, due from three customers.

As of September 30, 2013, we had $75,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2013, we had $208,000 due from four customer related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

15.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these unaudited condensed financial statements. During this period, we did not have any material recognizable subsequent events.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2013. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2013.

Results of Operations

Three Months Ended September 30, 2013 vs. September 30, 2012

Revenues

Total revenues for the three months ended September 30, 2013 were $571,000 as compared with $451,000 for the prior year period, an increase of $120,000, or 26.6%.

Product sales of our biomaterials for the three months ended September 30, 2013 were $456,000 as compared with $331,000 for the prior year period, an increase of $125,000, or 37.8%. The increase is due to the growth in product sales from existing and new customers, including commencement of product deliveries to a significant customer who previously placed a large order during the first quarters of fiscal 2014.

License, royalty and development fees for the three months ended September 30, 2013 were $115,000 as compared with $120,000 for the prior year period, a decrease of $5,000 or 4.2%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the  termination of exclusivity fees from one domestic customer on a continuing royalty and product supply agreement. This decrease was offset, in part, by increased quarterly royalties from the same customer.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2013 was $383,000, or 67.1% of total revenues, compared with $266,000, or 59.0% of total revenues, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improved absorption of fixed overhead costs resulting from the increase in product sales volume.

Gross profit on product sales for the three months ended September 30, 2013 was $268,000, or 58.8% of product sales, compared with $146,000, or 44.1% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improved absorption of fixed overhead costs resulting from the increase in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2013 were $113,000 as compared with $112,000 for the prior year period, an increase of $1,000 or 0.9%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses have remained stable from quarter to quarter. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $365,000 as compared with $393,000 for the prior year period, a decrease of $28,000, or 7.1%. The decrease is primarily due to reduction in administrative consulting costs.

Interest Expense

Interest expense for the three months ended September 30, 2013 were $96,000 as compared to $85,000 for the comparable prior year period, an increase of $11,000 or 12.9%. Interest expense is composed primarily of interest accrued in connection with the financing obligation. Additionally, the increase in interest expense is attributable to approximately $10,000 of stock-based compensation ascribed to the warrants issued in connection with the August 22, 2013 Note and Warrant financing transaction.

Six Months Ended September 30, 2013 vs. September 30, 2012

Revenues

Total revenues for the six months ended September 30, 2013 were $1,063,000 as compared with $916,000 for the prior year period, an increase of $147,000, or 16.1%.

Product sales of our biomaterials for the six months ended September 30, 2013 were $720,000 as compared with $674,000 for the prior year period, an increase of $46,000, or 6.8%. The increase is due to the growth in product sales from existing and new customers, including commencement of product deliveries to a significant customer who previously placed a large order during the first quarters of fiscal 2014.

License, royalty and development fees for the six months ended September 30, 2013 were $343,000 as compared with $242,000 for the prior year period, an increase of $101,000 or 41.7%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is primarily due to the recognition of revenue related to a long-term license and consulting agreement (the “Agreements”) with a major international developer and manufacturer of medical devices, which was entered into in June 2011. During the six months ended September 30, 2013, we achieved an additional milestone and recognized $120,000 of revenue in connection with the Agreements. Since inception of the Agreements, we have recognized revenue of $540,000, in the aggregate, through September 30, 2013.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2013 was $680,000, or 64.0% of total revenues, compared with $550,000, or 60.0% of total revenues, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is attributable to the increase in license and consulting agreement revenue from a major international manufacturer of medical devices, as discussed in the prior paragraph; and the increase ion product sales during the second quarter of fiscal 2014, as further discussed in the following paragraph.

Gross profit on product sales for the six months ended September 30, 2013 was $337,000, or 46.8% of product sales, compared with $308,000, or 45.7% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improved absorption of fixed overhead costs resulting from the increase in product sales volume. This improvement in fixed overhead absorption was most pronounced during the second quarter of fiscal 2014.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2013 were $208,000 as compared with $243,000 for the prior year period, a decrease of $35,000 or 14.4%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2013 were $737,000 as compared with $855,000 for the prior year period, a decrease of $118,000, or 13.8%. The decrease is primarily due to reductions in administrative consulting expenses and trade show related costs.

Interest Expense

Interest expense for the six months ended September 30, 2013 were $183,000 as compared to $169,000 for the comparable prior year period, an increase of $14,000 or 8.3%. Interest expense is composed primarily of interest accrued in connection with the financing obligation. Additionally, the increase in interest expense is attributable to approximately $10,000 of stock-based compensation ascribed to the warrants issued in connection with the August 22, 2013 Note and Warrant financing transaction.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $193,000. This represents an increase of $118,000 and $90,000 when compared to a balance of $75,000 and $103,000 as of June 30, 2013 and March 31, 2013.

During the six months ended September 30, 2013, we had net cash outflows of $30,000 from operating activities as compared with net cash outflows of $373,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows used in operating activities decreased by approximately $343,000, as compared to the prior year period, primarily due to (i) increased product sales and royalty and licensing fees and timely collection of receivables; ii) extended payment terms with certain vendors; and iii) receipt of cash in connection with the amendment of certain license and consulting agreements with a major international developer and manufacturer of medical devices. These cash inflows were offset by our net loss for the period.

During the six months ended September 30, 2013, we had net cash outflows from investing activities of $10,000 related to deposits on the building lease as compared to no net cash outflows for the comparable prior year period.

During the six months ended September 30, 2013, we had net cash inflows from financing activity of $130,000. The cash inflows were attributable to i) accrued interest on financing obligations of $30,000 for the six months ended September 30, 2013 as compared to $25,000 for the comparable prior year period; and ii) proceeds from the issuance of a $100,000 promissory note.

There were no options or warrants exercised during the six months ended September 30, 2013 and 2012, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of September 30, 2013 our cash position and cash flows from our fiscal 2014 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2013, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2013