Form 10-Q
period 2013-12-31
AdvanSource Biomaterials Corp
filed 2014-02-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 13, 2013, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$108	$103
Accounts receivable-trade, net of allowance of $5 as of December 31, 2013 and March 31, 2013	161	145
Accounts receivable-other	82	208
Inventories, net	378	258
Prepaid expenses and other current assets	16	6
Total current assets	745	720
Property, plant and equipment, net	2,153	2,299
Deferred financing costs, net	88	93
Other assets	47	10
Total assets	$3,033	$3,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142	$170
Accrued expenses	227	170
Notes payable	100	-
Related party payable	30	60
Deferred revenue	163	25
Total current liabilities	662	425
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	134	88
Total long-term liabilities	2,120	2,074
Total liabilities	2,782	2,499

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock: $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and March 31, 2013	-	-
Common stock: $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued and 21,490,621 shares outstanding as of December 31, 2013 and March 31, 2013, respectively	21	21
Additional paid-in capital	38,048	38,013
Accumulated deficit	(37,788)	(37,381)
	281	653
Less: treasury stock, 76,692 shares at cost as of December 31, 2013 and March 31, 2013	(30)	(30)
Total stockholders' equity	251	623
Total liabilities and stockholders' equity	$3,033	$3,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Product sales	$425	$440	$1,145	$1,114
License, royalty and development fees	260	429	603	672
	685	869	1,748	1,786
Cost of sales	168	196	551	562
Gross profit	517	673	1,197	1,224
Operating expenses:
Research, development and regulatory	90	99	298	342
Selling, general and administrative	342	376	1,080	1,232
	432	475	1,378	1,574
Income (loss) from operations	85	198	(181)	(350)
Other expense, net:
Interest expense	(88)	(85)	(271)	(254)
Other income	44	-	45	-
	(44)	(85)	(226)	(254)
Net income (loss)	$41	$113	$(407)	$(604)
Net income (loss) per common share, basic and diluted	$0.00	$0.01	$(0.02)	$(0.03)
Shares used in computing net income (loss) per common share, basic and diluted	21,491	21,491	21,491	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - in thousands)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(407)	$(604)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	137	142
Amortization of deferred financing costs	5	5
Stock-based compensation	35	27
Gain on sale of equipment	(36)	-
Changes in assets and liabilities:
Accounts receivable-trade	(16)	(76)
Accounts receivable-other	126	(252)
Inventories	(120)	11
Prepaid expenses and other current assets	(10)	211
Accounts payable	(28)	69
Accrued expenses	30	12
Deferred revenue	138	7
Net cash flows used in operating activities	(146)	(448)
Cash flows from investing activities:
Sale of equipment	45	-
Increase in other assets	(10)	-
Net cash flows used in investing activities	35	-
Cash flows from financing activities:
Issuance of promissory notes	100	-
Repayment of related party payable	(30)	-
Accrued interest on financing obligation	46	39
Net cash flows provided by financing activities	116	39
Net change in cash	5	(409)
Cash at beginning of period	103	484
Cash at end of period	$108	$75

Supplemental disclosure of cash flow information:
Interest paid	$210	$215
Taxes paid	$-	$-

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2013 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended March 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”).

Except as discussed in the following paragraph, significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2013. With respect to license, royalty and development fees, we entered into a non-exclusive license agreement and a consulting services agreement (collectively, the “Agreements”) with a major international developer and manufacturer of medical devices (“Customer”) in June 2011. The Agreements generally provides the Customer with the right to use, and the know-how to produce, a specific proprietary polymer biomaterial for a specific field of use (the “Licensed Polymer”) within the Customer’s suite of medical device products. In accordance with the applicable accounting guidance, we determined the Agreements included certain units of accounting which achievement of milestones resulted in the cumulative recognition of revenues from the inception of the Agreements through June 30, 2013 of $540,000 in the aggregate. Although the Agreements did provide for up to an additional $970,000 in payments based upon the achievement of additional milestones, we mutually agreed with our Customer to amend the Agreements on September 27, 2013 to provide for a fixed payment of $560,000 over a fixed 12 month term ending September 2014. We received $176,000 on September 30, 2013, which was recorded as deferred revenue in our condensed balance sheet as of September 30, 2013 and we will receive 12 monthly payments of $32,000 per month commencing October 1, 2013 and ending September 30, 2014. During the three months ended December 31, 2013 we recognized $140,000 of revenue pursuant to the terms of the amended Agreements. As of December 31, 2013, the unamortized balance of deferred revenue in connection with the amended Agreements was $132,000, which will continue to be recorded as revenue on a straight-line basis over the term of the amended Agreements.

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

4.

Related Party Transactions

On January 16, 2013, we were advanced $60,000 for working capital purposes by Michael Adams, our President and Chief Executive Officer.  The advance was payable on demand and did not bear interest. As of December 31, 2013 and March 31, 2013 the outstanding balance was $30,000 and $60,000, respectively.

On August 22, 2013, Mr. Adams and David Volpe, our Chief Financial Officer, participated along with three independent investors in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 11). Messrs Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 9 and 11). As of December 31, 2013, the principle balance of the promissory notes remained outstanding and no warrants were exercised.

5.

Equity-Based Compensation

Our 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by the Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in our control. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of December 31, 2013, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the nine months ended December 31, 2013 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2013	1,844,500	$0.99	5.36	$-
Granted	796,250	0.06	8.50	$-
Exercised	-	-	-
Cancelled or forfeited	25,000	-	-	$-
Options outstanding as of December 31, 2013 (unaudited)	2,615,750	0.66	6.19	$-
Options exercisable as of December 31, 2013 (unaudited)	2,018,562	0.84	5.16	$-
Options vested or expected to vest as of December 31, 2013 (unaudited)	2,615,750	0.66	6.19	$-

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 1, 2013 and September 4, 2013, we granted options exercisable into 25,000 shares and 771,250 shares, respectively, of our common stock. The fair value of options granted on September 4, 2013 and May 1, 2013 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 4, 2013	May 1, 2013
Dividend yield	0.0%	0.0%
Expected volatility	180.9%	180.6%
Risk-free interest rate	1.27%	2.70%
Expected life in years	8.5	8.5
Fair value of options granted	$0.060	$0.065

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $4,000 and $6,000 for the three months ended December 31, 2013 and 2012, respectively; and $25,000 and $27,000 for the nine months ended December 31, 2013 and 2012, respectively. There was no income tax benefit related to these costs. As of December 31, 2013, the total amount of unrecognized equity-based compensation expense was approximately $32,000 which will be recognized over a weighted average period of 2.67 years.

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	December 31, 2013 (unaudited)	March 31, 2013
Raw materials	$81	$102
Work in process	50	7
Finished goods	247	149
Total inventories, net	$378	$258

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2013 (unaudited)	March 31, 2013
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,235
Furniture, fixtures and office equipment	285	285
	4,704	4,725
Less: accumulated depreciation	(2,551)	(2,426)
	$2,153	$2,299

For the three months ended December 31, 2013 and 2012, depreciation expense was $44,000 and $47,000, respectively. For the nine months ended December 31, 2013 and 2012, depreciation expense was $137,000 and $142,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. At December 31, 2013 and 2012, potentially dilutive shares of 3,270,048 and 2,063,798, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

9.

Stockholders’ Equity

Common Stock and Warrants

On March 31, 2008, we issued warrants to purchase 219,298 shares of our common stock in connection with the disposition of one of our subsidiaries. These warrants are exercisable at a price of $0.874 per share and expire on March 31, 2015. At December 31, 2013 and March 31, 2013, all of these warrants were outstanding.

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

In calculating the estimated fair value of the Warrants, we use the Black-Scholes pricing model with the following assumptions:

August 22, 2013
Dividend yield	0.0%
Expected volatility	156.9%
Risk-free interest rate	1.64%
Expected life in years	1.0

The estimated fair value of approximately $10,000 was recorded as interest expense in our condensed statements of operations. As of December 31, 2013 the principle balance outstanding was $100,000 and all of the warrants were outstanding.

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of March 31, 2013 as all 500,000 shares authorized under the ESP Plan have been issued.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of December 31, 2013 and March 31, 2013.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and March 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Notes Payable

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and the Company’s chief executive officer and chief financial officer (the “Investors”). The Notes have a six-month term, bear interest at the rate of 1.75% per month and all principal and accrued interest, if any, is due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes are secured by accounts receivable from certain customers. As of December 31, 2013 the principle balance outstanding was $100,000 and all of the warrants were outstanding.

12.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. As of December 31, 2012, the balance of the prepaid lease payment was $0 and there is no further obligation to provide for prepaid lease payments. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $49,000 as of December 31, 2013.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of December 31, 2013 and March 31, 2013, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $134,000 and $88,000, respectively. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which we believe will not have a material affect on our financial position or results of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

14.

Concentrations of Credit Risk and Major Customers

For the three months ended December 31, 2013, three customers represented 72% of our total revenues. For the three months ended December 31, 2012, three customers represented 75% of our total revenues.

For the nine months ended December 31, 2013, three customers represented 71% of our total revenues. For the nine months ended December 31, 2012, four customers represented 65% of our total revenues.

As of December 31, 2013, we had accounts receivable-trade, net, of $131,000, or 81%, due from one customer. As of March 31, 2013, we had accounts receivable-trade, net, of $95,000, or 65%, due from three customers.

As of December 31, 2013, we had $82,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2013, we had $208,000 due from four customer related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2013. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2013.

Results of Operations

Three Months Ended December 31, 2013 vs. December 31, 2012

Revenues

Total revenues for the three months ended December 31, 2013 were $685,000 as compared with $869,000 for the prior year period, a decrease of $184,000, or 21.2%.

Product sales of our biomaterials for the three months ended December 31, 2013 were $425,000 as compared with $440,000 for the prior year period, a decrease of $15,000, or 3.4%. The slight decrease is due to one order from one customer resulting in product sales of approximately $165,000 during the three months ended December 31, 2012 which did not recur in the three months ended December 31, 2013. We anticipate future orders from this one customer, although there can be no assurance as to the timing or amount of future orders from this one customer. The decrease in product sales resulting from the absence of orders from this one recurring customer during the three months ended December 31, 2013 was offset by approximately $116,000 in additional sales to our two most significant product sales customers as well as an approximate $84,000 increase in sales from six of recurring customers. As of December 31, 2013 our product sales backorder was approximately $602,000.

License, royalty and development fees for the three months ended December 31, 2013 were $260,000 as compared with $429,000 for the prior year period, a decrease of $169,000 or 39.4%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the net decrease of approximately $288,000 of fees from one domestic customer as a result of the i) termination of exclusivity fees and ii) reduction in royalty and product minimums pursuant to an amendment to a continuing royalty and product supply agreement. This decrease was offset, in part, by increased quarterly fees of approximately $120,000 from a major international developer and manufacturer of medical devices pursuant to the amendment of a non-exclusive license agreement and consulting services agreement.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2013 was $517,000, or 75.5% of total revenues, compared with $673,000, or 77.5% of total revenues, for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of product sales is primarily due to the effect of decreased license, royalty and development fees. The decrease was positively affected by improved margins on product sales.

Gross profit on product sales for the three months ended December 31, 2013 was $257,000, or 60.1% of product sales, compared with $244,000, or 55.5% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improved absorption of fixed overhead costs resulting from the increase in production activities to build inventories for anticipated future product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2013 were $90,000 as compared with $99,000 for the prior year period, a decrease of $9,000 or 9.1%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses have remained stable from quarter to quarter. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $342,000 as compared with $376,000 for the prior year period, a decrease of $34,000, or 9.0%. The decrease is primarily due to reduction in administrative consulting costs and board of director fees.

Other Expense, Net

Other expense, net for the three months ended December 31, 2013 were $44,000 as compared to $85,000 for the comparable prior year period, a decrease in net expense of $41,000 or 48.2%. Interest expense is composed primarily of interest accrued in connection with the financing obligation. Other income is primarily a result of i) a gain on sale of equipment of approximately $36,000 and ii) other income of approximately $8,000 realized from the favorable settlement of an obligation to one vendor.

Nine Months Ended December 31, 2013 vs. December 31, 2012

Revenues

Total revenues for the nine months ended December 31, 2013 were $1,748,000 as compared with $1,786,000 for the prior year period, a decrease of $38,000, or 2.1%.

Product sales of our biomaterials for the nine months ended December 31, 2013 were $1,145,000 as compared with $1,114,000 for the prior year period, an increase of $31,000, or 2.8%. The increase is due to the growth in product sales from existing and new customers, including commencement of product deliveries to a significant customer who previously placed a large order during the first quarter of fiscal 2014. As of December 31, 2013 our product sales backorder was approximately $602,000.

License, royalty and development fees for the nine months ended December 31, 2013 were $603,000 as compared with $672,000 for the prior year period, a decrease of $69,000 or 10.3%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is primarily due to the net decrease of approximately $302,000 of fees from one domestic customer as a result of the i) termination of exclusivity fees and ii) reduction in royalty and product minimums pursuant to an amendment to a continuing royalty and product supply agreement. This decrease was offset, in part, by increased quarterly fees of approximately $240,000 from a major international developer and manufacturer of medical devices pursuant to i) the achievement of certain milestones pursuant to the original non-exclusive license and consulting services agreements and ii) quarterly fees pursuant to the amendment of the non-exclusive license and consulting services agreements.

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2013 was $1,197,000, or 68.5% of total revenues, compared with $1,224,000, or 68.5% of total revenues, for the prior year period. The decrease in gross profit dollars and flat gross profit as a percentage of total revenues is primarily due to the effect of decreased license, royalty and development fees. The decrease was positively affected by improved margins on product sales.

Gross profit on product sales for the nine months ended December 31, 2013 was $594,000, or 51.9% of product sales, compared with $552,000, or 49.6% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improved absorption of fixed overhead costs resulting from the increase in product sales volume. Additionally, absorption of fixed overhead costs further improved as a result of increases in production activities to build inventories for anticipated future product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2013 were $298,000 as compared with $342,000 for the prior year period, a decrease of $44,000 or 12.9%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2013 were $1,080,000 as compared with $1,232,000 for the prior year period, a decrease of $152,000, or 12.3%. The decrease is primarily due to reductions in administrative consulting costs, trade show related costs, and board of director fees.

Other Expense, Net

Other expense, net for the nine months ended December 31, 2013 were $226,000 as compared to $254,000 for the comparable prior year period, a decrease in net expense of $28,000 or 11.0%. Interest expense is composed primarily of interest accrued in connection with the financing obligation. Additionally, the increase in interest expense is attributable to approximately $10,000 of stock-based compensation ascribed to the warrants issued in connection with the August 22, 2013 Note and Warrant financing transaction. Other income is primarily a result of i) a gain on sale of equipment of approximately $36,000 and ii) other income of approximately $8,000 realized from the favorable settlement of an obligation to one vendor.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $108,000. This represents an increase of $33,000, or a 44.0% improvement in our cash balance when compared to a balance of $75,000 as of March 31, 2013.

During the nine months ended December 31, 2013, we had net cash outflows of $146,000 from operating activities as compared with net cash outflows of $448,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows used in operating activities improved by approximately $302,000, as compared to the prior year period, primarily due to (i) increased margins on product sales and timely collection of receivables; ii) extended payment terms with certain vendors; iii) elimination of administrative consultants and reduction of board of director fees; and iv) receipt of cash in connection with the amendment of certain license and consulting agreements with a major international developer and manufacturer of medical devices. These cash inflows were offset by our net loss for the period and the build-up of inventories for future product sales.

During the nine months ended December 31, 2013, we had net cash inflows from investing activities of $35,000 in connection with i) the sale of equipment and ii) deposits on the building lease. We had no cash activity in connection with investing activities during the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, we had net cash inflows from financing activity of $116,000. The cash inflows for the nine months ended December 31, 2013 were attributable to i) accrued interest on financing obligations of $46,000 as compared to $39,000 for the comparable prior year period; and ii) proceeds from the issuance of a $100,000 promissory note. The cash inflows were offset by the $30,000 repayment of a portion of the related party payable.

There were no options or warrants exercised during the nine months ended December 31, 2013 and 2012, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of December 31, 2013 our cash position and cash flows from our fiscal 2014 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 14, 2014