Form 10-K
period 2014-03-31
AdvanSource Biomaterials Corp
filed 2014-07-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 30, 2014, 21,490,621 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $1,453,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2014

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

We also manufacture specialty hydrophilic polyurethanes that are primarily sold to customers as part of exclusive arrangements.  Specifically, one customer is supplied tailored, patented hydrophilic polyurethanes in exchange for a multi-year, royalty-bearing exclusive supply contract which generates royalty income for us.

ChronoFilm is a registered trademark of PolyMedica.  ChronoFlex is our registered trademark.  ChronoThane, ChronoPrene, ChronoSil, HydroThane, and PolyBlend are our trade names.

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material.  As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers.  During the years ended March 31, 2014 and 2013, we generated revenues from license, royalty and development fees of $855,000 and $775,000, respectively.

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

We perform ongoing credit evaluations and maintain allowances for potential credit losses.  As of March 31, 2014, we had accounts receivable-trade of $72,000, or 59%, due from three customers.  As of March 31, 2013, we had accounts receivable-trade of $95,000, or 65%, due from three customers.

As of March 31, 2014, we had $73,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2013, we had $208,000 due from two customer related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in our consolidated balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue.  For the year ended March 31, 2014, three customers represented 34%, 20% and 10% of revenues, respectively.  For the year ended March 31, 2013, three customers represented 33%, 17% and 13%, respectively, of our revenues.

Revenues

Our revenues were $2,626,000 and $2,195,000 for the years ended March 31, 2014 and 2013, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations.  Research, development and regulatory expenditures for the years ended March 31, 2014 and 2013 were $394,000 and $444,000, respectively, and consisted primarily of salaries and related costs (65% and 70% of research and development expenses in fiscal 2014 and 2013, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $324,000 at March 31, 2014.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years.  However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2014, we had 12 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) five in production, (ii) two in research and development, (iii) two in sales and marketing, and (iv) three in administration.

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

Our revenues were $2,626,000 and $2,195,000 for the years ended March 31, 2014 and 2013, respectively.  We had net losses of $521,000 and $1,011,000 for the years ended March 31, 2014 and 2013, respectively.  There is a risk that we will never be profitable.  Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A limited number of customers have, historically, accounted for a significant portion of our revenues.  For the fiscal year ended March 31, 2014, three customers represented 34%, 20% and 10% of revenues, respectively.  For the fiscal year ended March 31, 2013, three customers represented 33%, 17% and 13%, respectively, of our revenues.  Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations.  Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry.  We cannot assure you that there will not be a loss or reduction in business from our existing significant customers.  In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period.  We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.  Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.  In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  Although management has concluded that our internal control over financial reporting was effective as of March 31, 2014, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2014.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.030 to $0.123.  The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock.  As of March 31, 2014, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding.  As of March 31, 2014, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010.  The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants.  As of March 31, 2014, we had outstanding stock options and warrants to purchase 3,270,048 shares of our common stock, the exercise price of which range between $0.06 per share to $5.40 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution.  Stockholders will also experience dilution upon the exercise of options granted under our stock option plans.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution.  No stock options or warrants were exercised during the fiscal year ended March 31, 2014.

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

Risks Associated with Healthcare Reform Proposals

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change.  Potential reforms proposed over the last several years have included mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes in the healthcare delivery system.  In addition, some states in which we operate are also considering various healthcare reform proposals.  We anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future.  Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on our business, operating results or financial condition.  In addition, the actual announcement of reform proposals and the investment community’s reaction to such proposals, as well as announcements by competitors and third-party payors of their strategies to respond to such initiatives, could produce volatility in the trading and market price of our common stock.

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.”  The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2014
	High	Low
4th Quarter	$0.075	$0.033
3rd Quarter	0.073	0.040
2nd Quarter	0.120	0.030
1st Quarter	0.123	0.055

	Fiscal Year 2013
	High	Low
4th Quarter	$0.065	$0.030
3rd Quarter	0.132	0.015
2nd Quarter	0.100	0.010
1st Quarter	0.040	0.015

As of April 11, 2014, there were approximately 353 stockholders of record.  The last sale price as quoted by the OTCQB tier of The OTC Markets on June 30, 2014, was $0.063 per share.  We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2014 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,615,750	(1)	$0.664	-
	2,615,750			-

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan).  We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the fiscal years ended March 31, 2014 and 2013.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

Stockholder Rights Plan

Our Board of Directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 will receive rights to purchase shares of a new series of preferred stock (the “Rights”).  The Rights will be distributed as a dividend.  Initially, the Rights will attach to, and trade with, our common stock.  Subject to the terms, conditions and limitations of the Rights Plan, the Rights will become exercisable if (among other things) a person or group acquires 15% or more of our common stock.  Upon such an event, and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of the Company’s common stock (or the economic equivalent thereof) having a value equal to twice the purchase price.  Our Board of Directors may redeem the Rights prior to the time they are triggered.  In the event of an unsolicited attempt to acquire us, the Rights Plan is intended to facilitate the full realization of our stockholder value and the fair and equal treatment of all of our stockholders.  The Rights Plan will not prevent a takeover attempt.  Rather, it is intended to guard against abusive takeover tactics and encourage anyone seeking to acquire us to negotiate with the Board of Directors.  We did not adopt the Rights Plan in response to any particular proposal.

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

Fiscal Year

Our fiscal year ends on March 31.  Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31.  For example, references to “fiscal 2014” or our “2014 fiscal year” refer to the fiscal year ended March 31, 2014.

Critical Accounting Policies

Our significant accounting policies are summarized in Note B to our consolidated financial statements.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

•

Revenue Recognition.  We recognize revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, we recognize revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  We also receive license, royalty and development fees, pursuant to agreements with our customers, for the use of our proprietary polymer biomaterials.  The terms of the various license, royalty and development agreements may contain multiple deliverables which may include (i) licenses to use our polymer biomaterials in the customer’s end-product medical device, (ii) research and development activities, (iii) services and/or (iv) the manufacturing of polymer biomaterials.  Payments to us under these agreements may include non-refundable license fees, payments for research and development activities, payments for the manufacture of polymer materials, payments based upon the achievement of certain milestones, payments for the use of our polymer biomaterials in the customer’s end-product, and/or royalties earned on the sale of the customer’s end-product.

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals.  As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2014 and 2013 and determined that there existed no impairment of our long-lived assets.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards.  We anticipate the amount of stock-based compensation to increase in the future as additional options are granted.  As of March 31, 2014, there was approximately $29,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of 2.42 years.

Results of Operations

Fiscal Year Ended March 31, 2014 vs. March 31, 2013

Revenues

Total revenues for the fiscal year ended March 31, 20143 were $2,626,000 as compared with $2,195,000 for the comparable prior year period, an increase of $431,000, or 19.6%.

Product sales of our biomaterials for the fiscal year ended March 31, 2014 were $1,771,000 as compared with $1,420,000 for the comparable prior year period, an increase of $351,000, or 24.7%.  The increase is due to the growth in product sales from existing and new customers.

License, royalty and development fees for the fiscal year ended March 31, 2014 were $855,000 as compared with $775,000 for the comparable prior year period, an increase of $80,000 or 10.3%.  We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers.  Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is due primarily to $380,000 in fees received from a major international developer and manufacturer of medical devices pursuant to i) the achievement of certain milestones pursuant to the original non-exclusive license and consulting services agreements and ii) fees pursuant to the amendment of the non-exclusive license and consulting services agreements.  This increase was offset by an approximate $293,000 decrease in fees from one domestic customer as a result of the i) termination of exclusivity fees and ii) reduction in royalty and product minimums pursuant to an amendment to a continuing royalty and product supply agreement.

For the year ended March 31, 2014, three customers represented 34%, 20% and 10% of our total revenues, respectively.  For the year ended March 31, 2013, three customer represented 30%, 17% and 13%, respectively, of our total revenues.  We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2014 was $1,620,000, or 61.7% of total revenues, compared with $1,382,000, or 63.0% of total revenues, for the comparable prior year period.  The increase in gross profit dollars is primarily due to the effect of the increase in product sales and licensing fees.  The slight decrease in gross profit as a percentage of total revenues is due to increased product sales, which has a lower margin than license, royalty and development fees.

Gross profit on product sales for the fiscal year ended March 31, 2014 was $765,000, or 43.2% of product sales, compared with $607,000, or 42.8% of product sales, for the comparable prior year period.  The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the improved absorption of fixed overhead costs resulting from the increase in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2014 were $394,000 as compared with $444,000 for the comparable prior year period, a decrease of $50,000 or 11.3%.  Our research and development efforts are focused on developing new applications for our biomaterials.  Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred.  The decrease in research and development expenses is primarily a result of the elimination of non-essential departmental resources.  Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2014 were $1,433,000 as compared with $1,609,000 for the comparable prior year period, a decrease of $176,000 or 10.9%.  The decrease is primarily due to reductions in administrative consulting costs, trade show related costs, and board of director fees.

Interest Expense and Other Income, Net

Interest expense and other income, net for the fiscal year ended March 31, 2014 were $314,000 as compared to $340,000 for the comparable prior year period.  During the fiscal year ended March 31, 2014, interest expense is composed of i) $280,000 of cash paid in connection with the financing obligation, ii) $48,000 of interest accrued in connection with the financing obligation and iii) $7,000 of amortized deferred financing costs.  Additionally, the increase in interest expense is attributable to approximately $10,000 of stock-based compensation ascribed to the warrants issued in connection with the August 22, 2013 Note and Warrant financing transaction. Other income is primarily a result of i) a gain on sale of equipment of approximately $36,000 and ii) other income of approximately $8,000 realized from the favorable settlement of an obligation to one vendor.  During the fiscal year ended March 31, 2013, interest expense is primarily composed of i) $280,000 of cash paid in connection with the financing obligation, ii) $53,000 of interest accrued in connection with the financing obligation and iii) $7,000 of amortized deferred financing costs.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2014 and 2013.

As of March 31, 2014, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $26,325,000, expiring between 2020 and 2034, and $8,700,000, expiring between 2015 and 2028, respectively.  As of March 31, 2014, we had a capital loss carry forward available to offset future taxable income of approximately $316,000, expiring 2015.  As of March 31, 2014, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $126,000, expiring between 2020 and 2034, and $232,000, expiring between 2015 and 2028, respectively.  We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $268,000, an increase of $165,000 when compared with a balance of $103,000 as of March 31, 2013.

During the fiscal year ended March 31, 2014, we had net cash inflows of $119,000 from operating activities as compared with net cash outflows of $484,000 for the comparable prior year period.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees.  The sources of our cash flows from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements.  Net cash flows provided by operating activities improved by approximately $603,000, as compared to the comparable prior year period, primarily due to (i) increased product sales and gross margins on product sales; ii) timely collection of receivables; iii) extended payment terms with certain vendors; iv) elimination of administrative consultants and reduction of board of director fees; and v) receipt of cash in connection with the amendment of certain license and consulting agreements with a major international developer and manufacturer of medical devices.  These cash inflows were offset by our net loss for the period.

During the fiscal year ended March 31, 2014, we had net cash inflows from investing activities of $8,000 related to the sale of equipment, which were offset by the payment of deposits on the building lease.  Net cash outflows of $10,000 during the fiscal year ended March 31, 2013 were due to the payment of deposits on the building lease.

During the fiscal year ended March 31, 2014, we had net cash inflows of $38,000 from financing activities as compared to $113,000 for the comparable prior year period.  The net cash flows from financing activities of $38,000 during the fiscal year ended March 31, 2014 were provided by approximately $48,000 of accrued interest on financing obligations and the proceeds of $100,000 from the issuance of the promissory notes.  These cash inflows were offset by the repayment of i) $60,000 of the related party payable and ii) $50,000 of the promissory notes.  The net cash flows from financing activities of $113,000 during the fiscal year ended March 31, 2013 were provided by approximately $48,000 of accrued interest on financing obligations and $60,000 of related party payable.

There were no options or warrants exercised during the fiscal years ended March 31, 2014 and 2013.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  The initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $38,000 as of March 31, 2014.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products.  We believe that as of March 31, 2014 our cash position and cash flows from our fiscal 2015 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure.  It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt & Webb P.A.
New York, NY
July 14, 2014

AdvanSource Biomaterials Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2014	2013
ASSETS
Current assets:
Cash	$268	$103
Accounts receivable-trade, net of allowance of $5 as of March 31, 2014 and 2013	122	145
Accounts receivable-other	73	208
Inventories, net	181	258
Prepaid expenses and other current assets	3	6
Total current assets	647	720
Property, plant and equipment, net	2,110	2,299
Deferred financing costs, net	86	93
Other assets	47	10
Total assets	$2,890	$3,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$231	$170
Accrued expenses	243	170
Notes payable	50	-
Related party payable	-	60
Deferred revenue	105	25
Total current liabilities	629	425
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	136	88
Total long-term liabilities	2,122	2,074
Total liabilities	2,751	2,499
Commitments and contingencies (See Note J)

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and 2013	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2014 and 2013	21	21
Additional paid-in capital	38,050	38,013
Accumulated deficit	(37,902)	(37,381)
	169	653
Less: treasury stock, 76,692 shares at cost as of March 31, 2014 and 2013	(30)	(30)
Total stockholders' equity	139	623
Total liabilities and stockholders' equity	$2,890	$3,122

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2014	2013
Revenues:
Product sales	$1,771	$1,420
License, royalty and development fees	855	775
Total revenues	2,626	2,195
Cost of sales	1,006	813
Gross profit	1,620	1,382
Operating expenses:
Research, development and regulatory	394	444
Selling, general and administrative	1,433	1,609
Total operating expenses	1,827	2,053
Loss from operations	(207)	(671)
Interest expense and other income, net:
Interest expense	(359)	(340)
Other income, net	45	-
Interest expense and other income, net	(314)	(340)
Net loss	$(521)	$(1,011)
Net loss per common share, basic and diluted	$(0.02)	$(0.05)
Shares used in computing net loss per common share, basic and diluted	21,491	21,491

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2013 and 2014
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
(in thousands)	Number of Shares	Amount
Balance at March 31, 2012	21,491	$21	$37,980	$(36,370)	$(30)	$1,601
Stock-based compensation			33			33
Net loss				(1,011)		(1,011)
Balance at March 31, 2013	21,491	21	38,013	(37,381)	(30)	623
Stock-based compensation			37			37
Net loss				(521)		(521)
Balance at March 31, 2014	21,491	$21	$38,050	$(37,902)	$(30)	$139

The accompanying notes are an integral part of these consolidated financial statements.

AdvanSource Biomaterials Corporation
Consolidated Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(521)	$(1,011)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	180	188
Amortization of deferred financing costs	7	7
Provision for inventory reserves	67	33
Stock-based compensation	37	33
Gain on sale of equipment	(36)	-
Changes in assets and liabilities:
Accounts receivable-trade	23	4
Accounts receivable-other	135	(66)
Inventories	10	60
Prepaid expenses and other current assets	3	234
Accounts payable	61	86
Accrued expenses	73	(44)
Deferred revenue	80	(8)
Net cash flows provided by (used in) operating activities	119	(484)
Cash flows from investing activities:
Sale of equipment	45	-
Increase in other assets	(37)	(10)
Net cash flows provided by (used in) investing activities	8	(10)
Cash flows from financing activities:
Accrued interest on financing obligation	48	53
Related party payable	(60)	60
Proceeds from issuance of promissory note	100	-
Repayment of promissory note	(50)	-
Net cash flows provided by financing activities	38	113
Net change in cash	165	(381)
Cash at beginning of period	103	484
Cash at end of period	$268	$103
Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	235	280

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

Nature of Business

AdvanSource Biomaterials Corporation (“AdvanSource”) develops advanced polymer materials which provide critical characteristics in the design and development of medical devices.  Our biomaterials are used in devices that are designed for treating a broad range of anatomical sites and disease states.  Our business model leverages our proprietary materials science technology and manufacturing expertise in order to expand product sales and royalty and license fee income.

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

Fiscal Year

Our fiscal year ends on March 31.  References herein to fiscal 2014 and/or fiscal 2013 refer to the fiscal years ended March 31, 2014 and/or 2013, respectively.

B.

Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, CardioTech Realty, LLC.  CardioTech Realty, LLC, which has no operating activities and was formed for purposes of holding title to our formerly owned property located in Wilmington, Massachusetts, was involuntarily dissolved by the Commonwealth of Massachusetts on April 30, 2009.  On June 24, 2011, CardioTech Realty, LLC was reinstated as a corporation in good standing by the Commonwealth of Massachusetts.  On December 22, 2011, we sold our land and building (Note I).

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

Revenue Recognition

We generate revenues primarily from (i) the sale of polymer products and (ii) license, royalty and development agreements.

Product Sales

Revenues generated from the sale of polymer products is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured.  If uncertainties regarding customer acceptance exist, we recognize revenues when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License, Royalty and Development Fees

We also receive license, royalty and development fees, pursuant to agreements with our customers, for the use of our proprietary polymer biomaterials.  The terms of the various license, royalty and development agreements may contain multiple deliverables which may include (i) licenses to use our polymer biomaterials in the customer’s end-product medical device, (ii) research and development activities, (iii) services and/or (iv) the manufacturing of polymer biomaterials.  Payments made to us under these agreements may include non-refundable license fees, payments for research and development activities, payments for the manufacture of polymer materials, payments based upon the achievement of certain milestones, payments for the use of our polymer biomaterials in the customer’s end-product, and/or royalties earned on the sale of the customer’s end-product.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).”  We adopted the provisions of the multiple-element arrangement guidance summarized in ASU 2009-13.

In determining the separate units of accounting, management evaluates whether the delivered element has standalone value to the customer based on the consideration of the relevant facts and circumstances for each arrangement.  Factors considered in this determination include the customer’s research, development, production and product commercialization capabilities and the availability of these capabilities, as well as polymer development and manufacture expertise in the general marketplace.  In addition, we consider whether the customer can use the license for its intended purpose without the receipt of the remaining deliverables, whether the value of the license is dependent on the undelivered items and whether there are other vendors that can provide the undelivered item.

Management performs extensive analysis to determine the value, or selling price, of each unit of accounting.  We have been unable to establish vendor-specific objective evidence (“VSOE”) due to the fact that it does not typically enter into arrangements where technology is licensed separately, rather, its arrangements are commingled with fees from royalties, usage of polymers within customer end-products, minimum purchases of polymer products manufactured and sold to customers by us, or a combination of the aforementioned.  Additionally, we have been unable to obtain third-party evidence (“TPE”) for any of our deliverables, without undue cost and effort.  Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that our services are not interchangeable with those of our competitors.  Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.

Management’s estimated selling price (“ESP”) is used for our licensing, royalty and development arrangements.  We determine that ESP for the elements of these arrangements is based on several factors, including, but not limited to, the terms of the arrangements, market conditions, historical analysis of contracts having similar elements, and our internal costs and gross margin objectives.  The determination of ESP is made through consultation with and formal approval by our management.  ESP for certain consultative services is determined based on consideration of our time incurred to perform these services, consulting fees charged on a per-hour basis by us and by our vendors, and our pricing methodologies.

Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon the execution of the Agreements, we received an up-front payment of $150,000, and in July 2011, we received an additional $250,000 upon the transfer of technology and know-how related to the Licensed Polymer.  The Agreements also provide for additional payments upon the achievement of certain milestones, as previously described, each of which we consider substantive, and could total up to an additional $1,100,000.  The Agreements do not provide for any royalties or other fees upon the achievement of any or all of the milestones.  We determined that the transfer of technology and know-how of the Licensed Polymer represented a separate unit of accounting, and upon delivery, in accordance with the applicable accounting guidance, we recognized $400,000 of revenue during the fiscal year ended March 31, 2012.  During fiscal 2013, we achieved an additional milestone in connection with the functional installation of certain production equipment and recognized $20,000 of revenue during the fiscal year ended March 31, 2013.

From the inception of the Agreements through June 30, 2013, we achieved milestones that resulted in the cumulative recognition of revenues in the aggregate amount of $540,000.  Although the Agreements did provide for up to an additional $970,000 in payments based upon the achievement of additional milestones, we mutually agreed with our Customer to amend the Agreements on September 27, 2013 to provide for a fixed payment of $560,000 over a fixed 12 month term ending September 2014.  We received $176,000 on September 30, 2013, which was recorded as deferred revenue in our condensed balance sheet as of September 30, 2013 and amortized on a straight-line basis beginning October 1, 2013.  Commencing October 20, 2013, we will receive 12 monthly payments of $32,000 per month.  The final monthly payment will be received in September 2014.  During the fiscal year ended March 31, 2014 we recognized $280,000 of revenue pursuant to the terms of the amended Agreements. As of March 31, 2014, the unamortized balance of deferred revenue in connection with the amended Agreements was $88,000, which will continue to be recorded as revenue on a straight-line basis over the term of the amended Agreements.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2014 and 2013 were $394,000 and $444,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred.  We had two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place.  Advertising costs for the years ended March 31, 2014 and 2013 were $0 and $15,000, respectively.

Reporting Comprehensive Loss

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on securities classified as available-for-sale and foreign currency translation adjustments.  For the years ended March 31, 2014 and 2013, comprehensive loss is equal to net loss.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.  In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares.  At March 31, 2014 and 2013, potentially dilutive shares of 3,270,048 and 2,063,798, respectively, were excluded from the loss per share calculations because their effect would be antidilutive.  Shares deemed to be antidilutive include stock options and warrants.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.  As of March 31, 2014 and 2013, our allowance for doubtful accounts was $5,000.

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value.  We regularly review inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.  As of March 31, 2014 and 2013, our allowance for obsolete and excess inventory was $234,000 and $166,000, respectively.

Property and Equipment

Property and equipment are stated at cost.  Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Building improvements are amortized using the straight-line method over the remaining estimated life of the building at the time the improvement is put into service.  Our building is depreciated using the straight-line method over 40 years.  Land is not depreciated.  Expenditures for repairs and maintenance are charged to expense as incurred.  We record construction in process in the appropriate asset category and commence depreciation upon completion and commencement of use of the asset.

Deferred Financing Costs

We have capitalized certain costs related to the issuance of debt.  These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2104 and 2013, amortization expense related to deferred financing costs were $7,000 and $7,000, respectively.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable.  We evaluate the realizability of our long-lived assets based on reviews of results of sales of similar assets and independent appraisals.  As a result of the continued operating losses described above, we evaluated the recoverability of our property and equipment as of March 31, 2014 and 2013 and determined that there existed no impairment of long-lived assets.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.  Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of our Board of Directors, we have estimated a zero forfeiture rate.  We will revisit this assumption periodically and as changes in the composition of the option pool dictate.

Fair Value of Financial Instruments

We follow Accounting Standards Codification 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures,” for fair value measurements.  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1 – Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.  As required by ASC 820-10, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

In June 2014, FASB and IASB (the “boards”) jointly issued an exposure draft (ED), Revenue from Contracts with Customers.  The ED, released by the FASB as a proposed Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”.  The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers.  The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.  The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements.  In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.

Related Party Transactions

On January 16, 2013, Michael Adams, our President and Chief Executive Officer, provided us a cash advance of $60,000 for working capital purposes.  The advance was payable on demand and did not bear interest.  During fiscal 2014, the advance was repaid and there was no outstanding balance due as of March 31, 2014.

On August 22, 2013, Mr. Adams and David Volpe, our Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note H).  Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note H and L). As of March 31, 2014, the principle balance of the promissory notes $50,000 in the aggregate, of which $12,500 in the aggregate was due to Messrs. Adams and Volpe.  No warrants were exercised by the Investors.

D.

License Agreements

PolyMedica Corporation (“PolyMedica”) granted us an exclusive, perpetual, worldwide, royalty-free license for use of all of the necessary patent and other intellectual property owned by PolyMedica in the implantable devices and materials field (collectively, “Licensed Technology”).  We will file patents or other applications, at our own expense, for the protection of all new inventions formulated, made, or conceived by us during the term of the license that related to Licensed Technology and all such inventions shall be exclusively licensed to PolyMedica for use by PolyMedica in fields other than the implantable devices and materials field.  We have no financial commitments in connection with this license.

E.

Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2014	2013
Raw materials	$120	$152
Work in progress	52	7
Finished goods	243	266
	415	425
Less: allowance for obsolete and excess inventory	(234)	(167)
Total inventories, net	$181	$258

During the fiscal years ended March 31, 2014 and 2013, we recorded charges of approximately $62,000 and $0, respectively, for the write-off of inventory.

F.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2014	2013
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,235
Furniture, fixtures and office equipment	285	285
	4,704	4,725
Less: accumulated depreciation	(2,594)	(2,426)
	$2,110	$2,299

Depreciation expense for the fiscal years ended March 31, 2014 and 2013 was approximately $180,000 and $188,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  The initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $38,000 as of March 31, 2014.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

G.

Income Taxes

As of March 31, 2014 and 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We may, from time to time, be assessed interest or penalties by major tax jurisdictions.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  To date, we have not recognized any interest or penalties.

Tax years 2010 through 2014 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2014	2013
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	5.5%
Non-deductible expenses	-12.5%	-6.7%
Federal R&D tax credits, net	0.6%	0.4%
Adjustment of prior year excess tax benefit	0.0%	-11.5%
Change in valuation allowance	-27.6%	-21.7%
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse.  A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the significant components of our deferred tax assets as of March 31, 2014 and 2013:

	March 31,
(in thousands)	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$9,429	$9,261
Capital loss carry forward	125	3,576
Tax credit carry forward	279	270
Inventory and receivable allowances	92	66
Accrued expenses deductible when paid	51	71
Deferred tax assets	9,976	13,244
Deferred Tax Liabilities:
Depreciation and amortization	(207)	(150)
Deferred tax liabilities	(207)	(150)
Net deferred tax assets	9,770	13,094
Valuation allowance	(9,770)	(13,094)
Net deferred tax assets	$-	$-

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  We had no significant deferred tax liabilities as of March 31, 2014 and 2013.

As of March 31, 2014, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$26,325	$126	2020 to 2034
State	$8,700	$232	2015 to 2028
Capital loss carryforward	$316		2015

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

As of March 31, 2014, the principle balance of $50,000 remained outstanding resulting in an event of default.  The investors waived this event of default through July 2, 2015.  In addition, the Promissory Notes provided for the accrual of additional interest at the rate of 2.0% per month.  As of March 31, 2014, interest of approximately $1,000 was accrued.

As of March 31, 2014, all of the warrants were outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000.  Pursuant to a lease agreement, the initial minimum lease term is 15 years.  At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each.  Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments.  In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $38,000 as of March 31, 2014.  For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property.  Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale.  Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2014 and 2013, the total financing obligation was $1,986,000 and $1,986,000, respectively, and accrued interest on financing obligation was $136,000 and $88,000, respectively.  Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date.  After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest.  The building, building improvements and land remain on the consolidated balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives.  Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation. The future minimum lease payments as of March 31, 2014 are as follows:

(in thousands)
Fiscal Years Ending March 31,
2015	$335
2016	335
2017	345
2018	355
2019	366
Thereafter	2,877
$4,613

J.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

K.

Concentration of Credit Risk and Major Customers

For the year ended March 31, 2014, three customers represented 34%, 20% and 10% of revenues, respectively.  For the year ended March 31, 2013, three customers represented 33%, 17% and 13%, respectively, of our revenues.

As of March 31, 2014, we had accounts receivable-trade of $72,000, or 59%, due from three customers.  As of March 31, 2013, we had accounts receivable-trade of $95,000, or 65%, due from three customers.

As of March 31, 2014, we had $73,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2013, we had $208,000 due from two customers related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in our consolidated balance sheets.

During the year ended March 31, 2014, two vendors represented, in the aggregate, $324,000, or 77%, of material purchases used in the production process.  During the year ended March 31, 2013, four vendors represented, in the aggregate, $93,000, or 81%, of material purchases used in the production process.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.

Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding.  In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008.  Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock.  As of March 31, 2014, there was no Junior Preferred Stock issued or outstanding.

Common Stock Options and Warrants

On March 31, 2008, we issued warrants to the investment bankers, who assisted in the sale of a former subsidiary, to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015.  The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity.

On August 22, 2013, in connection with the issuance of Promissory Notes (the “Notes”) to the Investors (see Note H), and in lieu of cash payment of interest on the Notes, we entered into Warrant Agreements (the “Warrants”) with the Investors to purchase an aggregate of 435,000 shares of our common stock.  The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share.  In calculating the estimated fair value of the Warrants, we use the Black-Scholes pricing model with the following assumptions: i) exercise price of $0.075 per share; ii) expected term of one year; iii) expected volatility of 156.9%; iv) risk-free interest rate of 1.64%; and v) expected dividend yield of 0.0%.  The estimated fair value of approximately $10,000 was recorded as interest expense in our condensed statements of operations for the fiscal year ended March 31, 2014.

There were no exercises of options or warrants by employees and consultants during the fiscal years ended March 31, 2014 and 2013.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock.  In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program.  No repurchases were made during the years ended March 31, 2014 and 2013.  The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Rights Plan

Our Board of Directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 will receive rights to purchase shares of the Junior Preferred Stock (the “Rights”).  The Rights will be distributed as a dividend.  Initially, the Rights will attach to, and trade with, our common stock.  Subject to the terms, conditions and limitations of the Rights Plan, the Rights will become exercisable if (among other things) a person or group acquires 15% or more of our common stock.  Upon such an event, and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of our common stock (or the economic equivalent thereof) having a value equal to twice the purchase price.  Our Board of Directors may redeem the Rights prior to the time they are triggered.  In the event of an unsolicited attempt to acquire us, the Rights Plan is intended to facilitate the full realization of our stockholder value and the fair and equal treatment of all of our stockholders.  The Rights Plan does not prevent a takeover attempt.

M.

Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996.  A total of 7,000,000 shares have been reserved for issuance under the Plan.  Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant.  In the event that Non-Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value).  In October 2003, our shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan.  In January 2006, we filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan.  Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920.  Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control.  A similar provision is not included in the 2003 Plan.  In February 2008, we filed two Forms S-8 to register 360,000 shares of common stock in connection with previously granted stock options to two executives who received grants of unregistered shares under Rule 711 of NYSE Amex.  Normally, options granted expire ten years from the grant date.

Activity under the Plans for the year ended March 31, 2014 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2013	1,844,500	$0.99
Granted	796,250	0.06
Exercised	-	-
Cancelled or forfeited	(25,000)	5.40
Options outstanding as of March 31, 2014	2,615,750	0.66	5.90	$-
Options exercisable as of March 31, 2014	2,018,562	0.84	4.86	$-
Options vested or expected to vest as of March 31, 2014	2,615,750	0.66	5.90	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2014 of $0.0478 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.  There were no stock options exercised under the Plan for the fiscal years ended March 31, 2014 and 2013.  The total fair value of stock options that vested during the fiscal years ended March 31, 2014 and 2013 was $27,000 and $33,000, respectively.

At March 31, 2014, there were no shares remaining to be granted under the 1996 Stock Option Plan and the 2003 Stock Option Plan.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended March 31, 2014 and 2013, we recorded stock-based compensation expense for options of approximately $27,000 and $33,000, respectively.  As of March 31, 2014, we had approximately $29,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of 2.42 years.

N.

Benefit Plans and Employment Agreements of Executive Officers

We established the AdvanSource 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code.  All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment.  Our contributions are discretionary.  We made matching contributions of approximately $6,000 and $9,000 during the fiscal years ended March 31, 2014 and 2013, respectively.

On August 7, 2006, we appointed Michael F. Adams as our Chief Executive Officer and President.  Mr. Adams has been one of our directors since May 1999 and became our Vice President of Regulatory Affairs and Business Development on April 1, 2006.  We entered into an employment agreement with Mr. Adams (the “Adams Agreement”) on September 13, 2006.  Under the terms of the Adams Agreement, we agreed to employ Mr. Adams for two years at an annual base salary of $290,000, as amended, which is subject to annual review by our Board of Directors.  During the Employment Period, as defined in the Adams Agreement, Mr. Adams may receive an annual bonus to be determined at the sole discretion of the Compensation Committee of the Board of Directors.  We did not renew the Adams Agreement at the end of the initial term, however, the Adams agreement provides that lacking any express agreement between the parties at the end of the Employment Period, the Adams Agreement shall be deemed to continue on a month-to-month basis.  As a result, the Adams Agreement currently continues on a month-to-month basis and is subject to all of the terms and conditions of the Adams Agreement.  Either party has the right to terminate the Adams Agreement upon 30 days written notice.  Mr. Adams is eligible for participation in all executive benefit programs, including health insurance, life insurance, and stock-based compensation.  If Mr. Adams’ employment is terminated without cause, we are obligated to (i) pay Mr. Adams an amount equal to two times his annual base salary upon such termination, (ii) provide Mr. Adams with health insurance benefits for a period of 18 months after such termination, of which the premiums for the first six months after such termination shall be paid by us, and (iii) provide Mr. Adams life insurance benefits for one year after such termination at our expense.  During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000.  During the fiscal year ended March 31, 2014, Mr. Adams voluntarily reduced his annual base salary to $315,000.  There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2014 and 2013.

O.

Subsequent Events

We evaluated all events or transactions that occurred after the consolidated balance sheet date through the date when we filed these consolidated financial statements and determined that we did not have any material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2014	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2014	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 14, 2014	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 14, 2014	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 14, 2014	/s/ Mark Tauscher
Mark Tauscher Director
Dated: July 14, 2014	/s/ David Volpe
David Volpe Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)