Form 10-Q
period 2014-09-30
AdvanSource Biomaterials Corp
filed 2014-11-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	March 31, 2014
ASSETS
Current assets:
Cash	$151	$268
Accounts receivable-trade, net of allowance of $5 as of September 30, 2014 and March 31, 2014	90	122
Accounts receivable-other	76	73
Inventories, net	159	181
Prepaid expenses and other current assets	2	3
Total current assets	478	647
Property, plant and equipment, net	2,040	2,110
Deferred financing costs, net	83	86
Other assets	47	47
Total assets	$2,648	$2,890
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$247	$231
Accrued expenses	258	243
Customer advance	78	-
Notes payable	50	50
Capital lease obligation	13	-
Deferred revenue	38	105
Total current liabilities	684	629
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	141	136
Total long-term liabilities	2,127	2,122
Total liabilities	2,811	2,751
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and March 31, 2014	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of September 30, 2014 and March 31, 2014	21	21
Additional paid-in capital	38,056	38,050
Accumulated deficit	(38,210)	(37,902)
	(133)	169
Less: treasury stock, 76,692 shares at cost as of September 30, 2014 and March 31, 2014	(30)	(30)
Total stockholders' equity (deficit)	(163)	139
Total liabilities and stockholders' equity (deficit)	$2,648	$2,890

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$299	$456	$665	$720
License, royalty and development fees	255	115	510	343
	554	571	1,175	1,063
Cost of sales	211	188	438	383
Gross profit	343	383	737	680
Operating expenses:
Research, development and regulatory	95	113	193	208
Selling, general and administrative	327	365	656	737
	422	478	849	945
Loss from operations	(79)	(95)	(112)	(265)
Other expense, net:
Interest expense	(97)	(96)	(196)	(183)
	(97)	(96)	(196)	(183)
Net loss	$(176)	$(191)	$(308)	$(448)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in computing net loss per common share, basic and diluted	21,491	21,491	21,491	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(308)	$(448)
Adjustments to reconcile net loss to net cash flows (used in) operating activities:
Depreciation	83	93
Amortization of deferred financing costs	3	3
Stock-based compensation	6	31
Changes in assets and liabilities:
Accounts receivable-trade	32	(70)
Accounts receivable-other	(3)	133
Inventories	22	(97)
Prepaid expenses and other current assets	1	(17)
Accounts payable	16	92
Accrued expenses	20	83
Customer advance	78	-
Deferred revenue	(67)	197
Net cash flows used in operating activities	(117)	-
Cash flows from investing activities:
Increase in other assets	-	(10)
Net cash flows used in investing activities	-	(10)
Cash flows from financing activities:
Issuance of promissory notes	-	100
Net cash flows provided by financing activities	-	100
Net change in cash	(117)	90
Cash at beginning of period	268	103
Cash at end of period	$151	$193

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$140	$140
Purchase of equipment on capital lease	$13	$-

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended September 30, 2014 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended March 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

4.

Related Party Transactions

On August 22, 2013, Mr. Adams and David Volpe, our Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 11).  Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 9). As of September 30, 2014 and March 31, 2014, the principle balance of the promissory notes was $50,000 in the aggregate, of which $12,500 in the aggregate was due to Messrs. Adams and Volpe.  All warrants issued in connection with this transaction expired on August 21, 2014.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.

Equity-Based Compensation

Our 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by the Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of common stock subject to such options in connection with certain changes in our control. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of September 30, 2014, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the six months ended September 30, 2014 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2014	2,615,750	$0.66
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(80,000)	2.86
Options outstanding as of September 30, 2014 (unaudited)	2,535,750	0.59	5.58	$-
Options exercisable as of September 30, 2014 (unaudited)	2,137,625	0.69	4.96	$-
Options vested or expected to vest as of September 30, 2014 (unaudited)	2,535,750	0.59	5.58	$-

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $3,000 and $15,000 for the three months ended September 30, 2014 and 2013, respectively; and $6,000 and $21,000 for the six months ended September 30, 2014 and 2013, respectively. There was no income tax benefit related to these costs. As of September 30, 2014, the total amount of unrecognized equity-based compensation expense was approximately $23,000 which will be recognized over a weighted average period of 1.92 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	September 30, 2014 (unaudited)	March 31, 2014
Raw materials	$103	$120
Work in progress	22	52
Finished goods	232	243
	357	415
Less: allowance for obsolete and excess inventory	(198)	(234)
Total inventories, net	$159	$181

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2014 (unaudited)	March 31, 2014
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	-
	4,717	4,704
Less: accumulated depreciation	(2,677)	(2,594)
	$2,040	$2,110

For the three months ended September 30, 2014 and 2013, depreciation expense was $40,000 and $46,000, respectively. For the six months ended September 30, 2014 and 2013, depreciation expense was $83,000 and $93,000, respectively.

8.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. At September 30, 2014 and 2013, potentially dilutive shares of 2,755,048 and 2,088,798, respectively, were excluded from the diluted loss per share calculations because their effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9.

Stockholders’ Equity

Common Stock and Warrants

On March 31, 2008, we issued warrants to purchase 219,298 shares of our common stock in connection with the disposition of one of our subsidiaries. These warrants are exercisable at a price of $0.874 per share and expire on March 31, 2015. At September 30, 2014 and March 31, 2014, all of these warrants were outstanding.

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and our chief executive officer and chief financial officer (the “Investors”). The Notes have a six-month term, bear interest at the rate of 1.75% per month and all principal and accrued interest, if any, is due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes are secured by accounts receivable from certain customers. These warrants expired on August 21, 2014 and there were no warrants outstanding in connection with this transaction as of September 30, 2014.

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of September 30, 2014 as all 500,000 shares authorized under the ESP Plan have been issued.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of September 30, 2014 and March 31, 2014.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of September 30, 2014 and March 31, 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2014, the principle balance of $50,000 remained outstanding and the Investors waived any event of default with respect to repayment of the Notes through July 2, 2015. In addition, the Promissory Notes provided for the accrual of additional interest at the rate of 2.0% per month. During the three and six months ended September 30, 2014, we recorded interest expense of approximately $3,000 and $8,000, respectively, with respect to the Notes. As of September 30, 2014, accrued interest of approximately $8,000 was recorded and is included in accrued expenses in the condensed balance sheet.

These warrants expired on August 21, 2014 and there were no warrants outstanding in connection with this transaction as of September 30, 2014.

12.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $30,000 as of September 30, 2014. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of September 30, 2014 and March 31, 2014, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $141,000 and $136,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

14.

Concentrations of Credit Risk and Major Customers

For the three months ended September 30, 2014, two customers represented 47% of our total revenues. For the three months ended September 30, 2013, two customers represented 70% of our total revenues.

For the six months ended September 30, 2014, three customers represented 63% of our total revenues. For the six months ended September 30, 2013, three customers represented 71% of our total revenues.

As of September 30, 2014, we had accounts receivable-trade, net, of $52,000, or 58%, due from two customers. As of March 31, 2014, we had accounts receivable-trade, net, of $72,000, or 59%, due from three customers.

As of September 30, 2014, we had $75,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2014, we had $73,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

During the three and six months ended September 30, 2014, we received approximately $78,000 from one major customer as a deposit on product to be shipped subsequent to September 30, 2014. The deposit was recorded as customer advance in the condensed balance sheet.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2014. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2014.

Results of Operations

Three Months Ended September 30, 2014 vs. September 30, 2013

Revenues

Total revenues for the three months ended September 30, 2014 were $554,000 as compared with $571,000 for the prior year period, a decrease of $17,000, or 3.0%.

Product sales of our biomaterials for the three months ended September 30, 2014 were $299,000 as compared with $456,000 for the prior year period, a decrease of $157,000, or 34.4%. The decrease is due to the fulfillment of a portion of a large purchase order issued by a significant customer prior to the three month period ended September 30, 2013.

License, royalty and development fees for the three months ended September 30, 2014 were $255,000 as compared with $115,000 for the prior year period, an increase of $140,000 or 121.7%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is due primarily to $140,000 in fees received during the three months ended September 30, 2014 from a major international developer and manufacturer of medical devices (the “International Customer”) pursuant to the amendment of the non-exclusive license and consulting services agreements (the “Amended Agreements”) as compared to $0 fees received from the International Customer in the comparable prior year period in connection with the original non-exclusive license and consulting services agreements. As of September 30, 2014, the International Customer has met all of its obligations with respect to the Amended Agreements and there are no further payments due to us. There can be no assurances that we will receive any additional fees from the International Customer after September 30, 2014, nor can there be any assurances that these fees can be replaced through royalty and/or licensing arrangements with any other existing or prospective customers.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2014 was $343,000, or 61.9% of total revenues, compared with $383,000, or 67.1% of total revenues, for the prior year period. Gross profit on product sales for the three months ended September 30, 2014 was $88,000, or 29.4% of product sales, compared with $268,000, or 58.8% of product sales, for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of total revenues and product sales is primarily due to the impact of decreased absorption of fixed overhead costs resulting from the decrease in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2014 were $95,000 as compared with $113,000 for the prior year period, a decrease of $18,000 or 15.9%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses have remained stable from quarter to quarter. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $327,000 as compared with $365,000 for the prior year period, a decrease of $38,000, or 10.4%. The decrease is primarily due to reduction in administrative consulting costs and board of director fees.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $97,000 as compared to $96,000 for the comparable prior year period. During the three months ended September 30, 2014, interest expense is composed primarily of $86,000 of interest accrued in connection with the financing obligation as compared with $85,000 for the comparable prior year period. During the three months ended September 30, 2014, we recorded interest expense of approximately $3,000 in connection with the August 22, 2013 Note and Warrant financing transaction, and $6,000 in connection with interest on personal property taxes due. During the three months ended September 30, 2013, we recorded interest expense of approximately $10,000 in connection with stock-based compensation ascribed to the warrants issued in connection with the August 22, 2013 Note and Warrant financing transaction.

Six Months Ended September 30, 2014 vs. September 30, 2013

Revenues

Total revenues for the six months ended September 30, 2014 were $1,175,000 as compared with $1,063,000 for the prior year period, an increase of $112,000, or 10.5%.

Product sales of our biomaterials for the six months ended September 30, 2014 were $665,000 as compared with $720,000 for the prior year period, a decrease of $55,000, or 7.6%. The decrease is due to the fulfillment of a portion of a large purchase order issued by a significant customer prior to the three month period ended September 30, 2013.

License, royalty and development fees for the six months ended September 30, 2014 were $510,000 as compared with $343,000 for the prior year period, an increase of $167,000 or 48.7%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is due primarily to $280,000 in fees received during the six months ended September 30, 2014 from a major international developer and manufacturer of medical devices (the “International Customer”) pursuant to the amendment of the non-exclusive license and consulting services agreements (the “Amended Agreements”) as compared to $120,000 received from the International Customer in the comparable prior year period upon the achievement of certain milestones pursuant to the original non-exclusive license and consulting services agreements. As of September 30, 2014, the International Customer has met all of its obligations with respect to the Amended Agreements and there are no further payments due to us. There can be no assurances that we will receive any additional fees from the International Customer after September 30, 2014, nor can there be any assurances that these fees can be replaced through royalty and/or licensing arrangements with any other existing or prospective customers.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2014 was $737,000, or 62.7% of total revenues, compared with $680,000, or 64.0% of total revenues, for the prior year period. Gross profit on product sales for the six months ended September 30, 2014 was $227,000, or 34.1% of product sales, compared with $337,000, or 46.8% of product sales, for the prior year period. The decrease in gross profit dollars and gross profit as a percentage of total revenues and product sales is primarily due to the impact of decreased absorption of fixed overhead costs resulting from the decrease in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2014 were $193,000 as compared with $208,000 for the prior year period, a decrease of $15,000 or 7.2%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses have remained stable from quarter to quarter. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2014 were $656,000 as compared with $737,000 for the prior year period, a decrease of $81,000, or 11.0%. The decrease is primarily due to reduction in administrative consulting costs and board of director fees.

Interest Expense

Interest expense for the six months ended September 30, 2014 was $196,000 as compared to $183,000 for the comparable prior year period. During the six months ended September 30, 2014, interest expense is composed primarily of $86,000 of interest accrued in connection with the financing obligation as compared with $85,000 for the comparable prior year period. During the six months ended September 30, 2014, we also recorded accrued interest expense of approximately $5,000 in connection with the August 22, 2013 Note and Warrant financing transaction.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $151,000. This represents an increase of $18,000, or 13.5%, as compared to a cash balance of $133,000 as of June 30, 2014; and a decrease of $117,000, or 43.7%, as compared to a cash balance of $268,000 as of March 31, 2014.

During the six months ended September 30, 2014, we had net cash outflows of $117,000 from operating activities as compared with net cash outflows of $30,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. We used an additional $87,000 of net cash from operating activities as compared to the prior year period, primarily due to (i) the net loss incurred during the period; (ii) increased payments to our vendors; and iii) reduction of deferred revenues. These cash outflows were offset by (i) increases in accrued expenses primarily related to period end payroll-related accruals; (ii) reduction of inventories used to support product sales activities; (iii) customer advance on future product shipments; and (iv) the effect of non-cash depreciation charges.

During the six months ended September 30, 2014, we had no cash flows from investing activities. During the six months ended September 30, 2013, we had net cash outflows from investing activities of $10,000 in connection with deposits on the building lease.

During the six months ended September 30, 2013, we had net cash inflows from financing activity of $100,000. The cash inflows were attributable to the proceeds from the issuance of a $100,000 promissory note.

There were no options or warrants exercised during the six months ended September 30, 2014 and 2013, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of September 30, 2014 our cash position and cash flows from our fiscal 2015 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2014, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2014