Form 10-K
period 2015-03-31
AdvanSource Biomaterials Corp
filed 2015-07-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 17, 2015, 21,490,621 shares of the registrant’s Common Stock were outstanding. As of September 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $840,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2015

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material. As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers. During the years ended March 31, 2015 and 2014, we generated revenues from license, royalty and development fees of $775,000 and $855,000, respectively.

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

We perform ongoing credit evaluations and maintain allowances for potential credit losses. As of March 31, 2015, we had accounts receivable-trade of $133,000, or 62%, due from two customers. As of March 31, 2014, we had accounts receivable-trade of $72,000, or 59%, due from three customers.

As of March 31, 2015, we had $76,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2014, we had $73,000 due from two customer related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the year ended March 31, 2015, three customers represented 42%, 14% and 11% of revenues, respectively. For the year ended March 31, 2014, three customers represented 34%, 20% and 10%, respectively, of our revenues.

Revenues

Our revenues were $2,574,000 and $2,626,000 for the years ended March 31, 2015 and 2014, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations. Research, development and regulatory expenditures for the years ended March 31, 2015 and 2014 were $356,000 and $394,000, respectively, and consisted primarily of salaries and related costs (69% and 65% of research and development expenses in fiscal 2015 and 2014, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $271,000 at March 31, 2015.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2015, we had 11 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) four in production, (ii) two in research and development, (iii) three in sales and marketing, and (iv) two in administration.

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

Our revenues were $2,574,000 and $2,626,000 for the years ended March 31, 2015 and 2014, respectively. We had net losses of $318,000 and $521,000 for the years ended March 31, 2015 and 2014, respectively. There is a risk that we will never be profitable. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A limited number of customers have, historically, accounted for a significant portion of our revenues. For the fiscal year ended March 31, 2015, three customers represented 42%, 14% and 11% of revenues, respectively. For the fiscal year ended March 31, 2014, three customers represented 34%, 20% and 10%, respectively, of our revenues. Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations. Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from our existing significant customers. In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. Although management has concluded that our internal control over financial reporting was effective as of March 31, 2015, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2015.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  In the past fiscal year, our stock price ranged from $0.020 to $0.086. The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2015, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding. As of March 31, 2015, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010. The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants. As of March 31, 2015, we had outstanding stock options and warrants to purchase 2,175,750 shares of our common stock, the exercise price of which range between $0.06 per share to $4.19 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution. No stock options or warrants were exercised during the fiscal year ended March 31, 2015.

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2015
	High	Low
4th Quarter	$0.038	$0.0203
3rd Quarter	0.050	0.020
2nd Quarter	0.083	0.041
1st Quarter	0.086	0.045

	Fiscal Year 2014
	High	Low
4th Quarter	$0.075	$0.033
3rd Quarter	0.073	0.040
2nd Quarter	0.120	0.030
1st Quarter	0.123	0.055

As of June 17, 2015, there were 337 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on June 17, 2015, was $0.030 per share. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2015 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,175,750	(1)	$0.360	-
	2,175,750			-

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan). We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2015 and 2014. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2015” or our “2015 fiscal year” refer to the fiscal year ended March 31, 2015.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies are as follows:

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals. As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2015 and 2014 and determined that there existed no impairment of our long-lived assets.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards. We anticipate the amount of stock-based compensation to increase in the future as additional options are granted. As of March 31, 2015, there was approximately $14,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of 1.42 years.

Results of Operations

Fiscal Year Ended March 31, 2015 vs. March 31, 2014

Revenues

Total revenues for the fiscal year ended March 31, 2015 were $2,574,000 as compared with $2,626,000 for the comparable prior year period, a decrease of $52,000, or 2.0%.

Product sales of our biomaterials for the fiscal year ended March 31, 2015 were $1,799,000 as compared with $1,771,000 for the comparable prior year period, an increase of $28,000, or 1.6%. The increase is due to the growth in product sales from existing and new customers. During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”) and paid for by the significant customer in a prior year. As a result, the significant customer was issued a sales credit/discount in the amount of the selling price of the polymer products, which was approximately $127,000. We also recorded a sales allowance of approximately $127,000 with respect to the Returned Goods. As a result, the product sales were reduced in our statement of operations for the fiscal year ended March 31, 2015 and the associated liability is included in accrued expenses on the balance sheet at March 31, 2015. The sales credit/discount to this significant customer was applied in full to this customer’s account in connection with the shipment of product during the first quarter ending June 30, 2015.

License, royalty and development fees for the fiscal year ended March 31, 2015 were $775,000 as compared with $855,000 for the comparable prior year period, a decrease of $80,000 or 9.4%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is due primarily to the completion of an amendment to the non-exclusive license and consulting services agreements (the “Amended Agreements”) with a major international developer and manufacturer of medical devices (the “International Customer”). During the fiscal year ended March 31, 2015 we recognized license fees from the International Customer of $280,000 as compared with $400,000 for the comparable prior year period. As of September 30, 2014, the International Customer met all of their obligations with respect to the Amended Agreements and there are no further payments due to us. The decrease in license, royalty and development fees from the International Customer were partially offset by an approximate $53,000 increase in exclusivity fees and royalties from one of our domestic customers.

For the year ended March 31, 2015, three customers represented 42%, 14% and 11% of our total revenues, respectively. For the year ended March 31, 2014, three customer represented 34%, 20% and 10%, respectively, of our total revenues. We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2015 was $1,646,000, or 64.0% of total revenues, compared with $1,620,000, or 61.7% of total revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is due to (i) decreased overhead costs, primarily from lower depreciation expense and the write-off of previously reserved inventory; and (ii) increase in product sales. These increases were partially offset by the decrease in license, royalty and development fees which have no associated costs..

Gross profit on product sales for the fiscal year ended March 31, 2015 was $871,000, or 48.4% of product sales, compared with $765,000, or 43.2% of product sales, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is due to (i) decreased overhead costs, primarily from lower depreciation expense due to full depreciation of certain production assets and the write-off of previously reserved inventory; and (ii) increase in product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2015 were $356,000 as compared with $394,000 for the comparable prior year period, a decrease of $38,000 or 9.6%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of lower depreciation expense due to full depreciation of certain research and development assets. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2015 were $1,222,000 as compared with $1,433,000 for the comparable prior year period, a decrease of $211,000 or 14.7%. The decrease is primarily due to (i) cost savings associated with the resignation of the Company’s chief financial officer, (ii) reduction of board of director and professional fees, and (iii) elimination of non-essential outside sales representatives.

Interest Expense and Other Income, Net

Interest expense for the fiscal year ended March 31, 2015 was $386,000 as compared to $359,000 for the comparable prior year period. During the fiscal year ended March 31, 2015, interest expense is composed primarily of $346,000 of interest accrued in connection with the financing obligation as compared with $342,000 for the comparable prior year period.

During the fiscal year ended March 31, 2015, we recorded additional interest expense of approximately (i) $13,000 in connection with the August 22, 2013 Note and Warrant financing transaction, (ii) $17,000 in connection with the financing of certain facility lease obligations, (iii) $7,000 of amortized deferred financing costs, and (iv) $2,000 in connection with the an equipment capital lease obligation. During the fiscal year ended March 31, 2014, we recorded additional interest expense of approximately (i) $10,000 attributable to stock-based compensation ascribed to the warrants issued in connection with the August 22, 2013 Note and Warrant financing transaction, and (ii) $7,000 of amortized deferred financing costs.

During the fiscal year ended March 31, 2014, we recorded other income of approximately $45,000 on i) the gain on sale of equipment of approximately $36,000, and ii) other income of approximately $8,000 from the favorable settlement of an obligation to one vendor.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2015 and 2014.

As of March 31, 2015, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $26,056,000, expiring between 2020 and 2035, and $5,692,000, expiring between 2015 and 2030, respectively. As of March 31, 2015, we had a capital loss carry forward available to offset future taxable income of approximately $316,000, expiring 2015.  As of March 31, 2015, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $131,000, expiring between 2020 and 2035, and $243,000, expiring between 2015 and 2030, respectively. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $75,000, a decrease of $193,000 when compared with a balance of $268,000 as of March 31, 2014.

During the fiscal year ended March 31, 2015, we had net cash outflows of $187,000 from operating activities as compared with net cash inflows of $167,000 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows provided by operating activities decreased by approximately $354,000, as compared to the comparable prior year period, primarily due to (i) decreased license, royalty and development fees; ii) increase in accounts receivable-trade on fiscal year end product shipments; iii) inventory build-up to meet fiscal 2016 first quarter product sales orders; iv) sales credit/discount provided to one significant custom, and (v) our net loss for the fiscal period. These cash outflows were offset by (i) sales credit/discount provided to one significant customer not yet applied, (ii) increase in accounts payable to certain non-production related vendors, and (iii) customer advance on product shipped subsequent to March 31, 2015.

During the fiscal year ended March 31, 2015, we had no net cash flows from investing activities. During the fiscal year ended March 31, 2014, we had net cash inflows from investing activities of $8,000 related to the sale of equipment, which were offset by the payment of deposits on the building lease.

During the fiscal year ended March 31, 2015, we had net cash outflows of $6,000 from financing activities due to the repayment of principal on an equipment capital lease obligation. During the fiscal year ended March 31, 2014, we had net cash outflows of $10,000 from financing activities. Cash inflows from financing activities were the result of the proceeds of $100,000 from the issuance of the promissory notes. This cash inflow was offset by the repayment of i) $60,000 of a related party payable and ii) $50,000 of the promissory notes.

There were no options or warrants exercised during the fiscal years ended March 31, 2015 and 2014.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $25,000 as of March 31, 2015. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of March 31, 2015 our cash position and cash flows from our fiscal 2016 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

The certificates of our principal executive officer and principal financial and accounting officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

On December 8, 2014, David Volpe resigned as our chief financial officer and voluntarily terminated his employment on December 27, 2014. On January 1, 2015, Carmel Lake Ventures, LLC (“CLV”), which is wholly-owned by Mr. Volpe, was engaged as our outside financial consultant. We believe the engagement of CLV ensures us the ability to maintain internal controls over financial reporting that are consistent with those controls in place prior to Mr. Volpe’s resignation as our chief financial officer.

Other than the resignation of our chief financial officer and engagement of an outside financial consultant, there were no other changes to our internal control over financial reporting during the fourth quarter ended March 31, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 26.

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

23.1**	Consent of Liggett, Vogt & Webb P.A., Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

________________

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying balance sheets of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt & Webb P.A.
New York, NY
July 8, 2015

AdvanSource Biomaterials Corporation
Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2015	2014
ASSETS
Current assets:
Cash	$75	$268
Accounts receivable-trade, net of allowance of $5 as of March 31, 2015 and 2014	214	122
Accounts receivable-other	76	73
Inventories, net	304	181
Prepaid expenses and other current assets	6	3
Total current assets	675	647
Property, plant and equipment, net	1,998	2,110
Deferred financing costs, net	80	86
Other assets	47	47
Total assets	$2,800	$2,890
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$295	$231
Accrued expenses	362	243
Customer advance	77	-
Capital lease obligation	8	-
Notes payable	50	50
Deferred revenue	43	105
Total current liabilities	835	629
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	147	136
Total long-term liabilities	2,133	2,122
Total liabilities	2,968	2,751
Commitments and contingencies (See Note 10)

Stockholders' equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and 2014	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2015 and 2014	21	21
Additional paid-in capital	38,061	38,050
Accumulated deficit	(38,220)	(37,902)
	(138)	169
Less: treasury stock, 76,692 shares at cost as of March 31, 2015 and 2014	(30)	(30)
Total stockholders' equity (deficit)	(168)	139
Total liabilities and stockholders' equity (deficit)	$2,800	$2,890

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2015	2014
Revenues:
Product sales	$1,799	$1,771
License, royalty and development fees	775	855
Total revenues	2,574	2,626
Cost of sales	928	1,006
Gross profit	1,646	1,620
Operating expenses:
Research, development and regulatory	356	394
Selling, general and administrative	1,222	1,433
Total operating expenses	1,578	1,827
Income (loss) from operations	68	(207)
Interest expense and other income, net:
Interest expense	(386)	(359)
Other income, net	-	45
Interest expense and other income, net	(386)	(314)
Net loss	$(318)	$(521)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)
Shares used in computing net loss per common share, basic and diluted	21,491	21,491

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Stockholders' Equity (Deficit)
For the Years Ended March 31, 2014 and 2015
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
(in thousands)	Number of Shares	Amount
Balance at March 31, 2013	21,491	$21	$38,013	$(37,381)	$(30)	$623
Stock-based compensation			37			37
Net loss				(521)		(521)
Balance at March 31, 2014	21,491	21	38,050	(37,902)	(30)	139
Stock-based compensation			11			11
Net loss				(318)		(318)
Balance at March 31, 2015	21,491	$21	$38,061	$(38,220)	$(30)	$(168)

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(318)	$(521)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	126	180
Amortization of deferred financing costs	6	7
Provision for inventory reserves	138	67
Stock-based compensation	11	37
Gain on sale of equipment	-	(36)
Changes in assets and liabilities:
Accounts receivable-trade	(92)	23
Accounts receivable-other	(3)	135
Inventories	(261)	10
Prepaid expenses and other current assets	(3)	3
Accounts payable	64	61
Accrued expenses	130	121
Customer advance	77	-
Deferred revenue	(62)	80
Net cash flows provided by (used in) operating activities	(187)	167
Cash flows from investing activities:
Sale of equipment	-	45
Increase in other assets	-	(37)
Net cash flows provided by investing activities	-	8
Cash flows from financing activities:
Related party payable	-	(60)
Proceeds from issuance of promissory note	-	100
Repayment of promissory note	-	(50)
Repayment of capital lease obligation	(6)	-
Net cash flows used in financing activities	(6)	(10)
Net change in cash	(193)	165
Cash at beginning of period	268	103
Cash at end of period	$75	$268
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$297	$235
Non-Cash Financing Activities:
Purchase of equipment on capital lease	$13	$-

The accompanying notes are an integral part of these financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2015 and/or fiscal 2014 refer to the fiscal years ended March 31, 2015 and/or 2014, respectively.

2.

Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”) and paid for by the significant customer in a prior year. As a result, the significant customer was issued a sales credit/discount in the amount of the selling price of the polymer products, which was approximately $127,000. We also recorded a sales allowance of approximately $127,000 with respect to the Returned Goods. As a result, the product sales were reduced in our statement of operations for the fiscal year ended March 31, 2015 and the associated liability is included in accrued expenses on the balance sheet at March 31, 2015. The sales credit/discount to this significant customer was applied in full to this customer’s account in connection with the shipment of product during the first quarter ending June 30, 2015.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

From the inception of the Agreements through June 30, 2013, we achieved milestones that resulted in the cumulative recognition of revenues in the aggregate amount of $540,000. Although the Agreements did provide for up to an additional $970,000 in payments based upon the achievement of additional milestones, we mutually agreed with our Customer to amend the Agreements (the “Amended Agreements”) on September 27, 2013 to provide for a fixed payment of $560,000 over a fixed 12 month term ending September 2014. We received $176,000 on September 30, 2013, which was recorded as deferred revenue in our condensed balance sheet as of September 30, 2013 and amortized on a straight-line basis beginning October 1, 2013. The terms of the Amended Agreements also provided for 12 monthly payments of $32,000 per month to commence on October 20, 2013 with the final monthly payment to be received in September 2014. During the fiscal year ended March 31, 2014 we recognized $120,000 of revenue pursuant to the Agreements and $280,000 of revenue pursuant to the terms of the Amended Agreements. During the fiscal year ended March 31, 2015 we recognized $280,000 of revenue pursuant to the terms of the Amended Agreements. As of March 31, 2015 and 2014, the unamortized balance of deferred revenue in connection with the Amended Agreements was $0 and $88,000, respectively.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2015 and 2014 were $356,000 and $394,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred. We had two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place. We incurred no advertising costs for the years ended March 31, 2015 and 2014.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. At March 31, 2015 and 2014, potentially dilutive shares of 2,175,750 and 3,270,048, respectively, were excluded from the loss per share calculations because their effect would be antidilutive. Shares deemed to be antidilutive include stock options and warrants.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2015 and 2014, our allowance for doubtful accounts was $5,000 and $5,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period. During the fiscal years ended March 31, 2015 and 2014, we provided an additional $30,000 and $5,000, respectively, for excess and obsolete inventory. During the fiscal year ended March 31, 2015 and 2014, we disposed of certain obsolete inventory items in the aggregate amount of approximately $133,000 and $62,000, respectively. As of March 31, 2015 and 2014, our allowance for obsolete and excess inventory was $130,000 and $234,000, respectively.

During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”). Although the polymer products met the requested specifications at the time of shipment, the material did not work well with this customer’s process. Accordingly, as an accommodation to our customer, and in the interest of helping our customer avoid any process, we opted to take the material back and replace it with another lot. As a result, the significant customer was issued a credit in the amount of the selling price of the polymer products, which was approximately $127,000. The inventory cost of the Returned Goods was approximately $25,000. Although we believe we will be able to sell some or all of the Returned Goods, there can be no assurance that any of the Returned Goods will be sold in future periods. Accordingly, an additional allowance for the excess inventory of approximately $25,000 was recorded as of March 31, 2015.

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Building improvements are amortized using the straight-line method over the remaining estimated life of the building at the time the improvement is put into service. Our building is depreciated using the straight-line method over 40 years. Land is not depreciated.  Expenditures for repairs and maintenance are charged to expense as incurred. We record construction in process in the appropriate asset category and commence depreciation upon completion and commencement of use of the asset. Equipment purchased pursuant to capital lease obligations, primarily computer equipment, is recorded at cost and depreciated on a straight line basis over the life of the lease.

Deferred Financing Costs

We have capitalized certain costs related to the issuance of debt. These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2105 and 2014, amortization expense related to deferred financing costs were $7,000 and $7,000, respectively.

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

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. (See Note 7).

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluate the realizability of our long-lived assets based on reviews of results of sales of similar assets and independent appraisals. As a result of the continued operating losses described above, we evaluated the recoverability of our property and equipment as of March 31, 2015 and 2014 and determined that there existed no impairment of long-lived assets.

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

NOTES TO FINANCIAL STATEMENTS

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

Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 - Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

In June 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued an exposure draft (“ED”), Revenue from Contracts with Customers. The ED was released by the FASB as a proposed Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

3.

Related Party Transactions

On January 16, 2013, Michael Adams, our President and Chief Executive Officer, provided us a cash advance of $60,000 for working capital purposes. The advance was payable on demand and did not bear interest. During fiscal 2014, the advance was repaid and there was no outstanding balance due as of March 31, 2014.

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 8). Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 12). As of March 31, 2015 and 2014, the principle balance of the promissory notes was $50,000 in the aggregate, of which $12,500 in the aggregate was due to Messrs. Adams and Volpe. All warrants issued in connection with this transaction expired on August 21, 2014. Additionally, since February 22, 2014, the promissory notes accrued interest at the rate of 2% per month. As of March 31, 2015 and 2014, the accrued interest recorded on the promissory notes was approximately $13,000 and $0, respectively, of which $3,000 and $0, respectively, was due to Messrs. Adams and Volpe.

4.

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

5.

Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2015	2014
Raw materials	$80	$120
Work in progress	76	52
Finished goods	278	243
	434	415
Less: allowance for obsolete and excess inventory	(130)	(234)
Total inventories, net	$304	$181

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

During the fiscal years ended March 31, 2015 and 2014, we recorded charges of approximately $133,000 and $62,000, respectively, for the write-off of inventory.

During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”) and paid for by the significant customer in a prior year. As a result, the significant customer was issued a credit in the amount of the selling price of the polymer products, which was approximately $127,000. Accordingly, we recorded a current liability in the approximate amount of $127,000, as an effective sales credit/discount to the future sales to this significant customer. Such sales credit/discount is included in accrued expenses in our balance sheet as of March 31, 2015. We also recorded a sales allowance of $127,000 with respect to the Returned Goods, which is recorded in product sales in our statement of operations for the fiscal year ended March 31, 2015. The sales credit/discount to this significant customer was applied in full to this customer’s account in connection with the shipment of product during the first quarter ending June 30, 2015.

The inventory cost of the Returned Goods was approximately $25,000 and was recorded as an increase to our finished goods inventory as of March 31, 2015. Based on managements’ review of the Returned Goods, we concluded the likelihood of selling a large amount of the Returned Goods within the near term was not determinable. Accordingly, an additional allowance for the excess inventory of approximately $25,000 was recorded as of March 31, 2015.

We have no history of having allowed for a product return prior to this date and we have not changed our policy for future returns by customers once the customer has accepted delivery of the product.

6.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2015	2014
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	298	285
	4,717	4,704
Less: accumulated depreciation	(2,719)	(2,594)
	$1,998	$2,110

Depreciation expense for the fiscal years ended March 31, 2015 and 2014 was approximately $126,000 and $180,000, respectively.

During the fiscal year ended March 31, 2015, we acquired computer equipment at an approximate cost of $13,000 pursuant to a two year capital lease agreement. We recorded the equipment under capital lease as furniture, fixtures and office equipment and are depreciating the equipment over the life of the lease. We also recorded the capital lease obligation on the balance sheet and as of March 31, 2015, our capital lease obligation is approximately $8,000. During the fiscal year ended March 31, 2015 we recorded depreciation expense and interest expense of approximately $2,000 and $2,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $25,000 as of March 31, 2015. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

7.

Income Taxes

As of March 31, 2015 and 2014, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We may, from time to time, be assessed interest or penalties by major tax jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense. To date, we have not recognized any interest or penalties.

Tax years 2011 through 2015 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2015	2014
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	5.5%
Non-deductible expenses	(28.8%)	(12.5%)
Federal R&D tax credits, net	1.3%	0.6%
Change in valuation allowance	(12.0%)	(27.6%)
Effective tax rate	0.0%	0.0%

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following is a summary of the significant components of our deferred tax assets as of March 31, 2015 and 2014:

	March 31,
(in thousands)	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$9,187	$9,429
Capital loss carry forward	125	125
Tax credit carry forward	292	279
Inventory and receivable allowances	53	92
Accrued expenses deductible when paid	53	51
Deferred tax assets	9,710	9,976
Deferred Tax Liabilities:
Depreciation and amortization	(208)	(207)
Deferred tax liabilities	(208)	(207)
Net deferred tax assets	9,502	9,770
Valuation allowance	(9,502)	(9,770)
Net deferred tax assets	$-	$-

A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We had no significant deferred tax liabilities as of March 31, 2015 and 2014. Approximately $2,400,000 of state net operating loss carry forwards expired during 2015.

As of March 31, 2015, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$26,056	$131	2020 to 2035
State	$5,692	$243	2015 to 2030
Capital loss carryforward	$316		2015

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities for the years ended March 31, 2012 to 2015.

Approximately $1,400,000 of the above Federal net operating loss carryforwards relate to stock compensation. The related tax benefit of approximately $553,000 will be credited to additional paid-in capital upon realization.

8.

Promissory Notes

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and our chief executive officer and former chief financial officer (the “Investors”). The Notes have a six-month term, bear interest at the rate of 1.75% per month and all principal and accrued interest, if any, is due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes are secured by accounts receivable from certain customers.

During the fiscal year ended March 31, 2014, we repaid $50,000 of the principal balance of the Promissory Notes. As of March 31, 2014, the principle balance of $50,000 which remained outstanding resulted in an event of default. The Investors waived this event of default through July 2, 2015. As of March 31, 2015, the principal balance of $50,000 remained outstanding. As of May 22, 2015, we repaid all of the principal outstanding of $50,000 and accrued interest through that date of approximately $14,000.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

In addition, the Promissory Notes provided for the accrual of default interest at the rate of 2.0% per month in the event the principal balance was not repaid on February 21, 2014. As of March 31, 2015 and 2014, interest of approximately $13,000 and $1,000, respectively, was accrued and included in accrued expenses on our balance sheet.

As of March 31, 2014, all of the Warrants were outstanding. The Warrants expired on August 21, 2014 and there were no Warrants outstanding in connection with this transaction as of March 31, 2015. No Warrants were exercised during the Warrant exercise period.

9.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $25,000 as of March 31, 2015. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2015 and 2014, the total financing obligation was $1,986,000 and $1,986,000, respectively, and accrued interest on financing obligation was $147,000 and $136,000, respectively.  Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date.

After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation. The future minimum lease payments as of March 31, 2015 are as follows:

(in thousands)
Fiscal Years Ending March 31,
2016	$335
2017	345
2018	355
2019	366
2020	377
Thereafter	2,512
$4,290

10.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

11.

Concentration of Credit Risk and Major Customers

For the year ended March 31, 2015, three customers represented 42%, 14% and 11% of revenues, respectively.  For the year ended March 31, 2014, three customers represented 34%, 20% and 10%, respectively, of our revenues.

As of March 31, 2015, we had accounts receivable-trade of $133,000, or 62%, due from two customers.  As of March 31, 2014, we had accounts receivable-trade of $72,000, or 59%, due from three customers.

As of March 31, 2015, we had $76,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2014, we had $73,000 due from two customers related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in our balance sheets.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2015, one vendor represented $274,000, or 69%, of material purchases used in the production process.  During the year ended March 31, 2014, two vendors represented, in the aggregate, $324,000, or 77%, of material purchases used in the production process.

12.

Stockholders’ Equity (Deficit)

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2015, there was no Junior Preferred Stock issued or outstanding.

Common Stock Options and Warrants

On March 31, 2008, we issued warrants to the investment bankers, who assisted in the sale of a former subsidiary, to purchase 219,298 shares of common stock at an exercise price of $0.874 per share, which are exercisable until March 31, 2015. The warrants were valued at $76,000 using the Black-Scholes model and treated as permanent equity. As of March 31, 2015, the warrants expired and no warrants were exercised during the warrant exercise period.

On August 22, 2013, in connection with the issuance of Promissory Notes (the “Notes”) to the Investors (see Note 8), and in lieu of cash payment of interest on the Notes, we entered into Warrant Agreements (the “Warrants”) with the Investors to purchase an aggregate of 435,000 shares of our common stock. The Warrants have a one-year term and are exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. In calculating the estimated fair value of the Warrants, we use the Black-Scholes pricing model with the following assumptions: i) exercise price of $0.075 per share; ii) expected term of one year; iii) expected volatility of 156.9%; iv) risk-free interest rate of 1.64%; and v) expected dividend yield of 0.0%. The estimated fair value of approximately $10,000 was recorded as interest expense in our statements of operations for the fiscal year ended March 31, 2014. The Warrants expired on August 21, 2014 and there were no Warrants outstanding in connection with this transaction as of March 31, 2015. No Warrants were exercised during the Warrant exercise period.

There were no exercises of options or warrants by employees and consultants during the fiscal years ended March 31, 2015 and 2014.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the years ended March 31, 2015 and 2014. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

13.

Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non-Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control. A similar provision is not included in the 2003 Plan. Normally, options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of March 31, 2015 and 2014, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the year ended March 31, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2014	2,615,750	$0.66
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(440,000)	2.170
Options outstanding as of March 31, 2015	2,175,750	0.36	5.47	$-
Options exercisable as of March 31, 2015	1,837,625	0.42	4.93	$-
Options vested or expected to vest as of March 31, 2015	2,175,750	0.36	5.47	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2015 of $0.0365 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. There were no stock options exercised under the Plan for the fiscal years ended March 31, 2015 and 2014. The total fair value of stock options that vested during the fiscal years ended March 31, 2015 and 2014 was $11,000 and $27,000, respectively.

At March 31, 2015 and 2014, there were no shares remaining to be granted under the 1996 Stock Option Plan and the 2003 Stock Option Plan.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended March 31, 2015 and 2014, we recorded stock-based compensation expense for options of approximately $11,000 and $37,000, respectively. As of March 31, 2015, we had approximately $14,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of 1.42 years.

14.

Benefit Plans and Employment Agreements of Executive Officers

We established the AdvanSource 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment. Our contributions are discretionary. We made matching contributions of approximately $13,000 and $7,000 during the fiscal years ended March 31, 2015 and 2014, respectively.

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

During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000. During the fiscal year ended March 31, 2014, Mr. Adams voluntarily reduced his annual base salary to $315,000. There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2015 and 2014.

15.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and determined that we did not have any material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2015	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2015	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 13, 2015	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 13, 2015	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 13, 2015	/s/ Mark Tauscher
Mark Tauscher Director