Form 10-K/A
period 2015-03-31
AdvanSource Biomaterials Corp
filed 2015-07-28
CIK 1011060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 30, 2015, 21,490,621 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $840,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, originally filed on July 13, 2015 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we will not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2015. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

AdvanSource Biomaterials Corporation (“AdvanSource”) is currently comprised of four directors. Our directors and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of July 15, 2015.

Name	Age	Position
Michael F. Adams	59	Director, President and Chief Executive Officer
William J. O'Neill, Jr.	73	Director, Chairman of the Board
Michael L. Barretti	70	Director
Mark R. Tauscher	63	Director

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

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame identified in our bylaws.  To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. These requirements are detailed in our bylaws, which were filed as Appendix D to our definitive proxy statement on Schedule 14A as filed with the SEC on August 30, 2007. A copy of our bylaws will be provided upon written request to the Chief Executive Officer at AdvanSource Biomaterials Corporation, 229 Andover Street, Wilmington, MA 01887.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2015.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that AdvanSource is managed for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of the corporate governance guidelines, committee charters and code of ethics described below are available on our website at www.advbiomaterials.com, and any amendments to any of the foregoing corporate governance documents or any waivers of our code of ethics will be posted on our website. Alternatively, you can request a copy of any of these documents by writing to the Chief Executive Officer, AdvanSource Biomaterials Corporation, 229 Andover Street, Wilmington, MA 01887.

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

During the fiscal year ended March 31, 2015, the Audit Committee met four (4) times. The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investor Relations – Corporate Governance” section.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Mr. Mark R. Tauscher. The Nominating/Corporate Governance Committee’s responsibilities include identifying individuals qualified to become Board members; recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and reviewing and making recommendations to the Board with respect to management succession planning. The Nominating/Corporate Governance Committee did not meet independently during the fiscal year ended March 31, 2015. The responsibilities of the Nominating/Corporate Governance Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2015 and 2014 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($) (2)		Total ($)
Michael F. Adams President & Chief Executive Officer	2015	$316,000	$-	$-		$13,000	(4)	$327,000
	2014	$315,000	$-	$18,000	(3)	$8,000	(4)	$341,000

Former Named Executive Officer
David Volpe Former Chief Financial Officer	2015	$141,000	$-	$-		39,000	(6)	180,000
	2014	$197,000	$-	$7,000	(5)	6,000	(6)	210,000

(1)

The amount reported in this column for the named executive officers represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.

(2)

All other compensation includes, but is not limited to, premiums paid by us for medical, dental, disability and group term life insurance for the named executive officer and former named executive officer.

(3)

During the fiscal year ended March 31, 2014, Mr. Adams received an option award exercisable into 300,000 shares of our common stock, pursuant to our 2003 Stock Option Plan, on September 4, 2013. The September 4, 2013 option award was valued using the Black-Scholes model with the following assumptions: volatility of 180.9%; risk-free interest rate of 1.27%; expected life of 10.0 years; and expected dividend yield of 0.00%. There were no options granted to Mr. Adams during the fiscal year ended March 31, 2015.

(4)

All other compensation of Mr. Adams is composed of approximately i) $10,000 and $5,000 for premiums paid by us for medical and dental insurance, and ii) $3,000 and $3,000 in premiums paid by us for disability and life insurance during the fiscal years ended March 31, 2015 and 2014, respectively.

(5)

During the fiscal year ended March 31, 2014, Mr. Volpe received an option award exercisable into 300,000 shares of our common stock, pursuant to our 2003 Stock Option Plan, on September 4, 2013. The September 4, 2013 option award was valued using the Black-Scholes model with the following assumptions: volatility of 180.9%; risk-free interest rate of 1.27%; expected life of 10.0 years; and expected dividend yield of 0.00%. There were no options granted to Mr. Volpe during the fiscal year ended March 31, 2015.

(6)

All other compensation of Mr. Volpe is composed of approximately i) $8,000 and $4,000 for premiums paid by us for medical and dental insurance, ii) $1,000 and $2,000 in premiums paid by us for disability and life insurance; and iii) $4,000 and $0 for employer contribution to 401k plan during the fiscal years ended March 31, 2015 and 2014, respectively. Additionally, Mr. Volpe received a cash payment of approximately $26,000 on December 27, 2014, the termination date of his employment.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by us of the Chief Executive Officer without Cause, (ii) termination for Good Reason by the Chief Executive Officer following a Change in Control, or (iii) failure by us to renew the Employment Agreement within two years following the occurrence of a Change in Control. The estimated incremental compensation assumes the triggering event had occurred on March 31, 2015. Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.  No other named executive officer in fiscal 2015 is entitled to receive any payments upon termination or a change of control.

Named Executive Officer	Salary ($)		COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Michael F. Adams	$630,000	(1)	$-	$1,000	$-

(1)

Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $315,000 per annum, the base salary then in effect as of March 31, 2015.

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding outstanding stock options held by the named executive officer as of the fiscal year ended March 31, 2015.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael F. Adams President and Chief Executive Officer	100,000	-		$1.23	10/16/2017
	100,000	-		$1.23	10/16/2017
	200,000	-		$0.31	5/8/2019
	250,000	-		$0.29	7/1/2020
	150,000	150,000	(1)	$0.06	9/3/2023
	800,000	150,000

(1)

Options vested at the rate of 25% on September 4, 2013, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on September 4, 2016.

2015 Option Exercises and Stock Vested

During the year ended March 31, 2015, there were no exercises of option awards by the named executive officers.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 15, 2015, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 15, 2015. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams (3)	1,424,704	6.6%
Michael L. Barretti (4)	168,865	*
William J. O'Neill, Jr. (5)	168,750	*
Mark R. Tauscher (6)	37,500	*
Current executive officer and directors as a group (4 persons) (7)	1,799,819	8.4%

*

Less than 1%.

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is AdvanSource Biomaterials Corporation, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)

Based on 21,490,621 outstanding shares as of July 15, 2015.

(3)

Includes 875,000 shares of common stock, which may be purchased within 60 days of July 15, 2015 upon the exercise of stock options.

(4)

Includes 168,750 shares of common stock, which may be purchased within 60 days of July 15, 2015 upon the exercise of stock options.

(5)

Includes 168,750 shares of common stock, which may be purchased within 60 days of July 15, 2015 upon the exercise of stock options.

(6)

Includes 37,500 shares of common stock, which may be purchased within 60 days of July 15, 2015 upon the exercise of stock options.

(7)

See footnotes (3) through (6).

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On January 16, 2013, Michael Adams, our President, Chief Executive Officer and Director, advanced us $60,000 for working capital purposes. The advance was payable on demand and did not bear interest. During fiscal year 2014, this advance was repaid and there was no outstanding balance or further obligation due Mr. Adams with respect to the advance as of March 31, 2014.

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes. Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share. As of March 31, 2015 and 2014, the principle balance of the promissory notes was $50,000 in the aggregate, of which $12,500 in the aggregate was due to Messrs. Adams and Volpe. All warrants issued in connection with this transaction expired on August 21, 2014. Additionally, since February 22, 2014, the promissory notes accrued interest at the rate of 2% per month. As of March 31, 2015 and 2014, the accrued interest recorded on the promissory notes was approximately $13,000 and $0, respectively, of which $3,000 and $0, respectively, was due to Messrs. Adams and Volpe

Transactions with related parties, including, but not limited to, members of the Board of Directors, are reviewed and approved by all members of the Board of Directors. In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors and any such transactions are committed to writing between the related party and us in an executed engagement agreement.

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

Board Attendance

The Board met one time during the year ended March 31, 2015.  Each director attended this meeting of the Board and of committees of the Board on which he served during fiscal 2015. The non-management members of the Board met, without any members of management present, at the scheduled Board of Directors meeting. The members of the Board and its committees did not act by unanimous written consent during the year ended March 31, 2015 pursuant to Delaware law. We do not have a formal policy regarding attendance at the Annual Meeting by directors, but we strongly encourage all directors to attend the Annual Meeting when an Annual Meeting is held.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of July 15, 2015, is indicated in the table below.

Directors	Audit	Compensation	Nominating/Corporate Governance
William J. O'Neill, Jr.	X
Michael L. Barretti		X
Mark R. Tauscher			X

The Board of Directors has determined that all of the members of each committee are independent pursuant to the requirements as contemplated by Rule 10A-3 under the Exchange Act.

Directors’ Compensation

The following table sets forth the annual compensation of AdvanSource non-employee directors for fiscal 2015, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and member of the Audit committee, and equity awards in the form of options pursuant to the 2003 Stock Option Plan. Employee directors do not receive any separate compensation for their service on the Board.

Name (in thousands)	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
William J. O’Neill, Jr.	$5	$-	$-	$5
Michael L. Barretti	4	-	-	4
Mark R. Tauscher	4	-	-	4

(1)

The amount reported in this column for the non-employee directors represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.

Item 14.

Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Liggett, Vogt & Webb P.A., our independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2015 and 2014.

Fee Category	Years Ended March 31,
(in thousands)	2015	2014
Audit fees -Liggett, Vogt & Webb P.A.	44	44
Other audit related fees	-	-
Tax fees – Liggett, Vogt & Webb P.A.	3	3
Total fees	$47	$47

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)

N/A

(2)

Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 28, 2015	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.