Form 10-Q
period 2015-06-30
AdvanSource Biomaterials Corp
filed 2015-08-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	March 31, 2015
ASSETS
Current assets:
Cash	$247	$75
Accounts receivable-trade, net of allowance of $5 as of June 30, 2015 and March 31, 2015	114	214
Accounts receivable-other	79	76
Inventories, net	329	304
Prepaid expenses and other current assets	4	6
Total current assets	773	675
Property, plant and equipment, net	1,965	1,998
Deferred financing costs, net	78	80
Other assets	47	47
Total assets	$2,863	$2,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$327	$295
Accrued expenses	202	362
Customer advance	-	77
Notes payable	-	50
Capital lease obligation	6	8
Deferred revenue	20	43
Total current liabilities	555	835
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	150	147
Total long-term liabilities	2,136	2,133
Total liabilities	2,691	2,968
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and March 31, 2015	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of June 30, 2015 and March 31, 2015	21	21
Additional paid-in capital	38,064	38,061
Accumulated deficit	(37,883)	(38,220)
	202	(138)
Less: treasury stock, 76,692 shares at cost as of June 30, 2015 and March 31, 2015	(30)	(30)
Total stockholders' equity (deficit)	172	(168)
Total liabilities and stockholders' equity (deficit)	$2,863	$2,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2015	2014
Revenues:
Product sales	$1,048	$366
License, royalty and development fees	123	255
Total revenues	1,171	621
Cost of sales	322	228
Gross profit	849	393
Operating expenses:
Research, development and regulatory	80	98
Selling, general and administrative	341	329
Total operating expenses	421	427
Income (loss) from operations	428	(34)
Interest expense	(91)	(98)
Income (loss) before income taxes	337	(132)
Provision for income taxes	-	-
Net income (loss)	$337	$(132)
Net income (loss) per common share, basic and diluted	$0.02	$(0.01)
Shares used in computing net income (loss) per common share, basic and diluted	21,491	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$337	$(132)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	33	43
Amortization of deferred financing costs	2	1
Stock-based compensation	3	3
Changes in assets and liabilities:
Accounts receivable-trade	100	21
Accounts receivable-other	(3)	(6)
Inventories	(25)	31
Prepaid expenses and other current assets	2	(5)
Accounts payable	32	(84)
Accrued expenses	(157)	51
Customer advance	(77)	-
Deferred revenue	(23)	(58)
Net cash flows provided by (used) in operating activities	224	(135)
Cash flows from financing activities:
Repayment of promissory notes	(50)	-
Repayment of capital lease obligation	(2)	-
Net cash flows used in financing activities	(52)	-
Net change in cash	172	(135)
Cash at beginning of period	75	268
Cash at end of period	$247	$133

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$87	$70
Purchase of equipment on capital lease	$-	$13

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three ended June 30, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended March 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2015.

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

4.

Related Party Transactions

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 11).  Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants into 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 9). As of June 30, 2015 and March 31, 2015, the principle balance of the promissory notes was $0 and $50,000, respectfully and in the aggregate, of which $0 and $12,500, respectfully, was due to Messrs. Adams and Volpe in the aggregate.  All warrants issued in connection with this transaction expired on August 21, 2014.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.

Equity-Based Compensation

Our 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by the Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of common stock subject to such options in connection with certain changes in our control. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of June 30, 2015, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the nine months ended June 30, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2015	2,175,750	$0.36
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of June 30, 2015 (unaudited)	2,175,750	$0.36	5.22	$-
Options exercisable as of June 30, 2015 (unaudited)	1,843,875	$0.41	4.67	$-
Options vested or expected to vest as of June 30, 2015 (unaudited)	2,175,750	$0.36	5.22	$-

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $3,000 and $3,000 for the three months ended June 30, 2015 and 2014, respectively. There was no income tax benefit related to these costs. As of June 30, 2015, the total amount of unrecognized equity-based compensation expense was approximately $12,000 which will be recognized over a weighted average period of 1.17 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2015 (unaudited)	March 31, 2015
Raw materials	$108	$80
Work in progress	38	76
Finished goods	313	278
	459	434
Less: allowance for obsolete and excess inventory	(130)	(130)
Total inventories, net	$329	$304

During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”) and paid for by the significant customer in a prior year. As a result, the significant customer was issued a sales credit/discount in the amount of the selling price of the polymer products, which was approximately $127,000. We also recorded a sales allowance of approximately $127,000 with respect to the Returned Goods. As a result, the product sales were reduced in our statement of operations for the fiscal year ended March 31, 2015 and the associated liability was included in accrued expenses on the balance sheet at March 31, 2015. The sales credit/discount to this significant customer was applied in full to this customer’s account in connection with the shipment of product during the three months ended June 30, 2015 and the associated liability as of June 30, 2015 is $0.

The inventory cost of the Returned Goods was approximately $25,000 and was recorded as an increase to our finished goods inventory as of March 31, 2015. Based on managements’ review of the Returned Goods, we concluded the likelihood of selling a large amount of the Returned Goods within the near term was not determinable. Accordingly, an additional allowance for the excess inventory of approximately $25,000 was recorded as of March 31, 2015. As of June 30, 2015, there have been no sales of the Returned Goods and the related allowance for the excess inventory as of June 30, 2015 is approximately $25,000.

We have no history of having allowed for a product return prior to this date and we have not changed our policy for future returns by customers once the customer has accepted delivery of the product.

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2015 (unaudited)	March 31, 2015
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,752)	(2,719)
	$1,965	$1,998

For the three months ended June 30, 2015 and 2014, depreciation expense was $33,000 and $43,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. At June 30, 2015 and 2014, potentially dilutive shares of 2,175,750 and 3,240,048, respectively, were excluded from the diluted income (loss) per share calculations because their effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

9.

Stockholders’ Equity

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of June 30, 2015 as all 500,000 shares authorized under the ESP Plan have been issued.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of June 30, 2015 and March 31, 2015.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and March 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Notes Payable

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and our chief executive officer and former chief financial officer (the “Investors”). The Notes had a six-month term, interest at the rate of 1.75% per month and all principal and accrued interest, if any, was due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants had a one-year term and were exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes were secured by accounts receivable from certain customers.

During the fiscal year ended March 31, 2014, we repaid $50,000 of the principal balance of the Promissory Notes and the principal balance outstanding as of March 31, 2015 was $50,000. During the three months ended June 30, 2015, we repaid the remaining principle balance of $50,000 and accrued interest of approximately $14,000.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

12.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of June 30, 2015. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of June 30, 2015 and March 31, 2015, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $150,000 and $147,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

14.

Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2015, one customer represented 76% of our total revenues. For the three months ended June 30, 2014, three customers represented 71% of our total revenues.

As of June 30, 2015, we had accounts receivable-trade, net, of $78,000, or 69%, due from two customers. As of March 31, 2015, we had accounts receivable-trade, net, of $133,000, or 62%, due from two customers.

As of June 30, 2015, we had $79,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2015, we had $76,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2015. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2015.

Results of Operations

Three Months Ended June 30, 2015 vs. June 30, 2014

Revenues

Total revenues for the three months ended June 30, 2015 were $1,171,000 as compared with $621,000 for the prior year period, an increase of $550,000, or 88.6%.

Product sales of our biomaterials for the three months ended June 30, 2015 were $1,048,000 as compared with $366,000 for the prior year period, an increase of $682,000, or 186.3%. The increase is due to increased product sales to a significant customer. Although we anticipate continuing purchases from this significant customer, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will be consistent with those realized during the three months ended June 30, 2015.

License, royalty and development fees for the three months ended June 30, 2015 were $123,000 as compared with $255,000 for the prior year period, a decrease of $132,000 or 51.2%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

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

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2015 was $849,000, or 72.5% of total revenues, compared with $393,000, or 63.3% of total revenues, for the prior year period. Gross profit on product sales for the three months ended June 30, 2015 was $726,000, or 69.3% of product sales, compared with $138,000, or 37.7% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the positive impact of increased absorption of fixed overhead costs resulting from the increase in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2015 were $80,000 as compared with $98,000 for the prior year period, a decrease of $18,000 or 18.4%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses have remained stable from quarter-to-quarter. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $341,000 as compared with $329,000 for the prior year period, an increase of $12,000, or 3.7%. Selling, general and administrative expenses have remained stable from quarter-to-quarter. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $91,000 as compared to $98,000 for the comparable prior year period. Interest expense is composed primarily of of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $247,000. This represents an increase of $172,000, or 229.3%, as compared to a cash balance of $75,000 as of March 31, 2015.

During the three months ended June 30, 2015, we had net cash inflows of $224,000 from operating activities as compared with net cash outflows of $135,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. We generated an additional $359,000 of net cash from operating activities as compared to the prior year period, primarily due to (i) the net income generated during the period; (ii) increased collection of receivables from our customers; and (iii) the effect of non-cash depreciation charges. These cash inflows were offset by (i) decreases in accrued expenses primarily related to period end payroll-related accruals and application of a credit to a significant customer for polymer material returned in a previous period; and (ii) recognition of revenue on the shipment of product for which a customer provided us an  advance in a prior period.

During the three months ended June 30, 2015, we had net cash outflows from financing activities of $52,000 primarily from the repayment of principal on promissory notes in the aggregate amount of $50,000. During the three months ended June 30, 2014, we had no cash flows from financing activities.

There were no options or warrants exercised during the three months ended June 30, 2015 and 2014, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of June 30, 2015 our cash position and cash flows from our fiscal 2015 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2015, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2015.

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

Dated: August 14, 2015