Form 10-Q
period 2015-09-30
AdvanSource Biomaterials Corp
filed 2015-11-16
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-28034

AdvanSource Biomaterials Corporation
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	043186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)

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

☐ Large Accelerated Filer ☐ Accelerated Filer
☐ Non-accelerated Filer ☒ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2015, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	March 31, 2015
ASSETS
Current assets:
Cash	$517	$75
Accounts receivable-trade, net of allowance of $5 as of September 30, 2015 and March 31, 2015	75	214
Accounts receivable-other	104	76
Inventories, net	252	304
Prepaid expenses and other current assets	5	6
Total current assets	953	675
Property, plant and equipment, net	1,951	1,998
Deferred financing costs, net	76	80
Other assets	47	47
Total assets	$3,027	$2,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$217	$295
Accrued expenses	211	362
Customer advance	23	77
Notes payable	-	50
Capital lease obligation	4	8
Deferred revenue	48	43
Total current liabilities	503	835
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	153	147
Total long-term liabilities	2,139	2,133
Total liabilities	2,642	2,968
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and March 31, 2015	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of September 30, 2015 and March 31, 2015	21	21
Additional paid-in capital	38,095	38,061
Accumulated deficit	(37,701)	(38,220)
	415	(138)
Less: treasury stock; 76,692 shares at cost as of September 30, 2015 and March 31, 2015	(30)	(30)
Total stockholders' equity (deficit)	385	(168)
Total liabilities and stockholders' equity (deficit)	$3,027	$2,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales	$857	$299	$1,906	$665
License, royalty and development fees	184	255	307	510
	1,041	554	2,213	1,175
Cost of sales	305	211	627	438
Gross profit	736	343	1,586	737
Operating expenses:
Research, development and regulatory	73	95	153	193
Selling, general and administrative	393	327	734	656
	466	422	887	849
Income (loss) from operations	270	(79)	699	(112)
Interest expense	(89)	(97)	(180)	(196)
Provision for income taxes	-	-	-	-
Net income (loss)	$181	$(176)	$519	$(308)

Net income (loss) per common share:
Basic	$0.01	$(0.01)	$0.02	$(0.01)
Diluted	$0.01	$(0.01)	$0.02	$(0.01)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491	21,491	21,491
Diluted:	22,271	21,491	22,160	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$519	$(308)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	47	83
Amortization of deferred financing costs	4	3
Stock-based compensation	34	6
Changes in assets and liabilities:
Accounts receivable-trade	139	32
Accounts receivable-other	(28)	(3)
Inventories	52	22
Prepaid expenses and other current assets	1	1
Accounts payable	(78)	16
Accrued expenses	(145)	20
Customer advance	(54)	78
Deferred revenue	5	(67)
Net cash flows provided by (used in) operating activities	496	(117)
Cash flows from financing activities:
Repayment of promissory notes	(50)	-
Repayment of capital lease obligations	(4)	-
Net cash flows used in financing activities	(54)	-
Net change in cash	442	(117)
Cash at beginning of period	75	268
Cash at end of period	$517	$151

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$171	$140
Purchase of equipment on capital lease	$-	$13

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended September 30, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as amended, as of and for the year ended March 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

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

SEPTEMBER 30, 2015

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

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

4.

Related Party Transactions

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 11).  Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants into 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 9). As of September 30, 2015 and March 31, 2015, the principle balance of the promissory notes was $0 and $50,000, respectfully and in the aggregate, of which $0 and $12,500, respectfully, was due to Messrs. Adams and Volpe in the aggregate.  All warrants issued in connection with this transaction expired on August 21, 2014.

5.

Equity-Based Compensation

Our 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by the Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of common stock subject to such options in connection with certain changes in our control. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of September 30, 2015, there are no other equity incentive plans in place for the future issuance of our common stock.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Activity under the Plans for the six months ended September 30, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2015	2,175,750	$0.36		$41
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(5,000)	$0.06
Options outstanding as of September 30, 2015 (unaudited)	2,170,750	$0.36	4.94	$41
Options exercisable as of September 30, 2015 (unaudited)	1,835,125	$0.42	4.39	$20
Options vested or expected to vest as of September 30, 2015 (unaudited)	2,170,750	$0.36	4.94	$41

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $3,000 and $3,000 for the three months ended September 30, 2015 and 2014, respectively, and $5,000 and $6,000 for the six months ended September 30, 2015 and 2014, respectively. There was no income tax benefit related to these costs. As of September 30, 2015, the total amount of unrecognized equity-based compensation expense was approximately $9,000 which will be recognized over a weighted average period of .92 years.

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	September 30, 2015 (unaudited)	March 31, 2015
Raw materials	$102	$80
Work in progress	33	76
Finished goods	247	278
	382	434
Less: allowance for obsolete and excess inventory	(130)	(130)
Total inventories, net	$252	$304

During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”) and paid for by the significant customer in a prior year. As a result, the significant customer was issued a sales credit/discount in the amount of the selling price of the polymer products, which was approximately $127,000. We also recorded a sales allowance of approximately $127,000 with respect to the Returned Goods. As a result, the product sales were reduced in our statement of operations for the fiscal year ended March 31, 2015 and the associated liability was included in accrued expenses on the balance sheet at March 31, 2015. The sales credit/discount to this significant customer was applied in full to this customer’s account in connection with the shipment of product during the three months ended June 30, 2015 and the associated liability as of September 30, 2015 is $0.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The inventory cost of the Returned Goods was approximately $25,000 and was recorded as an increase to our finished goods inventory as of March 31, 2015. Based on managements’ review of the Returned Goods, we concluded the likelihood of selling a large amount of the Returned Goods within the near term was not determinable. Accordingly, an additional allowance for the excess inventory of approximately $25,000 was recorded as of March 31, 2015. As of September 30, 2015, there have been no sales of the Returned Goods and the related allowance for the excess inventory as of September 30, 2015 is approximately $25,000.

We have no history of having allowed for a product return prior to this date and we have not changed our policy for future returns by customers once the customer has accepted delivery of the product.

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2015 (unaudited)	March 31, 2015
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,766)	(2,719)
	$1,951	$1,998

For the three months ended September 30, 2015 and 2014, depreciation expense was $14,000 and $40,000, respectively. For the six months ended September 30, 2015 and 2014, depreciation expense was $47,000 and $83,000, respectively.

8.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. At September 30, 2015 and 2014, potentially dilutive shares of 3,001,250 and 2,755,048, respectively, were excluded from the diluted income (loss) per share calculations because their effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares. Shares deemed to be antidilutive include stock options and warrants issuable upon exercise.

9.

Stockholders’ Equity

Common Stock Options and Warrants

On July 22, 2015, we engaged the services of a financial and strategic advisor whose services include, but are not limited to, financial advice, strategic advice and investment banking services. In connection with this engagement, we agreed to compensate the investment bankers approximately $4,000 per quarter for a one year period and we issued them a warrant to purchase 830,500 shares of our common stock at an exercise price of $0.301 per share, the approximate fair value of our common stock on the date of the engagement. The warrant is exercisable at any time until July 21, 2025. The warrant was valued at approximately $28,000 using the Black-Scholes model and treated as permanent equity.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

There were no exercises of options or warrants by employees or consultants during the three and six months ended September 30, 2015 and 2014, respectively.

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of September 30, 2015 as all 500,000 shares authorized under the ESP Plan have been issued.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of September 30, 2015 and March 31, 2015.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of September 30, 2015 and March 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

12. Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of September 30, 2015. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of September 30, 2015 and March 31, 2015, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $150,000 and $147,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

14.

Concentrations of Credit Risk and Major Customers

For the three months ended September 30, 2015 and 2014, three customer represented 77% of our total revenues and two customers represented 47% of our total revenues, respectively.

For the six months ended September 30, 2015 and 2014, one customer represented 65% of our total revenues and three customers represented 63% of our total revenues, respectively.

As of September 30, 2015, we had accounts receivable-trade, net, of $58,000, or 77%, due from four customers. As of March 31, 2015, we had accounts receivable-trade, net, of $133,000, or 62%, due from two customers.

As of September 30, 2015, we had $104,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2015, we had $76,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2015. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2015.

Results of Operations

Three Months Ended September 30, 2015 vs. September 30, 2014

Revenues

Total revenues for the three months ended September 30, 2015 were $1,041,000 as compared with $554,000 for the prior year period, an increase of $487,000, or 87.9%.

Product sales of our biomaterials for the three months ended September 30, 2015 were $857,000 as compared with $299,000 for the prior year period, an increase of $558,000, or 186.6%. The increase is due to increased product sales to a significant customer. Although we anticipate continuing purchases from this significant customer, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will be consistent with those realized during the three months ended September 30, 2015.

License, royalty and development fees for the three months ended September 30, 2015 were $184,000 as compared with $255,000 for the prior year period, a decrease of $71,000 or 27.8%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is due primarily to the completion of an amendment to the non-exclusive license and consulting services agreements (the “Amended Agreements”) with a major international developer and manufacturer of medical devices (the “International Customer”) which previously resulted in quarterly fees of approximately $140,000. As of September 30, 2014, the International Customer met all of their obligations with respect to the Amended Agreements and there are no further payments due to us.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2015 was $736,000, or 70.7% of total revenues, compared with $343,000, or 61.9% of total revenues, for the prior year period. Gross profit on product sales for the three months ended September 30, 2015 was $552,000, or 64.4% of product sales, compared with $88,000, or 29.4% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the positive impact of increased absorption of fixed overhead costs resulting from the increase in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2015 were $73,000 as compared with $95,000 for the prior year period, a decrease of $22,000 or 23.2%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses decreased primarily as a result of research and development equipment being fully depreciated in the current quarterly period and a reduction in R&D materials. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 were $393,000 as compared with $327,000 for the prior year period, an increase of $66,000, or 20.2%. Selling, general and administrative expenses increased primarily as a result of (i) stock-based compensation expense of approximately $28,000 in connection with the issuance of a warrant to a financial and strategic advisor: (ii) the net effect of a refund received in the prior year quarter in connection with our health reimbursement program resulting in variance of approximately $27,000; and (iii) miscellaneous charges in connection with previously underaccrued liabilities the approximate amount of $29,000. These increased costs were offset by an approximate $20,000 reduction in administrative costs by the replacement of a full-time CFO with a financial consultant. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $89,000 as compared to $97,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Six Months Ended September 30, 2015 vs. September 30, 2014

Revenues

Total revenues for the six months ended September 30, 2015 were $2,213,000 as compared with $1,175,000 for the prior year period, an increase of $1,038,000, or 88.3%.

Product sales of our biomaterials for the six months ended September 30, 2015 were $1,906,000 as compared with $665,000 for the prior year period, an increase of $1,241,000, or 186.6%. The increase is due to increased product sales to a significant customer. Although we anticipate continuing purchases from this significant customer, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will be consistent with those realized during the six months ended September 30, 2015.

License, royalty and development fees for the six months ended September 30, 2015 were $307,000 as compared with $510,000 for the prior year period, a decrease of $203,000 or 39.8%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is due primarily to the completion of an amendment to the non-exclusive license and consulting services agreements (the “Amended Agreements”) with a major international developer and manufacturer of medical devices (the “International Customer”) which previously resulted in quarterly fees of approximately $280,000. As of September 30, 2014, the International Customer met all of their obligations with respect to the Amended Agreements and there are no further payments due to us.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2015 was $1,586,000, or 71.7% of total revenues, compared with $737,000, or 62.7% of total revenues, for the prior year period. Gross profit on product sales for the six months ended September 30, 2015 was $1,279,000, or 67.1% of product sales, compared with $227,000, or 34.1% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the positive impact of increased absorption of fixed overhead costs resulting from the increase in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2015 were $153,000 as compared with $193,000 for the prior year period, a decrease of $40,000 or 20.7%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses decreased primarily as a result of research and development equipment being fully depreciated in the current fiscal period and a reduction in R&D materials. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2015 were $734,000 as compared with $656,000 for the prior year period, an increase of $78,000, or 11.9%. Selling, general and administrative expenses increased primarily as a result of (i) stock-based compensation expense of approximately $28,000 in connection with the issuance of a warrant to a financial and strategic advisor: (ii) the net effect of a refund received in the prior year quarter in connection with our health reimbursement program resulting in variance of approximately $27,000; and (iii) miscellaneous charges in connection with previously underaccrued liabilities the approximate amount of $29,000. These increased costs were offset by an approximate $24,000 reduction in administrative costs by the replacement of a full-time CFO with a financial consultant. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the six months ended September 30, 2015 was $180,000 as compared to $196,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $517,000. This represents an increase of $442,000, or 589.3%, as compared to a cash balance of $75,000 as of March 31, 2015.

During the six months ended September 30, 2015, we had net cash inflows of $496,000 from operating activities as compared with net cash outflows of $117,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. We generated an additional $613,000 of net cash from operating activities as compared to the prior year period, primarily due to (i) the net income generated during the period; (ii) increased collection of receivables from our customers; and (iii) the effect of non-cash depreciation charges. These cash inflows were offset by (i) decreases in accrued expenses primarily related to period end payroll-related accruals and application of a credit to a significant customer for polymer material returned in a previous period; and (ii) recognition of revenue on the shipment of product for which a customer provided us an  advance in a prior period.

During the six months ended September 30, 2015, we had net cash outflows from financing activities of $54,000 primarily from the repayment of principal on promissory notes in the aggregate amount of $50,000. During the six months ended September 30, 2014, we had no cash flows from financing activities.

There were no options or warrants exercised during the six months ended September 30, 2015 and 2014, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of September 30, 2015 our cash position and cash flows from our fiscal 2016 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2015, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 16, 2015