Form 10-Q
period 2015-12-31
AdvanSource Biomaterials Corp
filed 2016-02-12
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
or
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Non-accelerated Filer ☒ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 12, 2016, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2015 (Unaudited)	March 31, 2015
ASSETS
Current assets:
Cash	$ 231	$ 75
Accounts receivable-trade, net of allowance of $5 as of December 31, 2015 and March 31, 2015	166	214
Accounts receivable-other	113	76
Inventories, net	242	304
Prepaid expenses and other current assets	5	6
Total current assets	757	675
Property, plant and equipment, net	1,936	1,998
Deferred financing costs, net	75	80
Other assets	47	47
Total assets	$ 2,815	$ 2,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 186	$ 295
Accrued expenses	173	362
Customer advance	11	77
Notes payable	-	50
Capital lease obligation	3	8
Deferred revenue	25	43
Total current liabilities	398	835
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	156	147
Total long-term liabilities	2,142	2,133
Total liabilities	2,540	2,968
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and March 31, 2015	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of December 31, 2015 and March 31, 2015	21	21
Additional paid-in capital	38,097	38,061
Accumulated deficit	(37,813)	(38,220)
	305	(138)
Less: treasury stock; 76,692 shares at cost as of December 31, 2015 and March 31, 2015	(30)	(30)
Total stockholders' equity (deficit)	275	(168)
Total liabilities and stockholders' equity (deficit)	$ 2,815	$ 2,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Product sales	$ 439	$ 355	$ 2,344	$ 1,020
License, royalty and development fees	153	142	461	652
	592	497	2,805	1,672
Cost of sales	242	182	869	620
Gross profit	350	315	1,936	1,052
Operating expenses:
Research, development and regulatory	75	84	228	277
Selling, general and administrative	297	325	1,032	981
	372	409	1,260	1,258
Income (loss) from operations	(22)	(94)	676	(206)
Interest expense	(89)	(91)	(269)	(287)
Income (loss) before provision for income taxes	(111)	(185)	407	(493)
Provision for income taxes	-	-	-	-
Net income (loss)	$ (111)	$ (185)	$ 407	$ (493)

Net income (loss) per common share:
Basic	$ (0.01)	$ (0.01)	$ 0.02	$ (0.02)
Diluted	$ (0.01)	$ (0.01)	$ 0.02	$ (0.02)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491	21,491	21,491
Diluted:	21,491	21,491	22,631	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$ 407	$ (493)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	62	105
Amortization of deferred financing costs	5	5
Stock-based compensation	36	9
Provision for inventory reserve	-	25
Changes in assets and liabilities:
Accounts receivable-trade	48	(135)
Accounts receivable-other	(37)	(4)
Inventories	62	(116)
Prepaid expenses and other current assets	1	-
Accounts payable	(109)	67
Accrued expenses	(180)	243
Customer advance	(66)	77
Deferred revenue	(18)	(40)
Net cash flows provided by (used in) operating activities	211	(257)
Cash flows from investing activities:
Net cash flows provided by (used in) investing activities	-	-
Cash flows from financing activities:
Repayment of promissory notes	(50)	-
Repayment of capital lease obligations	(5)	-
Net cash flows used in financing activities	(55)	-
Net change in cash	156	(257)
Cash at beginning of period	75	268
Cash at end of period	$ 231	$ 11

Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ 254	$ 196
Purchase of equipment on capital lease	$ -	$ 13

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended December 31, 2015 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as amended, as of and for the year ended March 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

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

3.

New Accounting Pronouncement

We have evaluated all issued but not effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.

Related Party Transactions

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 11).  Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants into 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 9). As of December 31, 2015 and March 31, 2015, the principle balance of the promissory notes was $0 and $50,000, respectfully and in the aggregate, of which $0 and $12,500, respectfully, was due to Messrs. Adams and Volpe in the aggregate.  All warrants issued in connection with this transaction expired on August 21, 2014.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

5.   Equity-Based Compensation

Our 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by the Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares were reserved for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the exercise price of Incentive Stock Options issued under the 1996 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 1996 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the SEC registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of common stock subject to such options in connection with certain changes in our control. A similar provision is not included in the 2003 Plan. Options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of December 31, 2015, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the nine months ended December 31, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2015	2,170,750	$ 0.36		$ 190
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of December 31, 2015 (unaudited)	2,170,750	$ 0.36	4.71	$ 190
Options exercisable as of December 31, 2015 (unaudited)	2,002,937	$ 0.39	4.46	$ 148
Options vested or expected to vest as of December 31, 2015 (unaudited)	2,170,750	$ 0.36	4.71	$ 190

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $2,000 and $2,000 for the three months ended December 31, 2015 and 2014, respectively, and $8,000 and $9,000 for the nine months ended December 31, 2015 and 2014, respectively. There was no income tax benefit related to these costs. As of December 31, 2015, the total amount of unrecognized equity-based compensation expense was approximately $7,000 which will be recognized over a weighted average period of .67 years.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

6.   Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	December 31, 2015 (unaudited)	March 31, 2015
Raw materials	$ 109	$ 80
Work in progress	39	76
Finished goods	224	278
	372	434
Less: allowance for obsolete and excess inventory	(130)	(130)
Total inventories, net	$ 242	$ 304

During the fiscal year ended March 31, 2015, we allowed a significant customer to return certain polymer products which were sold and shipped in a prior year (the “Returned Goods”) and paid for by the significant customer in a prior year. As a result, the significant customer was issued a sales credit/discount in the amount of the selling price of the polymer products, which was approximately $127,000. We also recorded a sales allowance of approximately $127,000 with respect to the Returned Goods. As a result, the product sales were reduced in our statement of operations for the fiscal year ended March 31, 2015 and the associated liability was included in accrued expenses on the balance sheet at March 31, 2015. The sales credit/discount to this significant customer was applied in full to this customer’s account in connection with the shipment of product during the three months ended June 30, 2015 and the associated liability as of December 31, 2015 is $0.

The inventory cost of the Returned Goods was approximately $25,000 and was recorded as an increase to our finished goods inventory as of March 31, 2015. Based on managements’ review of the Returned Goods, we concluded the likelihood of selling a large amount of the Returned Goods within the near term was not determinable. Accordingly, an additional allowance for the excess inventory of approximately $25,000 was recorded as of March 31, 2015. As of December 31, 2015, there have been no sales of the Returned Goods and the related allowance for the excess inventory as of December 31, 2015 is approximately $25,000.

We have no history of having allowed for a product return prior to this date and we have not changed our policy for future returns by customers once the customer has accepted delivery of the product.

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2015 (unaudited)	March 31, 2015
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,781)	(2,719)
	$ 1,936	$ 1,998

For the three months ended December 31, 2015 and 2014, depreciation expense was $14,000 and $22,000, respectively. For the nine months ended December 31, 2015 and 2014, depreciation expense was $62,000 and $105,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

8.   Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income (loss) per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 3,001,250 shares and 1,499,500 shares for the three and nine months ended December 31, 2015, respectively, and 2,685,048 shares and 2,685,048 shares, for the three and nine months ended December 31, 2014, respectively.

9.

Stockholders’ Equity

Common Stock Options and Warrants

On July 22, 2015, we engaged the services of a financial and strategic advisor whose services include, but are not limited to, financial advice, strategic advice and investment banking services. In connection with this engagement, we agreed to compensate the investment bankers approximately $4,000 per quarter for a one year period and we issued them a warrant to purchase 830,500 shares of our common stock at an exercise price of $0.0301 per share, the approximate fair value of our common stock on the date of the engagement. The warrant is exercisable at any time until July 21, 2025. The warrant was valued at approximately $28,000 using the Black-Scholes model and was expensed to compensation in the three month period ended September 30, 2015.

There were no exercises of options or warrants by employees or consultants during the three and nine months ended December 31, 2015 and 2014, respectively.

Employee Stock Purchase Plan

There were no shares of our common stock issued pursuant to the Employee Stock Purchase Plan (the “ESP Plan”) as of December 31, 2015 as all 500,000 shares authorized under the ESP Plan have been issued.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of December 31, 2015 and March 31, 2015.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and March 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

During the fiscal year ended March 31, 2014, we repaid $50,000 of the principal balance of the Promissory Notes and the principal balance outstanding as of March 31, 2015 was $50,000. During the three months ended June 30, 2015, we repaid the remaining principle balance of $50,000 and accrued interest of approximately $14,000. We have no Promissory Notes outstanding as of December 31, 2015.

12.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of December 31, 2015. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of December 31, 2015 and March 31, 2015, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $150,000 and $147,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

14.

Concentrations of Credit Risk and Major Customers

For the three months ended December 31, 2015 and 2014, two customers represented 52% of our total revenues and three customers represented 72% of our total revenues, respectively.

For the nine months ended December 31, 2015 and 2014, two customers represented 68% of our total revenues and three customers represented 54% of our total revenues, respectively.

As of December 31, 2015, we had accounts receivable-trade, net, of $104,000, or 62%, due from two customers. As of March 31, 2015, we had accounts receivable-trade, net, of $133,000, or 62%, due from two customers.

As of December 31, 2015, we had $113,000 due from two customers related to receivables on royalties, license and annual usage fees. As of March 31, 2015, we had $76,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note B to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2015. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2015.

Results of Operations

Three Months Ended December 31, 2015 vs. December 31, 2014

Revenues

Total revenues for the three months ended December 31, 2015 were $592,000 as compared with $497,000 for the prior year period, an increase of $95,000, or 19.1%.

Product sales of our biomaterials for the three months ended December 31, 2015 were $439,000 as compared with $355,000 for the prior year period, an increase of $84,000, or 23.4%. The increase is due to product sales to an expanded customer base, including one significant customer.

License, royalty and development fees for the three months ended December 31, 2015 were $153,000 as compared with $142,000 for the prior year period, an increase of $11,000 or 7.8%. The increase in license, royalty and development fees is due primarily to increased royalties from two customers experiencing increased sales of their medical device products. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2015 was $350,000, or 59.1% of total revenues, compared with $315,000, or 63.4% of total revenues, for the prior year period. Gross profit on product sales for the three months ended December 31, 2015 was $197,000, or 44.9% of product sales, compared with $173,000, or 48.7% of product sales, for the prior year period. The increase in gross profit dollars on total revenues and product sales is due to the increased royalty revenues and product sales for the three months ended December 31, 2105 as compared to the comparable prior year period. The decrease in gross profit as a percentage of total revenues and product sales is primarily due to the increase in outside consulting costs associated with supply chain management.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2015 were $75,000 as compared with $84,000 for the prior year period, a decrease of $9,000 or 10.7%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses decreased primarily as a result of research and development equipment being fully depreciated in the current quarterly period and a reduction in R&D materials. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2015 were $297,000 as compared with $325,000 for the prior year period, a decrease of $28,000, or 8.6%. Selling, general and administrative expenses decreased primarily as a result of reduced administrative costs effected through the replacement of our full-time CFO with a financial consultant. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the three months ended December 31, 2015 was $89,000 as compared to $91,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Nine Months Ended December 31, 2015 vs. December 31, 2014

Revenues

Total revenues for the nine months ended December 31, 2015 were $2,805,000 as compared with $1,672,000 for the prior year period, an increase of $1,133,000, or 67.8%.

Product sales of our biomaterials for the nine months ended December 31, 2015 were $2,344,000 as compared with $1,020,000 for the prior year period, an increase of $1,324,000, or 129.8%. The increase is due to increased product sales to a significant customer. Although we anticipate continuing purchases from this significant customer, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will be consistent with those realized during the nine months ended December 31, 2015.

License, royalty and development fees for the nine months ended December 31, 2015 were $461,000 as compared with $652,000 for the prior year period, a decrease of $191,000 or 29.38%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

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

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2015 was $1,936,000, or 69.0% of total revenues, compared with $1,052,000, or 62.9% of total revenues, for the prior year period. Gross profit on product sales for the nine months ended December 31, 2015 was $1,475,000, or 62.9% of product sales, compared with $400,000, or 39.2% of product sales, for the prior year period. The increase in gross profit dollars and gross profit as a percentage of product sales is primarily due to the positive impact of increased absorption of fixed overhead costs resulting from the increase in product sales volume.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2015 were $228,000 as compared with $277,000 for the prior year period, a decrease of $49,000 or 17.7%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Research and development expenses decreased primarily as a result of research and development equipment being fully depreciated in the current fiscal period and a reduction in R&D materials. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2015 were $1,032,000 as compared with $981,000 for the prior year period, an increase of $51,000, or 11.9%. Selling, general and administrative expenses increased primarily as a result of (i) stock-based compensation expense of approximately $28,000 in connection with the issuance of a warrant to a financial and strategic advisor: (ii) the net effect of a refund received in the prior year quarter in connection with our health reimbursement program resulting in variance of approximately $27,000; and (iii) miscellaneous charges in connection with previously underaccrued liabilities the approximate amount of $29,000. These increased costs were offset by the reduction in administrative costs through the replacement of our full-time CFO with a financial consultant. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the nine months ended December 31, 2015 was $269,000 as compared to $287,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $231,000. This represents an increase of $156,000, or 208.0%, as compared to a cash balance of $75,000 as of March 31, 2015.

During the nine months ended December 31, 2015, we had net cash inflows of $211,000 from operating activities as compared with net cash outflows of $257,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. We generated an additional $468,000 of net cash from operating activities as compared to the prior year period, primarily due to (i) the net income generated during the period; (ii) collection of receivables from our customers; (iii) reduction of inventory in connection with product sales activity; and (iii) the effect of non-cash depreciation charges. These cash inflows were offset by (i) reduction in accounts payable from normal vendor payment activities; (ii) decreases in accrued expenses primarily related to period end payroll-related accruals and application of a credit to a significant customer for polymer material returned in a previous period; and (iii) recognition of revenue on the shipment of product for which a customer provided us an  advance in a prior period.

During the nine months ended December 31, 2015, we had net cash outflows from financing activities of $55,000 primarily from the repayment of principal on promissory notes in the aggregate amount of $50,000. During the nine months ended December 31, 2014, we had no cash flows from financing activities.

There were no options or warrants exercised during the nine months ended December 31, 2015 and 2014, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of December 31, 2015 our cash position and cash flows from our fiscal 2016 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2015, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 12, 2016