Form 10-K
period 2016-03-31
AdvanSource Biomaterials Corp
filed 2016-06-27
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 17, 2016, 21,490,621 shares of the registrant’s Common Stock were outstanding. As of September 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $840,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2016

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material. As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers. During the years ended March 31, 2016 and 2015, we generated revenues from license, royalty and development fees of $618,000 and $775,000, respectively.

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

We perform ongoing credit evaluations and maintain allowances for potential credit losses. As of March 31, 2016, we had accounts receivable-trade of $46,000, or 65%, due from four customers. As of March 31, 2015, we had accounts receivable-trade of $133,000, or 62%, due from two customers.

As of March 31, 2016, we had $121,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2015, we had $76,000 due from two customer related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the year ended March 31, 2016, two customers represented 52% and 13% of revenues, respectively. For the year ended March 31, 2015, three customers represented 42%, 14% and 11%, respectively, of our revenues.

Revenues

Our revenues were $3,181,000 and $2,574,000 for the years ended March 31, 2016 and 2015, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations. Research, development and regulatory expenditures for the years ended March 31, 2016 and 2015 were $310,000 and $356,000, respectively, and consisted primarily of salaries and related costs (79% and 69% of research and development expenses in fiscal 2016 and 2015, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $179,000 at March 31, 2016.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2016, we had 12 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) five in production, (ii) two in research and development, (iii) three in sales and marketing, and (iv) two in administration.

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

Our revenues were $3,181,000 and $2,574,000 for the years ended March 31, 2016 and 2015, respectively. We had net income of $33,000 and net loss of $318,000 for the years ended March 31, 2016 and 2015, respectively. There is a risk that we will never be profitable. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A limited number of customers have, historically, accounted for a significant portion of our revenues. For the fiscal year ended March 31, 2016, two customers represented 52% and 13% of revenues, respectively. For the fiscal year ended March 31, 2015, three customers represented 42%, 14% and 11%, respectively, of our revenues. Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations. Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from our existing significant customers. In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. Although management has concluded that our internal control over financial reporting was effective as of March 31, 2016, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2016.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  During the fiscal year ended March 31, 2016, our stock price ranged from $0.030 to $0.410. The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2016, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding. As of March 31, 2016, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010. The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants. As of March 31, 2016, we had outstanding stock options and warrants to purchase 3,001,250 shares of our common stock, the exercise price of which range between $0.03 per share to $1.45 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution. No stock options or warrants were exercised during the fiscal year ended March 31, 2016.

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2016
	High	Low
4th Quarter	$ 0.410	$ 0.143
3rd Quarter	0.349	0.110
2nd Quarter	0.170	0.032
1st Quarter	0.045	0.030

	Fiscal Year 2015
	High	Low
4th Quarter	$ 0.038	$ 0.020
3rd Quarter	0.050	0.020
2nd Quarter	0.083	0.041
1st Quarter	0.086	0.045

As of June 13, 2016, there were 334 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on June 13, 2016, was $0.15 per share. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2016 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	3,001,250	(1)	$ 0.269	-
	3,001,250			-

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan). We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2016 and 2015. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2016” or our “2016 fiscal year” refer to the fiscal year ended March 31, 2016.

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals. As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2016 and 2015 and determined that there existed no impairment of our long-lived assets.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards. We anticipate the amount of stock-based compensation to increase in the future as additional options are granted. As of March 31, 2016, there was approximately $4,000 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of 0.43 years.

Results of Operations

Fiscal Year Ended March 31, 2016 vs. March 31, 2015

Revenues

Total revenues for the fiscal year ended March 31, 2016 were $3,181,000 as compared with $2,574,000 for the comparable prior year period, an increase of $607,000, or 23.6%.

Product sales of our biomaterials for the fiscal year ended March 31, 2016 were $2,563,000 as compared with $1,799,000 for the comparable prior year period, an increase of $764,000, or 42.5%. The increase is due to increased product sales to a significant customer. Although we anticipate continuing purchases from this significant customer, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will be consistent with those realized during the fiscal year ended March 31, 2016.

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

License, royalty and development fees for the fiscal year ended March 31, 2016 were $618,000 as compared with $775,000 for the comparable prior year period, a decrease of $157,000 or 20.3%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The decrease in license, royalty and development fees is due primarily to the completion of an amendment to the non-exclusive license and consulting services agreements (the “Amended Agreements”) with a major international developer and manufacturer of medical devices (the “International Customer”). During the fiscal year ended March 31, 2015 we recognized license fees from the International Customer of $280,000. As of September 30, 2014, the International Customer met all of their obligations with respect to the Amended Agreements and there were no further payments due to us. The decrease in license, royalty and development fees from the International Customer were partially offset by an approximate $154,000 increase in exclusivity fees and royalties from two of our domestic customers during the fiscal year ended March 31, 2016.

For the year ended March 31, 2016, two customers represented 52% and 13% of our total revenues, respectively. For the year ended March 31, 2015, three customer represented 42%, 14% and 11%, respectively, of our total revenues. We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2016 was $2,101,000, or 66.0% of total revenues, compared with $1,646,000, or 63.9% of total revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is due to (i) decreased overhead costs, primarily from lower depreciation expense and the write-off of previously reserved inventory; and (ii) increase in product sales. These increases were partially offset by the decrease in license, royalty and development fees which have no associated costs.

Gross profit on product sales for the fiscal year ended March 31, 2016 was $1,483,000, or 57.9% of product sales, compared with $871,000, or 48.4% of product sales, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is due to (i) decreased overhead costs, primarily from lower depreciation expense due to full depreciation of certain production assets and the write-off of previously reserved inventory; and (ii) increase in product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2016 were $310,000 as compared with $356,000 for the comparable prior year period, a decrease of $46,000 or 12.9%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. The decrease in research and development expenses is primarily a result of lower depreciation expense due to full depreciation of certain research and development assets and decrease in research and development materials. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2016 were $1,387,000 as compared with $1,222,000 for the comparable prior year period, an increase of $165,000 or 13.5%. The increase is primarily due to (i) costs associated with increased participation in domestic and international trade shows, (ii) legal and professional fees, (iii) contribution to employee health insurance costs, and (iv) increases in general administrative costs.

Interest Expense and Other Income, Net

Interest expense for the fiscal year ended March 31, 2016 was $371,000 as compared to $386,000 for the comparable prior year period. During the fiscal year ended March 31, 2016, interest expense is composed primarily of $348,000 of interest accrued in connection with the financing obligation as compared with $346,000 for the comparable prior year period.

During the fiscal year ended March 31, 2016, we recorded additional interest expense of approximately (i) $1,000 in connection with the August 22, 2013 Note and Warrant financing transaction, (ii) $14,000 in connection with the financing of certain facility lease obligations, (iii) $7,000 of amortized deferred financing costs, and (iv) $1,000 in connection with the equipment capital lease obligation. During the fiscal year ended March 31, 2015, we recorded additional interest expense of approximately (i) $13,000 in connection with the August 22, 2013 Note and Warrant financing transaction, (ii) $17,000 in connection with the financing of certain facility lease obligations, (iii)

$7,000 of amortized deferred financing costs, and (iv) $2,000 in connection with the equipment capital lease obligation.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2016 and 2015.

As of March 31, 2016, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $26,281,000, expiring between 2019 and 2036, and $6,183,000, expiring between 2031 and 2036, respectively. As of March 31, 2016, we had federal and state investment and research tax credit carry forwards available to offset future taxable income of approximately $138,000, expiring between 2019 and 2036, and $244,000, expiring between 2031 and 2036, respectively. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $80,000, an increase of $5,000 when compared with a balance of $75,000 as of March 31, 2015.

During the fiscal year ended March 31, 2016, we had net cash inflows of $62,000 from operating activities as compared with net cash outflows of $187,000 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows provided by operating activities increased by approximately $249,000, as compared to the comparable prior year period, primarily due to (i) net income generated during the period; (ii) collection of receivables from our customers; (iii) reduction of inventory in connection with product sales activity; and (iii) the effect of non-cash depreciation charges. These cash inflows were offset by (i) reduction in accounts payable from normal vendor payment activities; (ii) decreases in accrued expenses primarily related to application of a credit to a significant customer for polymer material returned in a previous period; and (iii) recognition of revenue on the shipment of product for which a customer provided us an advance in a prior period.

During the fiscal years ended March 31, 2016 and 2015, we had no net cash flows from investing activities.

During the fiscal year ended March 31, 2016, we had net cash outflows of $57,000 from financing activities due to (i) the repayment of principal on promissory notes in the aggregate amount of $50,000, and (ii) the repayment of $7,000 of principal on the equipment capital lease obligation. During the fiscal year ended March 31, 2015, we had net cash outflows of $6,000 from financing activities due to the repayment of principal on an equipment capital lease obligation.

There were no options or warrants exercised during the fiscal years ended March 31, 2016 and 2015.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2016. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of March 31, 2016 our cash position and cash flows from our fiscal 2017 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2016, based on the decision of the Audit Committee of its Board of Directors, we dismissed Liggett & Webb PA (“LW”) as the Company’s independent registered public accounting firm and engaged RBSM LLP (“RBSM”) to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2016.

LW’s reports on our financial statements for the fiscal years ended March 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended March 31, 2015 and 2014 and through the date of dismissal, we had no disagreements with LW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to LW’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such fiscal years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

We provided LW with a copy of the disclosures in the preceding two paragraphs and requested in writing that LW furnish us a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. LW provided a letter, dated February 3, 2016 stating its agreement with such statements, which was included as an exhibit to our Current Report on Form 8-K dated February 3, 2016.

During the fiscal years ended March 31, 2015 and 2014 and through the date of the Audit Committee’s decision, we did not consult RBSM with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

23.1**	Consent of RBSM LLP, Independent Registered Public Accounting Firm
23.2**	Consent of Liggett & Webb P.A., Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

________________

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying balance sheet of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation as of March 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
New York, NY
June 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying balance sheet of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation as of March 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett & Webb P.A.
New York, NY
July 8, 2015

AdvanSource Biomaterials Corporation
Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2016	2015
ASSETS
Current assets:
Cash	$ 80	$ 75
Accounts receivable-trade, net of allowance of $5 as of March 31, 2016 and 2015	71	214
Accounts receivable-other	121	76
Inventories, net	257	304
Prepaid expenses and other current assets	5	6
Total current assets	534	675
Property, plant and equipment, net	1,922	1,998
Deferred financing costs, net	73	80
Other assets	47	47
Total assets	$ 2,576	$ 2,800
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 276	$ 295
Accrued expenses	194	362
Customer advance	42	77
Capital lease obligation	1	8
Notes payable	-	50
Deferred revenue	13	43
Total current liabilities	526	835
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	160	147
Total long-term liabilities	2,146	2,133
Total liabilities	2,672	2,968
Commitments and contingencies (See Note 10)

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and 2015	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2016 and 2015	21	21
Additional paid-in capital	38,100	38,061
Accumulated deficit	(38,187)	(38,220)
	(66)	(138)
Less: treasury stock, 76,692 shares at cost as of March 31, 2016 and 2015	(30)	(30)
Total stockholders' deficit	(96)	(168)
Total liabilities and stockholders' deficit	$ 2,576	$ 2,800

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2016	2015
Revenues:
Product sales	$ 2,563	$ 1,799
License, royalty and development fees	618	775
Total revenues	3,181	2,574
Cost of sales	1,080	928
Gross profit	2,101	1,646
Operating expenses:
Research, development and regulatory	310	356
Selling, general and administrative	1,387	1,222
Total operating expenses	1,697	1,578
Income from operations	404	68
Interest expense	(371)	(386)
Net income (loss) before provision for income taxes	33	(318)
Provision for income taxes	-	-
Net income (loss)	$ 33	$ (318)

Net income (loss) per common share:
Basic	$ 0.00	($0.01)
Diluted	$ 0.00	($0.01)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491
Diluted	22,673	21,491

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Stockholders' Equity (Deficit)
For the Years Ended March 31, 2015 and 2016
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital
(in thousands)	Number of Shares	Amount		Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at March 31, 2014	21,491	$ 21	$ 38,050	$ (37,902)	$ (30)	$ 139
Stock-based compensation			11			11
Net loss				(318)		(318)
Balance at March 31, 2015	21,491	21	38,061	(38,220)	(30)	(168)
Stock-based compensation			39			39
Net income				33		33
Balance at March 31, 2016	21,491	$ 21	$ 38,100	$ (38,187)	$ (30)	$ (96)

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$ 33	$ (318)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	76	126
Amortization of deferred financing costs	7	6
Provision for inventory reserves	(43)	138
Stock-based compensation	39	11
Changes in assets and liabilities:
Accounts receivable-trade	143	(92)
Accounts receivable-other	(45)	(3)
Inventories	90	(261)
Prepaid expenses and other current assets	1	(3)
Accounts payable	(19)	64
Accrued expenses	(155)	130
Customer advance	(35)	77
Deferred revenue	(30)	(62)
Net cash flows provided by (used in) operating activities	62	(187)
Cash flows from investing activities:
Net cash flows provided by investing activities	-	-
Cash flows from financing activities:
Related party payable		-
Proceeds from issuance of promissory note		-
Repayment of promissory note	(50)	-
Repayment of capital lease obligation	(7)	(6)
Net cash flows used in financing activities	(57)	(6)
Net change in cash	5	(193)
Cash at beginning of period	75	268
Cash at end of period	$ 80	$ 75
Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ 339	$ 297
Non-Cash Financing Activities:
Purchase of equipment on capital lease	$ -	$ 13

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2016 and/or fiscal 2015 refer to the fiscal years ended March 31, 2016 and/or 2015, respectively.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

From the inception of the Agreements through June 30, 2013, we achieved milestones that resulted in the cumulative recognition of revenues in the aggregate amount of $540,000. Although the Agreements did provide for up to an additional $970,000 in payments based upon the achievement of additional milestones, we mutually agreed with our Customer to amend the Agreements (the “Amended Agreements”) on September 27, 2013 to provide for a fixed payment of $560,000 over a fixed 12 month term ending September 2014. We received $176,000 on September 30, 2013, which was recorded as deferred revenue in our condensed balance sheet as of September 30, 2013 and amortized on a straight-line basis beginning October 1, 2013. The terms of the Amended Agreements also provided for 12 monthly payments of $32,000 per month to commence on October 20, 2013 with the final monthly payment to be received in September 2014. During the fiscal year ended March 31, 2015 we recognized $280,000 of revenue pursuant to the terms of the Amended Agreements. As of March 31, 2015, the unamortized balance of deferred revenue in connection with the Amended Agreements was $0 and $88,000, respectively. As of September 30, 2014, the Customer met all of their obligations with respect to the Amended Agreements and there are no further payments due to us.

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2016 and 2015 were $310,000 and $356,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred. We had two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place. We incurred no advertising costs for the years ended March 31, 2016 and 2015.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income (loss) per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 1,499,500 shares and 2,175,750 shares for the fiscal years ended March 31, 2016 and 2015, respectively.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2016 and 2015, our allowance for doubtful accounts was $5,000 and $5,000, respectively.

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage. During the fiscal years ended March 31, 2016 and 2015, we provided an additional $43,000 and $30,000, respectively, for excess and obsolete inventory. During the fiscal year ended March 31, 2016 and 2015, we disposed of certain obsolete inventory items in the aggregate amount of approximately $85,000 and $133,000, respectively. As of March 31, 2016 and 2015, our allowance for obsolete and excess inventory was $88,000 and $130,000, respectively.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Deferred Financing Costs

We have capitalized certain costs related to the issuance of debt. These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2106 and 2015, amortization expense related to deferred financing costs were $7,000 and $6,000, respectively.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluate the realizability of our long-lived assets based on reviews of results of sales of similar assets and independent appraisals. As a result of the continued operating losses described above, we evaluated the recoverability of our property and equipment as of March 31, 2016 and 2015 and determined that there existed no impairment of long-lived assets.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us. In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 - 02 Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee - also known as lessor accounting - will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued “ASU 2016 - 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. The ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In January 2016, the FASB issued “ASU 2016 - 01 Recognition and Measurement of Financial Assets and Financial Liabilities,” intended to improve the recognition and measurement of financial instruments. The ASU

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by:

•

Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•

Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•

Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•

Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

•

Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•

Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued “ASU 2016 - 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update2014-09 by one year. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

3.

Related Party Transactions

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes (see Note 8).  Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants into 54,375 shares of our common stock at an exercise price of $0.075 per share (see Note 12). As of March 31, 2016 and 2015, the aggregate principle balance of the promissory

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

notes was $0 and $50,000, respectfully. As of March 31, 2016 and 2015, the aggregate principle balance of the promissory notes due to Messrs. Adams and Volpe was $0 and $12,500, respectfully. All warrants issued in connection with this transaction expired on August 21, 2014.

On April 26, 2016, an affiliate of Mr. Adams and Khristine Carroll, our Executive Vice President of Commercial Operations, (collectively, the “Note Holders”) participated in an aggregate financing resulting in the issuance of $50,000 in promissory notes (the “Promissory Notes”).  The Note Holders each contributed $25,000 in cash. The Promissory Notes bear interest at the rate of 10% per annum and all principal and accrued interest are due and payable on May 25, 2016. The due date may be extended for consecutive one month periods upon mutual agreement by the parties.

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

5.

Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2016	2015
Raw materials	$ 82	$ 80
Work in progress	9	76
Finished goods	254	278
	345	434
Less: allowance for obsolete and excess inventory	(88)	(130)
Total inventories, net	257	$ 304

During the fiscal years ended March 31, 2016 and 2015, we recorded charges of approximately $85,000 and $133,000, respectively, for the write-off of inventory.

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

The inventory cost of the Returned Goods was approximately $25,000 and was recorded as an increase to our finished goods inventory as of March 31, 2015. Based on managements’ review of the Returned Goods, we concluded the likelihood of selling a large amount of the Returned Goods within the near term was not determinable. Accordingly, an additional allowance for the excess inventory of approximately $25,000 was recorded as of March 31, 2015. As of March 31, 2016, there have been no sales of the Returned Goods and the related allowance for the excess inventory as of March 31, 2016 included approximately $25,000.

We have no history of having allowed for a product return prior to this date and we have not changed our policy for future returns by customers once the customer has accepted delivery of the product.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

6.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2016	2015
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,795)	(2,719)
	$ 1,922	$ 1,998

Depreciation expense for the fiscal years ended March 31, 2016 and 2015 was approximately $76,000 and $126,000, respectively.

During the fiscal year ended March 31, 2015, we acquired computer equipment at an approximate cost of $13,000 pursuant to a two year capital lease agreement. We recorded the equipment under capital lease as furniture, fixtures and office equipment and are depreciating the equipment over the life of the lease. We also recorded the capital lease obligation on the balance sheet and as of March 31, 2016 and 2015, our capital lease obligation is approximately $1,000 and $8,000, respectively. During the fiscal years ended March 31, 2016 and 2015 we recorded depreciation expense of $7,000 and $2,000, respectively, and interest expense of approximately $1,000 and $2,000, respectively.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2016. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

7.

Income Taxes

As of March 31, 2016 and 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Tax years 2012 through 2016 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2016	2015
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	5.5%
Non-deductible expenses	121.2%	(28.8%)
Federal R&D tax credits, net	0.0%	1.3%
Utilization of net operating losses	(160.7%)	0.0%
Change in valuation allowance	0.0%	(12.0%)
Effective tax rate	0.0%	0.0%

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following is a summary of the significant components of our deferred tax assets as of March 31, 2016 and 2015:

	March 31,
(in thousands)	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$ 9,276	$ 9,187
Capital loss carry forward	-	125
Tax credit carry forward	306	292
Inventory and receivable allowances	37	53
Accrued expenses deductible when paid	42	53
Deferred tax assets	9,661	9,710
Deferred Tax Liabilities:
Depreciation and amortization	(210)	(208)
Deferred tax liabilities	(210)	(208)
Net deferred tax assets	9,451	9,502
Valuation allowance	(9,451)	(9,502)
Net deferred tax assets	$ -	$ -

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A 100% valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

As of March 31, 2016, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$ 26,281	$ 138	2019 to 2036
State	$ 6,183	$ 244	2031 to 2036

Approximately $1,400,000 of the above Federal net operating loss carryforwards relate to stock compensation. The related tax benefit of approximately $553,000 will be credited to additional paid-in capital upon realization.

8.

Promissory Notes

On August 22, 2013, we entered into Promissory Notes in the aggregate principal amount of $100,000 (the “Notes”) with three shareholders and our chief executive officer and former chief financial officer (the “Investors”). The Notes had a six-month term, bear interest at the rate of 1.75% per month and all principal and accrued interest, if any, was due and payable on or before February 21, 2014. In lieu of cash payment of interest, the Investors chose to receive Warrants exercisable into an aggregate 435,000 shares of our common stock. The Warrants had a one-year term and were exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. The Notes were secured by accounts receivable from certain customers.

During the fiscal year ended March 31, 2014, we repaid $50,000 of the principal balance of the Promissory Notes. As of March 31, 2014, the principle balance of $50,000 remained unpaid and resulted in an event of default. The Investors waived this event of default through July 2, 2015. As of March 31, 2015, the principal balance of $50,000 remained outstanding. As of May 22, 2015, we repaid all of the principal outstanding of $50,000 and accrued interest through that date of approximately $14,000.

In addition, the Promissory Notes provided for the accrual of default interest at the rate of 2.0% per month in the event the principal balance was not repaid on February 21, 2014. As of March 31, 2016 and 2015, interest of approximately $0 and $13,000, respectively, was accrued and included in accrued expenses on our balance sheet.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Warrants expired on August 21, 2014. There were no Warrants outstanding in connection with this transaction as of March 31, 2016 and 2015. No Warrants were exercised during the Warrant exercise period.

9.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2016. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2016 and 2015, the total financing obligation was $1,986,000 and $1,986,000, respectively, and accrued interest on financing obligation was $160,000 and $147,000, respectively.  Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date.

After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation. The future minimum lease payments as of March 31, 2016 are as follows:

(in thousands)
Fiscal Years Ending March 31,
2017	$ 345
2018	355
2019	366
2020	377
2021	388
Thereafter	2,124
$ 3,955

10.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

11.

Concentration of Credit Risk and Major Customers

For the year ended March 31, 2016, two customers represented 52% and 13% of revenues, respectively.  For the year ended March 31, 2015, three customers represented 42%, 14% and 11%, respectively, of our revenues.

As of March 31, 2016, we had accounts receivable-trade of $46,000, or 65%, due from four customers.  As of March 31, 2015, we had accounts receivable-trade of $133,000, or 62%, due from two customers.

As of March 31, 2016, we had $121,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2015, we had $76,000 due from two customers related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in our balance sheets.

During the year ended March 31, 2016,two vendors represented $471,000, or 70%, of material purchases used in the production process.  During the year ended March 31, 2015, one vendor represented, in the aggregate, $274,000, or 69%, of material purchases used in the production process.

12.

Stockholders’ Deficit

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2016, there was no Junior Preferred Stock issued or outstanding.

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

On August 22, 2013, in connection with the issuance of Promissory Notes (the “Notes”) to the Investors (see Note 8), and in lieu of cash payment of interest on the Notes, we entered into Warrant Agreements (the “Warrants”) with the Investors to purchase an aggregate of 435,000 shares of our common stock. The Warrants had a one-year term and were exercisable at a 150% premium over the closing price of our common stock as of August 21, 2013, or $0.075 per share. In calculating the estimated fair value of the Warrants, we used the Black-Scholes pricing model with the following assumptions: i) exercise price of $0.075 per share; ii) expected term of one year; iii) expected volatility of 156.9%; iv) risk-free interest rate of 1.64%; and v) expected dividend yield of 0.0%. The estimated fair value of approximately $10,000 was recorded as interest expense in our statements of operations for the fiscal year ended March 31, 2014. The Warrants expired on August 21, 2014 and there were no Warrants outstanding in connection with this transaction as of March 31, 2015. No Warrants were exercised during the Warrant exercise period.

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

There were no exercises of options or warrants by employees and consultants during the fiscal years ended March 31, 2016 and 2015.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the years ended March 31, 2016 and 2015. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

13.

Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non-Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control. A similar provision is not included in the 2003 Plan. Normally, options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of March 31, 2016 and 2015, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the year ended March 31, 2016 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2015	2,175,750	$ 0.36		$ 80
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(5,000)	0.06
Options outstanding as of March 31, 2016	2,170,750	0.36	4.46	$ 80
Options exercisable as of March 31, 2016	2,002,937	0.39	4.21	$ 60
Options vested or expected to vest as of March 31, 2016	2,170,750	0.36	4.46	$ 80

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2016 of $0.18 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. There were no stock options exercised under the Plan for the fiscal years ended March 31, 2016 and 2015.

At March 31, 2016 and 2015, there were no shares remaining to be granted under the 1996 Stock Option Plan and the 2003 Stock Option Plan.

For the fiscal years ended March 31, 2016 and 2015, we recorded stock-based compensation expense for options of approximately $10,000 and $11,000, respectively. As of March 31, 2016, we had approximately $4,000 of unrecognized compensation cost related to stock options that is expected to be recognized as expense over a weighted-average period of 0.43 years.

14.

Benefit Plans and Employment Agreements of Executive Officers

We established the AdvanSource 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment. Our contributions are discretionary. We made matching contributions of approximately $9,000 and $13,000 during the fiscal years ended March 31, 2016 and 2015, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000. There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2016 and 2015.

15.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and, other than as described herein, we determined that we did not have any other material recognizable subsequent events.

On April 26, 2016, an affiliate of Mr. Adams and Khristine Carroll, our Executive Vice President of Commercial Operations, (collectively, the “Note Holders”) participated in an aggregate financing resulting in the issuance of $50,000 in promissory notes (the “Promissory Notes”). The Note Holders each contributed $25,000 in cash. The Promissory Notes bear interest at the rate of 10% per annum and all principal and accrued interest are due and payable on May 25, 2016. The due date may be extended for consecutive one month periods upon mutual agreement by the parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2016	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2016	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: June 27, 2016	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: June 27, 2016	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: June 27, 2016	/s/ Mark Tauscher
Mark Tauscher Director