Form 10-K/A
AdvanSource Biomaterials Corp
filed 2016-07-29
CIK 1011060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 30, 2016, 21,490,621 shares of the registrant’s Common Stock were outstanding.  As of September 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $840,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, originally filed on June 27, 2016 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we will not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2016. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Name	Age	Position
Michael F. Adams	60	Director, President and Chief Executive Officer
William J. O'Neill, Jr.	74	Director, Chairman of the Board
Michael L. Barretti	71	Director
Mark R. Tauscher	64	Director

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

William J. O’Neill, Jr.

Mr. O’Neill has been our director since May 2004 and was appointed as Chairman on August 7, 2006. Mr. O’Neill is currently the Dean of the Sawyer Business School at Suffolk University in Boston, Massachusetts. From 1969 through 1999, Mr. O’Neill held the positions of Executive Vice President of the Corporation, President of Corporate Business Development, and Chief Financial Officer for Polaroid Corporation. He was also Senior Financial Analyst at Ford Motor Company. Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute, and is a former member of the Massachusetts Bar Association, a member of the Board of Directors of the Greater Boston Chamber of Commerce, and serves on the Board of Directors of Concord Camera. He earned a BA at Boston College in mathematics, a MBA in finance from Wayne State University, and a JD from Suffolk University Law School.

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

Mark R. Tauscher

Mr. Tauscher has been our director since October 2010. From December 1999 to April 2015, Mr. Tauscher was the President, Chief Executive Officer and director of PLC Systems Inc., and was appointed as its former Chairman of the Board on June 2013. Mr. Tauscher has also served as President, Chief Executive Officer and a director of PLC Medical Systems, Inc. since January 2001. Prior to joining PLC Systems Inc. and PLC Medical Systems, Inc., from November 1988 to December 1999, Mr. Tauscher served as Executive Vice President of Sales and Marketing at Quinton Instrument Company, a developer, manufacturer and marketer of cardiology products, medical devices and fitness equipment. From November 1996 to November 1998, Mr. Tauscher served as Division President of Marquette Medical Systems, Medical Supplies. From May 1994 to November 1996, Mr. Tauscher served as General Manager of Hewlett-Packard, Medical Supplies. Mr. Tauscher earned a BS from Southern Illinois University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2016.

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

During the fiscal year ended March 31, 2016, the Audit Committee met four (4) times. The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Mr. Michael L. Barretti. The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans. The Board of Directors has determined that Mr. Barretti is a “Non-Employee” director as defined in Rule 16b-3 of the Exchange Act, and an “Outside” director as defined in Section 162(m) of the Internal Revenue Code, as amended. The Compensation Committee did not meet during fiscal 2016.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Mr. Mark R. Tauscher. The Nominating/Corporate Governance Committee’s responsibilities include identifying individuals qualified to become Board members; recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and reviewing and making recommendations to the Board with respect to management succession planning. The Nominating/Corporate Governance Committee did not meet independently during the fiscal year ended March 31, 2016. The responsibilities of the Nominating/Corporate Governance Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Item 11.

Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2016 and 2015 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($) (2)		Total ($)
Michael F. Adams President & Chief Executive Officer	2016	$ 320,000	$ -	$ -		$ 13,000	(3)	$ 330,000
	2015	316,000	-	-		13,000	(3)	327,000

Former Named Executive Officer
David Volpe (4) Former Chief Financial Officer	2016	-	-	-		-		-00
	2015	141,000	-	-	(5)	39,000	(4)	180,000

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

(3)

All other compensation of Mr. Adams is composed of approximately i) $10,000 and $5,000 for premiums paid by us for medical and dental insurance, and ii) $3,000 and $3,000 in premiums paid by us for disability and life insurance during the fiscal years ended March 31, 2016 and 2015, respectively.

(4)

On December 27, 2014, Mr. Volpe ceased to be an officer and employee of our Company. Mr. Volpe continues to be engaged as our independent financial consultant. All other compensation of Mr. Volpe is composed of approximately i) $8,000 for premiums paid by us for medical and dental insurance, ii) $1,000 in premiums paid by us for disability and life insurance; and iii) $4,000 for employer contribution to 401k plan during the fiscal year ended March 31, 2015. Additionally, Mr. Volpe received a cash payment of approximately $26,000 on December 27, 2014, the termination date of his employment.

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

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by us of the Chief Executive Officer without Cause, (ii) termination for Good Reason by the Chief Executive Officer following a Change in Control, or (iii) failure by us to renew the Employment Agreement within two years following the occurrence of a Change in Control. The estimated incremental compensation assumes the triggering event had occurred on March 31, 2016. Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.  No other named executive officer in fiscal 2016 is entitled to receive any payments upon termination or a change of control.

Named Executive Officer	Salary ($)		COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Michael F. Adams	$ 640,000	(1)	$ -	$ 1,000	$ -

(1)

Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $315,000 per annum, the base salary then in effect as of March 31, 2016.

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

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information regarding outstanding stock options held by the named executive officer as of the fiscal year ended March 31, 2016.

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael F. Adams President and Chief Executive Officer	100,000	-		$ 1.23	10/16/2017
	100,000	-		$ 1.23	10/16/2017
	200,000	-		$ 0.31	5/8/2019
	250,000	-		$ 0.29	7/1/2020
	225,000	75,000	(1)	$ 0.06	9/3/2023
	875,000	75,000

(1)

Options vested at the rate of 25% on September 4, 2013, the date of grant, and continue to vest 25% on each annual anniversary thereafter ending on September 4, 2016.

2016 Option Exercises and Stock Vested

During the year ended March 31, 2016, there were no exercises of option awards by the named executive officers.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 15, 2016, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 15, 2016. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams (3)	1,539,934	7.2%
Michael L. Barretti (4)	175,115	*
William J. O'Neill, Jr. (5)	175,000	*
Mark R. Tauscher (6)	50,000	*
Current executive officer and directors as a group (4 persons) (7)	1,940,049	9.0%

*

Less than 1%.

(1)

Unless otherwise indicated, the business address of the stockholders named in the table above is AdvanSource Biomaterials Corporation, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)

Based on 21,490,621 outstanding shares as of July 15, 2016.

(3)

Includes 950,000 shares of common stock, which may be purchased within 60 days of July 15, 2016 upon the exercise of stock options.

(4)

Includes 175,000 shares of common stock, which may be purchased within 60 days of July 15, 2016 upon the exercise of stock options.

(5)

Includes 175,000 shares of common stock, which may be purchased within 60 days of July 15, 2016 upon the exercise of stock options.

(6)

Includes 50,000 shares of common stock, which may be purchased within 60 days of July 15, 2016 upon the exercise of stock options.

(7)

See footnotes (3) through (6).

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On August 22, 2013, Mr. Adams, our Chief Executive Officer, and David Volpe, our former Chief Financial Officer, participated along with three independent investors (collectively, the “Investors”) in an aggregate financing resulting in the issuance of $100,000 in promissory notes. Messrs. Adams and Volpe each contributed approximately $13,000 in cash. In addition to the promissory notes, Messrs. Adams and Volpe also received warrants entitling them to exercise said warrants in 54,375 shares of our common stock at an exercise price of $0.075 per share. As of March 31, 2016 and 2015, the principle balance of the promissory notes was $0 and $50,000 in the aggregate, respectively, of which $0 and $12,500 in the aggregate was due to Messrs. Adams and Volpe, respectively. All warrants issued in connection with this transaction expired on August 21, 2014. Additionally, since February 22, 2014, the promissory notes accrued interest at the rate of 2% per month. As of March 31, 2016 and 2015, the accrued interest recorded on the promissory notes was approximately $0 and $13,000, respectively, of which $0 and $3,000, respectively, was due to Messrs. Adams and Volpe

Transactions with related parties, including, but not limited to, members of the Board of Directors, are reviewed and approved by all members of the Board of Directors. In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors and any such transactions are committed to writing between the related party and us in an executed engagement agreement.

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

Board Attendance

The Board met one time during the year ended March 31, 2016. Each director attended this meeting of the Board and of committees of the Board on which he served during fiscal 2016. The non-management members of the Board met, without any members of management present, at the scheduled Board of Directors meeting. The members of the Board and its committees did not act by unanimous written consent during the year ended March 31, 2016 pursuant to Delaware law. We do not have a formal policy regarding attendance at the Annual Meeting by directors, but we strongly encourage all directors to attend the Annual Meeting when an Annual Meeting is held.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of July 15, 2016, is indicated in the table below.

Directors	Audit	Compensation	Nominating/Corporate Governance
William J. O'Neill, Jr.	X
Michael L. Barretti		X
Mark R. Tauscher			X

The Board of Directors has determined that all of the members of each committee are independent pursuant to the requirements as contemplated by Rule 10A-3 under the Exchange Act.

Directors’ Compensation

The following table sets forth the annual compensation of AdvanSource non-employee directors for fiscal 2016, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and member of the Audit committee, and equity awards in the form of options pursuant to the 2003 Stock Option Plan. Employee directors do not receive any separate compensation for their service on the Board.

Name (in thousands)	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
William J. O’Neill, Jr.	$ 5	$ -	$ -	$ 5
Michael L. Barretti	4	-	-	4
Mark R. Tauscher	4	-	-	4

(1)

The amount reported in this column for the non-employee directors represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.

Item 14.

Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Liggett, Vogt & Webb P.A., our independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2016 and 2015.

Fee Category	Years Ended March 31,
(in thousands)	2016	2015
Audit fees – RBSM LLP	$ 37	$ -
Audit fees -Liggett, Vogt & Webb P.A.	11	44
Other audit related fees	-	-
Tax fees – Liggett, Vogt & Webb P.A.	3	3
Total fees	$ 51	$ 47

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

Dated: July 29, 2016	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.