Form 10-Q/A
period 2016-09-30
AdvanSource Biomaterials Corp
filed 2016-11-16
CIK 1011060

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, originally filed on November 14, 2016 (the “Original Filing”). We are filing this Amendment No. 1 to include the updated Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) as required by Rule 405 of Regulation S-T. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 16, 2016