Form 10-Q
period 2016-12-31
AdvanSource Biomaterials Corp
filed 2017-02-09
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-28034

AdvanSource Biomaterials Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

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
☐ Non-accelerated Filer ☒ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 9, 2017, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	December 31. 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets:
Cash	$ 84	$ 80
Accounts receivable-trade, net of allowance of $5 as of December 31, 2016 and March 31, 2016	151	71
Accounts receivable-other	94	121
Inventories, net	217	257
Prepaid expenses and other current assets	4	5
Total current assets	550	534
Property, plant and equipment, net	1,879	1,922
Deferred financing costs, net	67	73
Other assets	47	47
Total assets	$ 2,543	$ 2,576
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 336	$ 276
Accrued expenses	192	194
Customer advance	13	42
Notes payable	150	-
Capital lease obligation	-	1
Deferred revenue	25	13
Total current liabilities	716	526
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	171	160
Total long-term liabilities	2,157	2,146
Total liabilities	2,873	2,672
Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2016	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of December 31, 2016 and March 31, 2016	21	21
Additional paid-in capital	38,104	38,100
Accumulated deficit	(38,425)	(38,187)
	(300)	(66)
Less: treasury stock; 76,692 shares at cost as of December 31, 2016 and March 31, 2016	(30)	(30)
Total stockholders' deficit	(330)	(96)
Total liabilities and stockholders' deficit	$ 2,543	$ 2,576

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Product sales	$ 261	$ 439	$ 1,191	$ 2,344
License, royalty and development fees	206	153	601	461
Total revenues	467	592	1,792	2,805
Cost of sales	174	242	601	869
Gross profit	293	350	1,191	1,936
Operating expenses:
Research, development and regulatory	88	75	246	228
Selling, general and administrative	286	297	912	1,032
Total operating expenses	374	372	1,158	1,260
Income (loss) from operations	(81)	(22)	33	676
Interest expense	(91)	(89)	(271)	(269)
Income (loss) before income taxes	(172)	(111)	(238)	407
Provision for income taxes	-	-	-	-
Net income (loss)	$ (172)	$ (111)	$ (238)	$ 407

Net income (loss) per common share:
Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ 0.02
Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ 0.02

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491	21,491	21,491
Diluted	21,491	21,491	21,491	22,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$ (238)	$ 407
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	43	62
Amortization of deferred financing costs	6	5
Stock-based compensation	4	36
Changes in assets and liabilities:
Accounts receivable-trade	(80)	48
Accounts receivable-other	27	(37)
Inventories	40	62
Prepaid expenses and other current assets	1	1
Accounts payable	60	(109)
Accrued expenses	9	(180)
Customer advance	(29)	(66)
Deferred revenue	12	(18)
Net cash flows (used in) provided by operating activities	(145)	211
Cash flows from investing activities:
Net cash flows provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from promissory notes	150	-
Repayment of promissory notes	-	(50)
Repayment of capital lease obligation	(1)	(5)
Net cash flows provided by (used in) financing activities	149	(55)
Net change in cash	4	156
Cash at beginning of period	80	75
Cash at end of period	$ 84	$ 231

Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ 243	$ 254

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as amended, as of and for the year ended March 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

4.

Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. As of December 31, 2016, the principal balance outstanding was $50,000. During the three and nine months ended December 31, 2016, we accrued and paid interest of $1,000 and $3,000, respectively. As of December 31, 2016 our accrued interest outstanding was $0.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum and all principal and accrued interest, if any, is due on demand, but not later than June 5, 2017. As of December 31, 2016, the principal balance outstanding was $100,000. During the three months ended December 31, 2016 we paid no interest on the Second Note. As of December 31, 2016 our accrued interest outstanding was $0.

5.

Equity-Based Compensation

In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorized the issuance of 3,000,000 shares of common stock. Under the terms of the 2003 Plan, the exercise price of Incentive Stock Options issued under the 2003 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 2003 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). Options granted expire ten years from the grant date. As of September 4, 2013, all shares pursuant to the 2003 Plan had been granted. Since September 4, 2013 and as of December 31, 2016, we have not put in place any additional equity incentive plans for the future issuance of our common stock.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Activity under the Plans for the nine months ended December 31, 2016 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2016	2,170,750	$ 0.36		$ -
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of December 31, 2016 (unaudited)	2,170,750	$ 0.36	3.68	$ -
Options exercisable as of December 31, 2016 (unaudited)	2,170,750	$ 0.36	3.68	$ -
Options vested or expected to vest as of December 31, 2016 (unaudited)	2,170,750	$ 0.36	3.68	$ -

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $0 and $2,000 for the three months ended December 31, 2016 and 2015, respectively, and $4,000 and $8,000 for the nine months ended December 31, 2016 and 2015, respectively. There was no income tax benefit related to these costs. As of December 31, 2016, the total amount of unrecognized equity-based compensation expense was $0.

6.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	December 31, 2016 (unaudited)	March 31, 2016
Raw materials	$ 88	$ 82
Work in progress	52	9
Finished goods	165	254
	305	345
Less: allowance for obsolete and excess inventory	(88)	(88)
Total inventories, net	$ 217	$ 257

7.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2016 (unaudited)	March 31, 2016
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,838)	(2,795)
	$ 1,879	$ 1,922

For the three months ended December 31, 2016 and 2015, depreciation expense was $13,000 and $14,000, respectively. For the nine months ended December 31, 2016 and 2015, depreciation expense was $43,000 and $62,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

8.

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 3,001,250 shares and 3,001,250 shares for the three months ended December 31, 2016 and 2015, respectively, and 3,001,250 shares and 1,499,500 shares for the nine months ended December 31, 2016 and 2015, respectively.

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

There were no exercises of options or warrants by employees or consultants during the three and nine months ended December 31, 2016 and 2015, respectively.

10.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of December 31, 2016 and March 31, 2016.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of December 31, 2016 and March 31, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

11.

Notes Payable

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. As of December 31, 2016, the principal balance outstanding was $50,000. During the three and nine months ended December 31, 2016, we accrued and paid interest of $1,000 and $3,000, respectively. As of December 31, 2016 our accrued interest outstanding was $0.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum and all principal and accrued interest, if any, is due on demand, but not later than June 5, 2017. As of December 31, 2016, the principal balance outstanding was $100,000. During the three months ended December 31, 2016 we paid no interest on the Second Note. As of December 31, 2016 our accrued interest outstanding was $0.

12.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of December 31, 2016. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of December 31, 2016 and March 31, 2016, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $171,000 and $160,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

13.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

14.

Concentrations of Credit Risk and Major Customers

For the three months ended December 31, 2016 and 2015, three customers represented 70% of our total revenues and two customer represented 52% of our total revenues, respectively.

For the nine months ended December 31, 2016 and 2015, three customers represented 68% of our total revenues and two customer represented 68% of our total revenues, respectively.

As of December 31, 2016, we had accounts receivable-trade, net, of $118,000, or 78%, due from one customers. As of March 31, 2016, we had accounts receivable-trade, net, of $46,000, or 65%, due from four customers.

As of December 31, 2016, we had $94,000 due from one customer related to receivables on royalties, license and annual usage fees. As of March 31, 2016, we had $121,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and the risk factors discussed therein under Part I. Item 1A.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2016. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2016.

Results of Operations

Three Months Ended December 31, 2016 vs. December 31, 2015

Revenues

Total revenues for the three months ended December 31, 2016 were $467,000 as compared with $592,000 for the prior year period, a decrease of $125,000, or 21.1%.

Product sales of our biomaterials for the three months ended December 31, 2016 were $261,000 as compared with $439,000 for the prior year period, a decrease of $178,000, or 40.5%. The decrease is due to anticipated reductions in product sales from one significant customer, which were partially offset in an increase in product sales to existing and new customers.

License, royalty and development fees for the three months ended December 31, 2016 were $206,000 as compared with $153,000 for the prior year period, an increase of $53,000 or 34.6%. The increase in license, royalty and development fees is primarily due to the renegotiation of license, royalty and supply agreements with one current customer which provide for increased fees pursuant to a long-term agreement. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2016 was $293,000, or 62.7% of total revenues, compared with $350,000, or 59.1% of total revenues, for the prior year period. Gross profit on product sales for the three months ended December 31, 2016 was $87,000, or 33.3% of product sales, compared with $197,000, or 44.9% of product sales, for the prior year period. The decrease in gross profit dollars and gross profit percentage on total revenues and product sales is primarily a result of decreased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2016 were $88,000 as compared with $75,000 for the prior year period, an increase of $13,000 or 17.3%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 were $286,000 as compared with $297,000 for the prior year period, a decrease of $11,000, or 3.7%. Selling, general and administrative expenses have decreased as a result of decreased expenses related to finance and administrative consulting fees. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the three months ended December 31, 2016 was $91,000 as compared to $89,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Nine Months Ended December 31, 2016 vs. December 31, 2015

Revenues

Total revenues for the nine months ended December 31, 2016 were $1,792,000 as compared with $2,805,000 for the prior year period, a decrease of $1,013,000, or 36.1%.

Product sales of our biomaterials for the nine months ended December 31, 2016 were $1,191,000 as compared with $2,344,000 for the prior year period, a decrease of $1,153,000, or 49.2%. The decrease is due to anticipated reductions in product sales from one significant customer, which were partially offset in an increase in product sales to existing and new customers.

License, royalty and development fees for the nine months ended December 31, 2016 were $601,000 as compared with $461,000 for the prior year period, an increase of $140,000 or 30.4%. The increase in license, royalty and development fees is primarily due to the renegotiation of license, royalty and supply agreements with one current customer which provide for increased fees pursuant to a long-term agreement. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2016 was $1,191,000, or 66.5% of total revenues, compared with $1,936,000, or 69.0% of total revenues, for the prior year period. Gross profit on product sales for the nine months ended December 31, 2016 was $590,000, or 49.5% of product sales, compared with $1,475,000, or 62.9% of product sales, for the prior year period. The decrease in gross profit dollars and gross profit percentage on total revenues and product sales is primarily a result of decreased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2016 were $246,000 as compared with $228,000 for the prior year period, an increase of $18,000 or 7.9%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2016 were $912,000 as compared with $1,032,000 for the prior year period, a decrease of $12,000, or 11.6%. Selling, general and administrative expenses have decreased as a result of decreased expenses related to finance and administrative consulting fees. Management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the nine months ended December 31, 2016 was $271,000 as compared to $269,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $84,000. This represents an increase of $4,000, or 5.0%, as compared to a cash balance of $80,000 as of March 31, 2016.

During the nine months ended December 31, 2016, we had net cash outflows of $145,000 from operating activities as compared with net cash inflows of $211,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. We used an additional $356,000 of net cash from operating activities as compared to the prior year period, primarily due to reduced net income generated during the period resulting from decreased product sales and an increase in accounts receivable on product sales to our customers. These cash outflows were offset by (i) reduction in inventory build; (ii) an increase in normal accounts payable to customers; and (ii) the effect of non-cash depreciation charges.

During the nine months ended December 31, 2016, we had net cash inflows from financing activities of $149,000 primarily from the net effect of the issuance of promissory notes to related parties in the aggregate amount of $150,000 during the nine months ended December 31, 2016.

There were no options or warrants exercised during the nine months ended December 31, 2016 and 2015, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of December 31, 2016 our cash position and cash flows from our fiscal 2016 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2016, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 9, 2017