Form 10-K
period 2017-03-31
AdvanSource Biomaterials Corp
filed 2017-06-26
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034
AdvanSource Biomaterials Corporation
(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)
Issuer’s telephone number (978) 657-0075
Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $.001 par value per share Title of each class	None Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of June 17, 2017, 21,490,621 shares of the registrant’s Common Stock were outstanding. As of September 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $1,614,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2017

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material. As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers. During the years ended March 31, 2017 and 2016, we generated revenues from license, royalty and development fees of $814,000 and $618,000, respectively.

Marketing and Sales

We sell our polymers directly to our customers from our Massachusetts facility. Our Executive Vice President of Commercial Operations has primary responsibilities in our sales, marketing and business development efforts. Our international sales distribution includes an independent distributor based in China.

We have not experienced, and do not expect to experience, in any material respect, seasonality in sales of our products.

We perform ongoing credit evaluations and maintain allowances for potential credit losses. As of March 31, 2017, we had accounts receivable-trade of $36,000, or 38%, due from three customers. As of March 31, 2016, we had accounts receivable-trade of $46,000, or 65%, due from four customers.

As of March 31, 2017, we had $139,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2016, we had $121,000 due from two customer related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the year ended March 31, 2017, three customers represented 31%, 19% and 13% of revenues, respectively. For the year ended March 31, 2016, two customers represented 52% and 13%, respectively, of our revenues.

Revenues

Our revenues were $2,284,000 and $3,181,000 for the years ended March 31, 2017 and 2016, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations. Research, development and regulatory expenditures for the years ended March 31, 2017 and 2016 were $329,000 and $310,000, respectively, and consisted primarily of salaries and related costs (72% and 79% of research and development expenses in fiscal 2017 and 2016, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $313,000 at March 31, 2017.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2017, we had 12 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) five in production, (ii) two in research and development, (iii) three in sales and marketing, and (iv) two in administration.

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

Risks Related to Liquidity

We have reported net losses in 9 of the last 10 fiscal years and may continue to report net losses in the future. There can be no assurance that our revenue will be maintained at the current level or increase in the future.

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

Our revenues were $2,284,000 and $3,181,000 for the years ended March 31, 2017 and 2016, respectively. We had net loss of $509,000 and net income of $33,000 for the years ended March 31, 2017 and 2016, respectively. There is a risk that we will never be profitable. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A limited number of customers have, historically, accounted for a significant portion of our revenues. For the fiscal year ended March 31, 2017, three customers represented 31%, 19% and 13% of revenues, respectively. For the fiscal year ended March 31, 2016, two customers represented 52% and 13%, respectively, of our revenues.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. Although management has concluded that our internal control over financial reporting was effective as of March 31, 2017, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2017.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  During the fiscal year ended March 31, 2017, our stock price ranged from $0.036 to $0.205. The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2017, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding. As of March 31, 2017, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010. The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants. As of March 31, 2017, we had outstanding stock options and warrants to purchase 3,001,250 shares of our common stock, the exercise price of which range between $0.03 per share to $1.45 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution. No stock options or warrants were exercised during the fiscal year ended March 31, 2017.

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2017
	High	Low
4th Quarter	$0.075	$0.036
3rd Quarter	0.095	0.040
2nd Quarter	0.121	0..052
1st Quarter	0.205	0.065

	Fiscal Year 2016
	High	Low
4th Quarter	$0.410	$0.143
3rd Quarter	0.349	0.110
2nd Quarter	0.170	0.032
1st Quarter	0.045	0.030

As of June 13, 2017, there were 327 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on June 12, 2017, was $0.06 per share. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2017 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	3,001,250	(1)	$ 0.361	-
	3,001,250			-

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by our stockholders (i.e., the 2003 Plan). We did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2017 and 2016. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2017” or our “2017 fiscal year” refer to the fiscal year ended March 31, 2017.

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals. As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2017 and 2016 and determined that there existed no impairment of our long-lived assets.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards. We anticipate the amount of stock-based compensation to increase in the future as additional options are granted. As of March 31, 2017, there was approximately $0 of unrecognized compensation cost related to stock option awards.

Results of Operations

Fiscal Year Ended March 31, 2017 vs. March 31, 2016

Revenues

Total revenues for the fiscal year ended March 31, 2017 were $2,284,000 as compared with $3,181,000 for the comparable prior year period, a decrease of $897,000, or 28.2%.

Product sales of our biomaterials for the fiscal year ended March 31, 2017 were $1,470,000 as compared with $2,563,000 for the comparable prior year period, a decrease of $1,093,000, or 42.7%. The decrease is due to decreased product sales to a significant customer. Although we anticipate continuing purchases from this significant customer, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will improve over those realized during the fiscal year ended March 31, 2017.

License, royalty and development fees for the fiscal year ended March 31, 2017 were $814,000 as compared with $618,000 for the comparable prior year period, an increase of $196,000 or 31.7%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

The increase in license, royalty and development fees is due primarily to the increase in exclusivity fees and royalties from two of our domestic customers during the fiscal year ended March 31, 2017.

For the year ended March 31, 2017, three customers represented 31%, 19% and 13% of our total revenues, respectively. For the year ended March 31, 2016, two customer represented 52% and 13%, respectively, of our total revenues. We expect that this concentration of our customer base will continue for the foreseeable future.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2017 was $1,431,000, or 62.7% of total revenues, compared with $2,101,000, or 66.0% of total revenues, for the comparable prior year period. The decrease in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the decrease in product sales. This decrease was partially offset by the increase in license, royalty and development fees which have no associated costs.

Gross profit on product sales for the fiscal year ended March 31, 2017 was $617,000, or 42.0% of product sales, compared with $1,483,000, or 57.9% of product sales, for the comparable prior year period. The decrease in gross profit dollars and gross profit as a percentage of total revenues is due to the decrease in product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2017 were $329,000 as compared with $310,000 for the comparable prior year period, an increase of $19,000 or 6.1%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2017 were $1,243,000 as compared with $1,387,000 for the comparable prior year period, a decrease of $144,000 or 10.4%. The decrease is primarily due to (i) reduced participation in domestic and international trade shows, (ii) decreases of certain legal costs previously accrued in connection with the settlement of an employee matter, (iii) decreased consulting fees for accounting and information systems services, and (iv) decreased stock-based compensation costs incurred in connection with the engagement of a strategic consultant.

Interest Expense and Other Income, Net

Interest expense for the fiscal year ended March 31, 2017 was $368,000 as compared to $371,000 for the comparable prior year period. During the fiscal year ended March 31, 2017, interest expense is composed primarily of $350,000 of interest accrued in connection with the financing obligation as compared with $348,000 for the comparable prior year period.

Income Taxes

We did not record a tax provision in either of the years ended March 31, 2017 and 2016.

As of March 31, 2017, we had federal and state net operating loss carry forwards available to offset future taxable income of approximately $26,672,000, expiring between 2020 and 2037, and $6,192,000, expiring between 2032 and 2037, respectively. As of March 31, 2017, we had $0 federal and state investment and $0 research tax credit carry forwards available to offset future taxable income. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $27,000, a decrease of $53,000 when compared with a balance of $80,000 as of March 31, 2016.

During the fiscal year ended March 31, 2017, we had net cash outflows of $203,000 from operating activities as compared with net cash inflows of $62,000 for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows used by operating activities increased by approximately $265,000, as compared to the comparable prior year period, primarily due to (i) net loss generated during the period; and (ii) increase in receivables from our customers. These cash outflows were offset by (i) increases in accounts payable from normal vendor payment activities; (ii) increases in accrued expenses; and (iii) increase in provision for inventory reserves; and (iv) the effect of non-cash depreciation charges

During the fiscal years ended March 31, 2017 and 2016, we had no net cash flows from investing activities.

During the fiscal year ended March 31, 2017, we had net cash inflows of $150,000 from financing activities due to the issuance of promissory notes in the aggregate amount of $150,000. During the fiscal year ended March 31, 2016, we had net cash outflows of $57,000 from financing activities due to (i) the repayment of principal on promissory notes in the aggregate amount of $50,000, and (ii) the repayment of $7,000 of principal on the equipment capital lease obligation.

There were no options or warrants exercised during the fiscal years ended March 31, 2017 and 2016.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2017. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of March 31, 2017 our cash position and cash flows from our fiscal 2018 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2017, we incurred a net loss of approximately $509,000, had negative cash flows from operations of $203,000 and had a working capital deficit of $421,000.

Management believes that certain arrangements entered into subsequent to March 31, 2017 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase alleviate any substantial doubt as to our ability to meet our obligations for the next twelve months as of the date these financial statements are issued.

However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

However, based upon an evaluation, management believes that we are a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K:

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 22.

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

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

We have audited the accompanying balance sheets of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdvanSource Biomaterials Corporation as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
New York, NY
June 26, 2017

AdvanSource Biomaterials Corporation
Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2017	2016
ASSETS
Current assets:
Cash	$ 27	$ 80
Accounts receivable-trade, net of allowance of $5 as of March 31, 2017 and 2016	94	71
Accounts receivable-other	139	121
Inventories, net	189	257
Prepaid expenses and other current assets	5	5
Total current assets	454	534
Property, plant and equipment, net	1,865	1,922
Deferred financing costs, net	66	73
Other assets	47	47
Total assets	2,432	$ 2,576
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 450	$ 276
Accrued expenses	255	194
Customer advance	7	42
Capital lease obligation	-	1
Related party notes payable	150	-
Deferred revenue	13	13
Total current liabilities	875	526
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	172	160
Total long-term liabilities	2,158	2,146
Total liabilities	3,033	2,672
Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and 2016	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2017 and 2016	21	21
Additional paid-in capital	38,104	38,100
Accumulated deficit	(38,696)	(38,187)
	(571)	(66)
Less: treasury stock, 76,692 shares at cost as of March 31, 2017 and 2016	(30)	(30)
Total stockholders' deficit	(601)	(96)
Total liabilities and stockholders' deficit	$ 2,432	$ 2,576

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2017	2016
Revenues:
Product sales	$ 1,470	$ 2,563
License, royalty and development fees	814	618
Total revenues	2,284	3,181
Cost of sales	853	1,080
Gross profit	1,431	2,101
Operating expenses:
Research, development and regulatory	329	310
Selling, general and administrative	1,243	1,387
Total operating expenses	1,572	1,697
Income from operations	(141)	404
Interest expense	(368)	(371)
Net income (loss) before provision for income taxes	(509)	33
Provision for income taxes	-	-
Net income (loss)	$ (509)	$ 33

Net income (loss) per common share:
Basic	$ (0.02)	$ 0.00
Diluted	$ (0.02)	$ 0.00

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491
Diluted	21,491	22,673

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Stockholders' Equity (Deficit)
For the Years Ended March 31, 2016 and 2017
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital
(in thousands)	Number of Shares	Amount		Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance at March 31, 2015	21,491	$ 21	$ 38,061	$ (38,220)	$ (30)	$ (168)
Stock-based compensation			39			39
Net income				33		33
Balance at March 31, 2016	21,491	21	38,100	(38,187)	(30)	(96)
Stock-based compensation			4			4
Net loss				(509)		(509)
Balance at March 31, 2017	21,491	$ 21	$ 38,104	$ (38,696)	$ (30)	$ (601)

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$ (509)	$ 33
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	57	76
Amortization of deferred financing costs	7	7
Provision for inventory reserves	54	(43)
Stock-based compensation	4	39
Changes in assets and liabilities:
Accounts receivable-trade	(23)	143
Accounts receivable-other	(18)	(45)
Inventories	13	90
Prepaid expenses and other current assets	-	1
Accounts payable	174	(19)
Accrued expenses	73	(155)
Customer advance	(35)	(35)
Deferred revenue	-	(30)
Net cash flows provided by (used in) operating activities	(203)	62
Cash flows from investing activities:
Net cash flows provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of related party notes payable	150	-
Repayment of promissory note	-	(50)
Repayment of capital lease obligation	-	(7)
Net cash flows provided by (used in) financing activities	150	(57)
Net change in cash	(53)	5
Cash at beginning of period	80	75
Cash at end of period	$ 27	$ 80
Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ 349	$ 339

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2017 and/or fiscal 2016 refer to the fiscal years ended March 31, 2017 and/or 2016, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2017, we incurred a net loss of approximately $509,000, had negative cash flows from operations of $203,000 and had a working capital deficit of $421,000.

Management believes that certain arrangements entered into subsequent to March 31, 2017 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase alleviate any substantial doubt as to our ability to meet our obligations for the next twelve months as of the date these financial statements are issued.

However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

However, based upon an evaluation, management believes that we are a going concern.

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times.

Revenue Recognition

We generate revenues primarily from (i) the sale of polymer products and (ii) license, royalty and development agreements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2017 and 2016 were $329,000 and $310,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred. We had two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place. We incurred no advertising costs for the years ended March 31, 2017 and 2016.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income (loss) per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 3,001,250 and 1,499,500 shares for the fiscal years ended March 31, 2017 and 2016, respectively.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2017 and 2016, our allowance for doubtful accounts was $5,000 and $5,000, respectively.

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage. During the fiscal years ended March 31, 2017 and 2016, we provided an additional $110,000 and $43,000, respectively, for excess and obsolete inventory. During the fiscal year ended March 31, 2017 and 2016, we disposed of certain obsolete inventory items in the aggregate amount of approximately $24,000 and $85,000, respectively. As of March 31, 2017 and 2016, our allowance for obsolete and excess inventory was $142,000 and $88,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Deferred Financing Costs

We have capitalized certain costs related to the issuance of debt. These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2017 and 2016, amortization expense related to deferred financing costs were $7,000 and $7,000, respectively.

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

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. (See Note 6).

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluate the realizability of our long-lived assets based on reviews of results of sales of similar assets and independent appraisals. As a result of the continued operating losses described above, we evaluated the recoverability of our property and equipment as of March 31, 2017 and 2016 and determined that there existed no impairment of long-lived assets.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the impact this topic will have on our financial statements.

3.

Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25,

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. As of March 31, 2017, the principal balance outstanding was $50,000. During the year ended March 31, 2017, we accrued and paid interest of $5,000 and $0, respectively. As of March 31, 2017 our accrued interest outstanding was $0.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee and all principal and accrued interest, if any, is due on demand, but not later than June 5, 2017. As of March 31, 2017, the principal balance outstanding was $100,000. During the year ended March 31, 2017 we paid $3,000 of interest and $3,000 of commitment fee on the Second Note. As of March 31, 2017 our accrued interest outstanding was $0.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance.

4.

Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2017	2016
Raw materials	$ 92	$ 82
Work in progress	59	9
Finished goods	180	254
	331	345
Less: allowance for obsolete and excess inventory	(142)	(88)
Total inventories, net	$ 189	$ 257

During the fiscal years ended March 31, 2017 and 2016, we recorded charges of approximately $24,000 and $85,000, respectively, for the write-off of inventory.

5.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2017	2016
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,852)	(2,795)
	$ 1,865	$ 1,922

Depreciation expense for the fiscal years ended March 31, 2017 and 2016 was approximately $57,000 and $76,000, respectively.

During the fiscal year ended March 31, 2015, we acquired computer equipment at an approximate cost of $13,000 pursuant to a two year capital lease agreement. We recorded the equipment under capital lease as furniture, fixtures and office equipment and are depreciating the equipment over the life of the lease. We also recorded the capital lease obligation on the balance sheet and as of March 31, 2017 and 2016, our capital lease obligation is approximately $0 and $1,000, respectively. During the fiscal years ended March 31, 2017 and 2016 we recorded

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

depreciation expense of $0 and $7,000, respectively, and interest expense of approximately $0 and $1,000, respectively.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2017. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

6.

Income Taxes

As of March 31, 2017 and 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Tax years 2013 through 2017 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2017	2016
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	5.5%
Non-deductible expenses	(5.2%)	121.2%
Federal R&D tax credits, net	0.0%	0.0%
Utilization of net operating losses	(34.3%)	(160.7%)
Change in valuation allowance	0.0%	0.0%
Effective tax rate	0.0%	0.0%

	March 31,
(in thousands)	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$ 9,305	$ 9,276
Capital loss carry forward	-	-
Tax credit carry forward	306	306
Inventory and receivable allowances	147	37
Accrued expenses deductible when paid	111	42
Deferred tax assets	9,869	9,661
Deferred Tax Liabilities:
Depreciation and amortization	(191)	(210)
Deferred tax liabilities	(191)	(210)
Net deferred tax assets	9,678	9,451
Valuation allowance	(9,678)	(9,451)
Net deferred tax assets	$ -	$ -

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2017, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$ 26,672	$ -	2020 to 2037
State	$ 6,192	$ -	2032 to 2037

Approximately $1,400,000 of the above Federal net operating loss carryforwards relate to stock compensation. The related tax benefit of approximately $553,000 will be credited to additional paid-in capital upon realization.

7.

Promissory Notes

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. As of March 31, 2017, the principal balance outstanding was $50,000. During the year ended March 31, 2017, we accrued and paid interest of $5,000 and $0, respectively. As of March 31, 2017 our accrued interest outstanding was $0.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee and all principal and accrued interest, if any, is due on demand, but not later than June 5, 2017. As of March 31, 2017, the principal balance outstanding was $100,000. During the year ended March 31, 2017 we paid $3,000 of interest and $3,000 of commitment fee on the Second Note. As of March 31, 2017 our accrued interest outstanding was $0.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance.

8.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we were required to place $280,000 of the net proceeds in escrow as a prepayment of the calendar year 2012 lease payments. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2017. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2017 and 2016, the total financing obligation was $1,986,000 and $1,986,000, respectively, and accrued interest on financing obligation was $172,000 and $160,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation. The future minimum lease payments as of March 31, 2017 are as follows:

(in thousands)
Fiscal Years Ending March 31,
2018	$ 355
2019	366
2020	377
2021	388
2022	400
Thereafter	1,724
$ 3,610

9.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

10.

Concentration of Credit Risk and Major Customers and Suppliers

For the year ended March 31, 2017, three customers represented 31%, 19% and 13% of revenues, respectively.  For the year ended March 31, 2016, two customers represented 52% and 13%, respectively, of our revenues.

As of March 31, 2017, we had accounts receivable-trade of $36,000, or 38%, due from three customers.  As of March 31, 2016, we had accounts receivable-trade of $46,000, or 65%, due from four customers.

As of March 31, 2017, we had $139,000 due from two customers related to receivables on license fees and royalties.  As of March 31, 2016, we had $121,000 due from two customers related to receivables on license fees and royalties.  These amounts are classified as accounts receivable-other in our balance sheets.

During the year ended March 31, 2017, two vendors represented $180,000, or 75%, of material purchases used in the production process.  During the year ended March 31, 2016, two vendors represented, in the aggregate, $471,000, or 70%, of material purchases used in the production process.

11.

Stockholders’ Deficit

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2017, there was no Junior Preferred Stock issued or outstanding.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

There were no exercises of options or warrants by employees and consultants during the fiscal years ended March 31, 2017 and 2016.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the years ended March 31, 2017 and 2016. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

12.

Stock Based Compensation

AdvanSource’s 1996 Employee, Director and Consultants Stock Option Plan (the “1996 Plan”) was approved by AdvanSource’s Board of Directors and Stockholders in March 1996. A total of 7,000,000 shares have been reserved for issuance under the Plan. Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non-Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). In October 2003, our shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock with terms similar to the 1996 Plan. In January 2006, we filed Form S-8 with the Securities and Exchange Commission registering an additional 489,920 total shares of common stock in the 1996 Plan and 2003 Plan. Total shares of common stock registered under the 1996 Plan and 2003 Plan (collectively, the “Plans”) are 10,489,920. Substantially all of the stock options granted pursuant to the 1996 Plan provide for the acceleration of vesting of the shares of Common Stock subject to such options in connection with certain changes in control. A similar provision is not included in the 2003 Plan. Normally, options granted expire ten years from the grant date. As of September 30, 2013, all Plans and shares not granted expired. As of March 31, 2017 and 2016, there are no other equity incentive plans in place for the future issuance of our common stock.

Activity under the Plans for the year ended March 31, 2017 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2016	2,170,750	$ 0.36	4.46	$ 80
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of March 31, 2017	2,170,750	$ 0.36	3.44	$ -
Options exercisable as of March 31, 2017	2,170,750	$ 0.36	3.44	$ -
Options vested or expected to vest as of March 31, 2017	2,170,750	$ 0.36	3.44	$ -

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2017 of $0.044 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. There were no stock options exercised under the Plan for the fiscal years ended March 31, 2017 and 2016.

At March 31, 2017 and 2016, there were no shares remaining to be granted under the 1996 Stock Option Plan and the 2003 Stock Option Plan.

For the fiscal years ended March 31, 2017 and 2016, we recorded stock-based compensation expense for options of approximately $4,000 and $10,000, respectively. As of March 31, 2017, we had $0 of unrecognized compensation cost related to stock options.

13.

Benefit Plans and Employment Agreements of Executive Officers

We established the AdvanSource 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment. Our contributions are discretionary. We made matching contributions of approximately $8,000 and $9,000 during the fiscal years ended March 31, 2017 and 2016, respectively.

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

During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000. There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2017 and 2016.

14.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and, with the exception of the events disclosed below, we determined that we did not have any other material recognizable subsequent events.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a commitment fee of $2,000 and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2017	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 26, 2017	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: June 26, 2017	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: June 26, 2017	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: June 26, 2017	/s/ Mark Tauscher
Mark Tauscher Director