Form 10-Q
period 2017-06-30
AdvanSource Biomaterials Corp
filed 2017-08-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-28034

AdvanSource Biomaterials Corporation
(Exact name of registrant as specified in its charter)

Delaware	043186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

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
☐ Non-accelerated Filer ☒ Smaller reporting company
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2017, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	March 31, 2017
ASSETS
Current assets:
Cash	$345	$27
Accounts receivable-trade, net of allowance of $5 as of June 30, 2017 and March 31, 2017	142	94
Accounts receivable-other	138	139
Inventories, net	192	189
Prepaid expenses and other current assets	6	5
Total current assets	823	454
Property, plant and equipment, net	1,853	1,865
Deferred financing costs, net	64	66
Other assets	47	47
Total assets	$2,787	$2,432
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$364	$450
Accrued expenses	199	255
Customer advances	597	7
Related party notes payable	150	150
Deferred revenue	-	13
Total current liabilities	1,310	875
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	173	172
Total long-term liabilities	2,159	2,158
Total liabilities	3,469	3,033
Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and March 31, 2017	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of June 30, 2017 and March 31, 2017	21	21
Additional paid-in capital	38,104	38,104
Accumulated deficit	(38,777)	(38,696)
	(652)	(571)
Less: treasury stock; 76,692 shares at cost as of June 30, 2017 and March 31, 2017	(30)	(30)
Total stockholders' deficit	(682)	(601)
Total liabilities and stockholders' deficit	$2,787	$2,432

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2017	2016
Revenues:
Product sales	$464	$640
License, royalty and development fees	213	160
Total revenues	677	800
Cost of sales	209	259
Gross profit	468	541
Operating expenses:
Research, development and regulatory	89	78
Selling, general and administrative	360	336
Total operating expenses	449	414
Income (loss) from operations	19	127
Interest expense	(100)	(90)
Income (loss) before income taxes	(81)	37
Provision for income taxes	-	-
Net income (loss)	$(81)	$37

Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491
Diluted	21,491	21,813

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(81)	$37
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	12	15
Amortization of deferred financing costs	2	2
Stock-based compensation	-	3
Changes in assets and liabilities:
Accounts receivable-trade	(48)	(99)
Accounts receivable-other	1	(1)
Inventories	(3)	75
Prepaid expenses and other current assets	(1)	(1)
Accounts payable	(86)	29
Accrued expenses	(55)	14
Customer advance	590	(42)
Deferred revenue	(13)	(13)
Net cash flows provided by operating activities	318	19
Cash flows from investing activities:
Net cash flows provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from promissory notes	-	50
Repayment of capital lease obligation	-	(1)
Net cash flows provided by financing activities	-	49
Net change in cash	318	68
Cash at beginning of period	27	80
Cash at end of period	$345	$148

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$96	$72

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

1.Description of Business

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

2.Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as amended, as of and for the year ended March 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”).

Additionally, he accompanying unaudited financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2017, we incurred a net loss of approximately $81,000, had positive cash flows from operations of $318,000 and had a working capital deficit of $487,000. Management believes that certain arrangements entered into subsequent to June 30, 2017 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase alleviate any substantial doubt as to our ability to meet our obligations for the next twelve months as of the date these financial statements are issued. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon an evaluation, management believes that we are a going concern.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2017.

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

JUNE 30, 2017

3.New Accounting Pronouncement

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In April 2016, the FASB issued ASU 2016 – 10, “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update2014-09 by one year. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the impact this topic will have on our financial statements.

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, “Intangibles – Goodwill and Other.” An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its financial statements.

4.Customer Advances

During the three months ended June 30, 2017, we received approximately $337,000 and $330,000 from two customers, respectively. During the three months ended June 30, 2017, we recognized revenue of approximately $70,000 on the sale of product to one customer and reduced the customer advance account accordingly. As of June 30, 2017 our customer advances account was $597,000.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

5.Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. As of June 30, 2017 and March 31, 2017, the principal balance outstanding was $50,000 and $50,000, respectively. During the three months ended June 30, 2017 and 2016, we recorded interest expense of $1,000 and $1,000, respectively. As of June 30, 2017 and March 31, 2017 our accrued interest outstanding was $0 and $0.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017, and all principal and accrued interest, if any, is due on demand, but not later than June 5, 2017. As of June 30, 2017 and March 31, 2017, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended June 30, 2017 and 2016 we paid interest of $3,000 and $0, respectively, on the Second Note. As of June 30, 2017 and March 31, 2017 our accrued interest outstanding was $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of June 30, 2017 the principal balance outstanding on the Advance Note was $0.

6.Equity-Based Compensation

In October 2003, our shareholders approved the 2003 Stock Option Plan (the “2003 Plan”), which authorized the issuance of 3,000,000 shares of common stock. Under the terms of the 2003 Plan, the exercise price of Incentive Stock Options issued under the 2003 Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non Qualified Options are granted under the 2003 Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). Options granted expire ten years from the grant date. As of September 4, 2013, all shares pursuant to the 2003 Plan had been granted. Since September 4, 2013 and as of June 30, 2017, we have not put in place any additional equity incentive plans for the future issuance of our common stock.

Activity under the Plans for the three months ended June 30, 2017 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2017	2,170,750	$0.36		$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	1,000	1.45	-	$-
Options outstanding as of June 30, 2017 (unaudited)	2,169,750	$0.36	3.19	$-
Options exercisable as of June 30, 2017 (unaudited)	2,169,750	$0.36	3.19	$-
Options vested or expected to vest as of June 30, 2017 (unaudited)	2,169,750	$0.36	3.19	$-

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

Our unaudited condensed statements of operations include equity-based compensation expense related to our stock option plans for employee and non-employee director awards in the amount of $0 and $3,000 for the three months ended June 30, 2017 and 2016, respectively. There was no income tax benefit related to these costs. As of June 30, 2017, the total amount of unrecognized equity-based compensation expense was $0.

7.Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2017 (unaudited)	March 31, 2017
Raw materials	$91	$92
Work in progress	69	59
Finished goods	174	180
	334	331
Less: allowance for obsolete and excess inventory	(142)	(142)
Total inventories, net	$192	$189

8.Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2017 (unaudited)	March 31, 2017
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,214	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,717	4,717
Less: accumulated depreciation	(2,864)	(2,852)
	$1,853	$1,865

For the three months ended June 30, 2017 and 2016, depreciation expense was $12,000 and $15,000, respectively.

9.Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 3,000,250 shares and 1,499,500 shares for the three months ended June 30, 2017 and 2016, respectively.

10.Stockholders’ Equity

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

There were no exercises of options or warrants by employees or consultants during the three months ended June 30, 2017 and 2016, respectively.

11.Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of June 30, 2017 and March 31, 2017.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of June 30, 2017 and March 31, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

12.Notes Payable

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. As of June 30, 2017 and March 31, 2017, the principal balance outstanding was $50,000 and $50,000, respectively. During the three months ended June 30, 2017 and 2016, we recorded interest expense of $1,000 and $1,000, respectively. As of June 30, 2017 and March 31, 2017 our accrued interest outstanding was $0 and $0.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017, and all principal and accrued interest, if any, is due on demand, but not later than June 5, 2017. As of June 30, 2017 and March 31, 2017, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended June 30, 2017 and 2016 we paid interest of $3,000 and $0, respectively, on the Second Note. As of June 30, 2017 and March 31, 2017 our accrued interest outstanding was $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of June 30, 2017 the principal balance outstanding on the Advance Note was $0.

13.Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of June 30, 2017. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of June 30, 2017 and March 31, 2017, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $173,000 and $172,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

14.Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

15.Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2017 and 2016, three customers represented 56% of our total revenues and two customer represented 79% of our total revenues, respectively.

As of June 30, 2017, we had accounts receivable-trade, net, of $85,000, or 60%, due from four customers. As of March 31, 2017, we had accounts receivable-trade, net, of $36,000, or 38%, due from three customers.

As of June 30, 2017, we had $138,000 due from two customer related to receivables on royalties, license and annual usage fees. As of March 31, 2017, we had $139,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

16.Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these unaudited condensed financial statements. During this period, we did not have any material recognizable subsequent events.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2016. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2017.

Results of Operations

Three Months Ended June 30, 2017 vs. June 30, 2016

Revenues

Total revenues for the three months ended June 30, 2017 were $677,000 as compared with $800,000 for the prior year period, a decrease of $123,000, or 15.4%.

Product sales of our biomaterials for the three months ended June 30, 2017 were $464,000 as compared with $640,000 for the prior year period, a decrease of $176,000, or 27.5%. The decrease is due to anticipated reductions in product sales from one significant customer, which were partially offset in an increase in product sales to existing and new customers.

License, royalty and development fees for the three months ended June 30, 2017 were $213,000 as compared with $160,000 for the prior year period, an increase of $53,000 or 33.1%. The increase in license, royalty and development fees is primarily due to the renegotiation of license, royalty and supply agreements with one current customer which provide for increased fees pursuant to a long-term agreement. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2017 was $468,000, or 69.1% of total revenues, compared with $541,000, or 67.6% of total revenues, for the prior year period. Gross profit on product sales for the three months ended June 30, 2017 was $255,000, or 55.0% of product sales, compared with $381,000, or 59.5% of product sales, for the prior year period. The decrease in gross profit dollars on total revenues and product sales is primarily a result of decreased product sales. The increase in gross profit percentage on total revenues is primarily a result of the increased license and royalties fees as compared to the prior year period. The decrease in gross profit percentage on product sales is primarily a result of decreased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2017 were $89,000 as compared with $78,000 for the prior year period, an increase of $11,000 or 14.1%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $360,000 as compared with $336,000 for the prior year period, an increase of $24,000, or 7.1%. Selling, general and administrative expenses have been relatively stable and management continues to evaluate costs to ensure both constraints and any other areas of improvement to our cost structure.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $100,000 as compared to $90,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $345,000. This represents an increase of $318,000 as compared to a cash balance of $27,000 as of March 31, 2017.

During the three months ended June 30, 2017, we had net cash inflows of $318,000 from operating activities as compared with net cash inflows of $19,000 for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. We were provided an additional $337,000 of net cash from operating activities as compared to the prior year period, primarily due to (i) net collection of trade receivables of approximately $51,000, (ii) reduction in inventory purchases and build of approximately $78,000 and (iii) advances from two customers in the aggregate amount of approximately $667,000. These cash inflows were offset primarily by (i) net loss realized during the current period, and (ii) an approximate $184,000 net decrease in normal accounts payable to customers and accrued expenses.

During the three months ended June 30, 2017, we had net cash inflows from financing activities of $0 as compared to net cash inflows of $50,000 from the issuance of promissory notes to related parties during the three months ended June 30, 2016.

There were no options or warrants exercised during the three months ended June 30, 2017 and 2016, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of June 30, 2017 our cash position and cash flows from our fiscal 2018 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2017, we incurred a net loss of approximately $81,000, had positive cash flows from operations of $318,000 and had a working capital deficit of $487,000. Management believes that certain arrangements entered into subsequent to June 30, 2017 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase alleviate any substantial doubt as to our ability to meet our obligations for the next twelve months as of the date these financial statements are issued. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon an evaluation, management believes that we are a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.Controls and Procedures

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2017, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

Dated: August 14, 2017