Form 10-K
period 2018-03-31
AdvanSource Biomaterials Corp
filed 2018-07-16
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of July 12, 2018, 21,490,621 shares of the registrant’s Common Stock were outstanding. As of September 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $1,738,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2018

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material. As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers. During the years ended March 31, 2018 and 2017, we generated revenues from license, royalty and development fees of approximately $1,059,000 and $814,000, respectively.

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

We perform ongoing credit evaluations and maintain allowances for potential credit losses. As of March 31, 2018, we had accounts receivable-trade of approximately $102,000, or 51%, due from three customers. As of March 31, 2017, we had accounts receivable-trade of approximately $36,000, or 38%, due from three customers.

As of March 31, 2018, we had approximately $368,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2017, we had approximately $139,000 due from two customers related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into development, licensing and royalty agreements. In addition, we have certain customers that represent a significant component of our revenue. For the year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10% of revenues, respectively. For the year ended March 31, 2017, three customers represented approximately 31%, 19% and 13%, respectively, of our revenues.

Revenues

Our total revenues were approximately $2,918,000 and $2,284,000 for the years ended March 31, 2018 and 2017, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations. Research, development and regulatory expenditures for the years ended March 31, 2018 and 2017 were approximately $375,000 and $329,000, respectively, and consisted primarily of salaries and related costs (approximately 69% and 72% of research and development expenses in fiscal 2018 and 2017, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $198,000 at March 31, 2018.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2018, we had 11 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) five in production, (ii) two in research and development, (iii) two in sales and marketing, and (iv) two in administration.

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

Our total revenues were approximately $2,918,000 and $2,284,000 for the years ended March 31, 2018 and 2017, respectively. We had net loss of approximately $202,000 and $509,000 for the years ended March 31, 2018 and 2017, respectively. There is a risk that we will never be profitable. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

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

A limited number of customers have, historically, accounted for a significant portion of our revenues. For the fiscal year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10% of revenues, respectively. For the fiscal year ended March 31, 2017, three customers represented approximately 31%, 19% and

13%, respectively, of our revenues. Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations. Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from our existing significant customers. In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2018.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date.  During the fiscal year ended March 31, 2018, our stock price ranged from $0.04 to $0.10. The future market price of our common stock may also fluctuate significantly due to:

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2018, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding. As of March 31, 2018, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010. The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants. As of March 31, 2018, we had outstanding stock options and warrants to purchase 8,244,250 shares of our common stock, the exercise price of which range between $0.03 per share to $0.41 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution. No stock options or warrants were exercised during the fiscal year ended March 31, 2018.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate headquarters, polymer development and manufacturing operations, are located in an approximate 26,000 square foot building, which we lease at 229 Andover Street, Wilmington, MA.

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

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2018
	High	Low
4th Quarter	$ 0.060	$ 0.035
3rd Quarter	0.010	0.035
2nd Quarter	0.010	0.046
1st Quarter	0.060	0.038

	Fiscal Year 2017
	High	Low
4th Quarter	$ 0.075	$ 0.036
3rd Quarter	0.095	0.040
2nd Quarter	0.121	0.052
1st Quarter	0.205	0.065

As of July 8, 2018, there were approximately 316 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on July 6, 2018, was $0.08 per share. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2018 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	1,813,750	(1)	$ 0.21	-
Equity compensation plans approved by board of directors	5,600,000	(2)	0.06	1,400,000
	7,413,750			1,400,000

_______________

(1)

This total includes shares to be issued upon exercise of outstanding options under the AdvanSource 2003 Stock Option Plan (the “2003 Plan”) that has been approved by our stockholders. There were no stock options exercised under the 2003 Plan for the fiscal years ended March 31, 2018 and 2017. As of March 31, 2018 and 2017, there were no shares remaining to be granted under the 2003 Plan.

(2)

This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were no stock options exercised under the 2017 Plan for the fiscal year ended March 31, 2018. As of March 31, 2018, there were 1,400,000 shares remaining to be granted under the 2017 Plan.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2018 and 2017. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2018” or our “2018 fiscal year” refer to the fiscal year ended March 31, 2018.

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

•

Long-Lived Assets.  We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals. As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2018 and 2017 and determined that there existed no impairment of our long-lived assets.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards. We anticipate the amount of stock-based compensation to increase in the future as additional options are granted. As of March 31, 2018, there was $0 of unrecognized compensation cost related to stock option awards.

Results of Operations

Fiscal Year Ended March 31, 2018 vs. March 31, 2017

Revenues

Total revenues for the fiscal year ended March 31, 2018 were $2,918,000 as compared with $2,284,000 for the comparable prior year period, an increase of $634,000, or 27.8%.

Product sales of our biomaterials for the fiscal year ended March 31, 2018 were $1,859,000 as compared with $1,470,000 for the comparable prior year period, an increase of $389,000, or 26.5%. The increase is due to increased product sales to new and existing customers, with continuing purchases from our three largest customers. Although we anticipate continuing purchases from our significant customers, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will improve over those realized during the fiscal year ended March 31, 2018.

License, royalty and development fees for the fiscal year ended March 31, 2018 were $1,059,000 as compared with $814,000 for the comparable prior year period, an increase of $245,000 or 30.1%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials. We have two customers that represent approximately 95% of our license and royalty fees in the aggregate. The increase in our license and royalty fees is attributable, in part, to normal contractual increases from one of these major licensing customers pursuant to a long-term contract. Additionally, our license and royalty fees also benefited from a one-time payment of approximately $188,000 from our other significant customer. This payment was received in April 2018 and represented royalties earned on shipments of medical devices for years to our fiscal year ended March 31, 2018 to which we were entitled but had not been previously paid. We reported this royalty payment of approximately $188,880 as revenue for the year ended March 31, 2018 in our statement of operations and as a receivable as of March 31, 2018 in our balance sheet.

For the fiscal year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10% of revenues, respectively. For the fiscal year ended March 31, 2017, three customers represented approximately 31%, 19% and 13%, respectively, of our revenues.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2018 was $2,119,000, or 72.6% of total revenues, compared with $1,431,000, or 62.7% of total revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the increase in product sales and license and royalty fees, with the one-time payment of the previously discussed royalty of approximately $188,000 having a meaningful impact on the increase in our gross profit dollars and gross profit as a percentage of total revenues.

Gross profit on product sales for the fiscal year ended March 31, 2018 was $1,060,000, or 57.0% of product sales, compared with $617,000, or 42.0% of product sales, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is due to the increase in product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2018 were $375,000 as compared with $329,000 for the comparable prior year period, an increase of $46,000 or 14.0%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, outside services and operating supplies in support of new product development activities, and stock-based compensation costs incurred in connection with the granting of non-qualified stock options to an employee. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2018 were $1,563,000 as compared with $1,243,000 for the comparable prior year period, an increase of $320,000 or 25.7%. The increase is primarily due to stock-based compensation costs incurred in connection with the granting of non-qualified stock options to two employees, a consultant and the members of the board of directors.

Interest Expense

Interest expense for the fiscal year ended March 31, 2018 was $383,000 as compared to $368,000 for the comparable prior year period. During the fiscal years ended March 31, 2018 and 2017, interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $120,000, an increase of $93,000 when compared with a balance of $27,000 as of March 31, 2017.

During the fiscal year ended March 31, 2018, we had net cash of $108,000 provided by operating activities as compared with net cash of $203,000 used in operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows provided by operating activities increased by approximately $311,000, as compared to the comparable prior year period, primarily due to i) advance on product sales, net of product shipped, from one customer; (ii) advance from two customers for the purchase of certain raw materials, net of amounts disbursed for the purchase of raw materials; and (iii) the effect of non-cash stock-based compensation from the grant of non-qualified stock options to employees, directors and a consultant. The cash provided by operating activities was offset by (i) the net loss realized during the current period; (ii) an increase in inventory, primarily from the purchase of raw material inventory; and (ii) a net increase in receivables on product sale and  fees from royalties and licenses.

During the fiscal year ended March 31, 2018, we had net cash of $10,000 used in investing activities of $10,000 from the purchase of laboratory equipment.

During the year ended March 31, 2018, we had net cash of $5,000 used in financing activities due to the repayment of a portion of a certain related party promissory note as compared to net cash of $149,000 provided by financing activities due primarily to the issuance of promissory notes in the aggregate amount of $150,000 to related parties during the year ended March 31, 2017.

There were no options or warrants exercised during the fiscal years ended March 31, 2018 and 2017.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2018. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of March 31, 2018 our cash position and anticipated cash flows from our fiscal 2019 operations should be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2018, we reported income from operations of approximately $181,00, a net loss of approximately $202,000, had positive cash flows from operations of $108,000 and had a working capital deficit of $271,000. Additionally, we reported positive non-GAAP earnings before non-cash items of depreciation, amortization and stock-based compensation of $157,000.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) certain arrangements entered into during the physical year ended March 31, 2018 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase; ii) continued growth of product sales from our current customer base and new customers; and iii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements.

However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

However, based upon our evaluation, management believes that we are a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 22.

(2)

Exhibits

Exhibit Number:	Exhibit Title:
10.37*	2017 Non-Qualified Incentive Equity Plan dated August 14, 2017 as previously file on Current Report on Form 8-K on August 22, 2017.
23.1**	Consent of RBSM LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

________________

*

Incorporated herein by reference.

**

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2018 and 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2018 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditors since 2016

New York, NY

July 16, 2018

AdvanSource Biomaterials Corporation
Balance Sheets
(In thousands, except share and per share amounts)
	March 31,
	2018	2017
ASSETS
Current assets:
Cash	$ 120	$ 27
Accounts receivable-trade, net of allowance of $5 as of March 31, 2018 and 2017	202	94
Accounts receivable-other	368	139
Inventories, net	297	189
Prepaid expenses and other current assets	4	5
Total current assets	991	454
Property, plant and equipment, net	1,823	1,865
Deferred financing costs, net	59	66
Other assets	47	47
Total assets	$ 2,920	$ 2,432
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 544	$ 450
Accrued expenses	265	255
Customer advance	295	7
Related party notes payable	145	150
Deferred revenue	13	13
Total current liabilities	1,262	875
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	175	172
Total long-term liabilities	2,161	2,158
Total liabilities	3,423	3,033
Commitments and contingencies (See Note 9 and 10)

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and 2017	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2018 and 2017	21	21
Additional paid-in capital	38,404	38,104
Accumulated deficit	(38,898)	(38,696)
	(473)	(571)
Less: treasury stock, 76,692 shares at cost as of March 31, 2018 and 2017	(30)	(30)
Total stockholders' deficit	(503)	(601)
Total liabilities and stockholders' deficit	$ 2,920	$ 2,432

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended March 31,
	2018	2017
Revenues:
Product sales	$ 1,859	$ 1,470
License, royalty and development fees	1,059	814
Total revenues	2,918	2,284
Cost of sales	799	853
Gross profit	2,119	1,431
Operating expenses:
Research, development and regulatory	375	329
Selling, general and administrative	1,563	1,243
Total operating expenses	1,938	1,572
Income (loss) from operations	181	(141)
Interest expense	(383)	(368)
Net loss before provision for income taxes	(202)	(509)
Provision for income taxes	-	-
Net loss	$ (202)	$ (509)

Net loss per common share:
Basic	$ (0.01)	$ (0.02)
Diluted	$ (0.01)	$ (0.02)

Shares used in computing net loss per common share:
Basic	21,491	21,491
Diluted	21,491	21,491

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Stockholders' Deficit
For the Years Ended March 31, 2018 and 2017
(In thousands)

	Common Stock Outstanding		Additional Paid-in Capital
(in thousands)	Number of Shares	Amount		Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance at March 31, 2016	21,491	$ 21	$ 38,100	$ (38,187)	$ (30)	$ (96)
Stock-based compensation			4			4
Net loss				(509)		(509)
Balance at March 31, 2017	21,491	21	38,104	(38,696)	(30)	(601)
Stock-based compensation			300			300
Net loss				(202)		(202)
Balance at March 31, 2018	21,491	$ 21	$ 38,404	$ (38,898)	$ (30)	$ (503)

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation
Statements of Cash Flows
(In thousands)
	For The Years Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$ (202)	$ (509)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	52	57
Amortization of deferred financing costs	7	7
Provision for inventory reserves	(30)	54
Stock-based compensation	300	4
Changes in assets and liabilities:
Accounts receivable-trade	(108)	(23)
Accounts receivable-other	(229)	(18)
Inventories	(78)	13
Prepaid expenses and other current assets	1	-
Accounts payable	94	174
Accrued expenses	13	73
Customer advance	288	(35)
Net cash flows provided by (used in) operating activities	108	(203)
Cash flows from investing activities:
Purchase of equipment	(10)	-
Net cash flows used in operating activities	(10)	-
Cash flows from financing activities:
Proceeds from (repayment of) related party notes payable	(5)	150
Net cash flows provided by (used in) financing activities	(5)	150
Net change in cash	93	(53)
Cash at beginning of period	27	80
Cash at end of period	$ 120	$ 27

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ 373	$ 349

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2018 and/or fiscal 2017 refer to the fiscal years ended March 31, 2018 and/or 2017, respectively.

2.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2018, we reported income from operations of approximately $181,000, a net loss of approximately $202,000, had positive cash flows from operations of $108,000 and had a working capital deficit of $271,000. Additionally, we reported positive non-GAAP earnings before non-cash items of depreciation, amortization and stock-based compensation of $157,000.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) certain arrangements entered into during the physical year ended March 31, 2018 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase; ii) continued growth of product sales from our current customer base and new customers; and iii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements.

However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

However, based upon our evaluation, management believes that we are a going concern.

3.

Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2018 and 2017 were $375,000 and $329,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred. We had two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place. We incurred advertising costs of approximately $1,000 and $0 for the years ended March 31, 2018 and 2017, respectively.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 7,413,750 and 3,001,250 shares for the fiscal years ended March 31, 2018 and 2017, respectively.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2018 and 2017, our allowance for doubtful accounts was $5,000 and $5,000, respectively.

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage. During the fiscal years ended March 31, 2018 and 2017, we provided additional amounts of approximately $16,000 and $110,000, respectively, for excess and obsolete

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

inventory. During the fiscal year ended March 31, 2018 and 2017, we disposed of certain obsolete inventory items in the aggregate amount of approximately $46,000 and $24,000, respectively. As of March 31, 2018 and 2017, our allowance for obsolete and excess inventory was approximately $112,000 and $142,000, respectively.

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Building improvements are amortized using the straight-line method over the remaining estimated life of the building at the time the improvement is put into service. Our building is depreciated using the straight-line method over 40 years. Land is not depreciated.  Expenditures for repairs and maintenance are charged to expense as incurred. We record construction in process in the appropriate asset category and commence depreciation upon completion and commencement of use of the asset. Equipment purchased pursuant to capital lease obligations, primarily computer equipment, is recorded at cost and depreciated on a straight-line basis over the life of the lease.

Deferred Financing Costs

We have capitalized certain costs related to the issuance of debt. These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2018 and 2017, amortization expense related to deferred financing costs were $7,000 and $7,000, respectively.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluate the realizability of our long-lived assets based on reviews of results of sales of similar assets and independent appraisals. As a result of the continued operating losses described above, we evaluated the recoverability of our property and equipment as of March 31, 2018 and 2017 and determined that there existed no impairment of long-lived assets.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

4.

Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal year ended March 31, 2018, we repaid $5,000 of principal to Ms. Carroll. As of March 31, 2018 and 2017, the principal balance outstanding was $45,000 and $50,000, respectively. During the fiscal year ended March 31, 2018 and 2017, we recorded interest expense of approximately $4,000 and $5,000, respectively, on the Notes. As of March 31, 2018 and 2017 our accrued interest outstanding was $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of March 31, 2018 and 2017, the principal balance outstanding was $100,000 and $100,000, respectively. During the fiscal year ended March 31, 2018 and 2017 we recorded interest expense of $12,000 and $12,000, respectively, on the Second Note. As of March 31, 2018 and 2017, our accrued interest outstanding was $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of March 31, 2018, the principal balance outstanding on the Advance Note was $0.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

5.

Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

	March 31,
(in thousands)	2018	2017
Raw materials	$ 215	$ 92
Work in progress	64	59
Finished goods	130	180
	409	331
Less: allowance for obsolete and excess inventory	(112)	(142)
Total inventories, net	$ 297	$ 189

During the fiscal years ended March 31, 2018 and 2017, we provided an additional approximate $16,000 and $110,000, respectively, for excess and obsolete inventory. During the fiscal year ended March 31, 2018 and 2017, we disposed of certain obsolete inventory items in the aggregate amount of approximately $46,000 and $24,000, respectively.

6.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,
(in thousands)	2018	2017
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,224	1,214
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,727	4,717
Less: accumulated depreciation	(2,904)	(2,852)
	$ 1,823	$ 1,865

Depreciation expense for the fiscal years ended March 31, 2018 and 2017 was approximately $52,000 and $57,000, respectively.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2018. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

7.

Income Taxes

As of March 31, 2018 and 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Tax years 2014 through 2018 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For The Years Ended March 31,
	2018	2017
Expected federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	5.5%
Non-deductible expenses	(67.7%)	(5.2)%
Effect of tax rate decrease	9.3	0.0%
Utilization of net operating losses	18.9%	(34.3%)
Effective tax rate	0.0%	0.0%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

	March 31,
(in thousands)	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$ 9,318	$ 9,305
Tax credit carryforward	169	306
Inventory and receivable allowances	46	147
Accrued expenses deductible when paid	45	111
Deferred tax assets	9,578	9,869
Deferred Tax Liabilities:
Depreciation and amortization	(172)	(191)
Deferred tax liabilities	(172)	(191)
Net deferred tax assets	9,406	9,678
Valuation allowance	(9,406)	(9,678)
Net deferred tax assets	$ -	$ -

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A 100% valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized. As a result of the effect of the tax rate decrease, our deferred tax assets and valuation allowance decreased by approximately $40,000.

As of March 31, 2018, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$ 26,442	$ -	2021 to 2038
State	$ 5,966	$ -	2033 to 2038

Approximately $1,400,000 of the above Federal net operating loss carryforwards relate to stock compensation. The related tax benefit of approximately $578,000 will be credited to additional paid-in capital upon realization.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

8.

Promissory Notes

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal year ended March 31, 2018, we repaid $5,000 of principal to Ms. Carroll. As of March 31, 2018 and 2017, the principal balance outstanding was $45,000 and $50,000, respectively. During the fiscal year ended March 31, 2018 and 2017, we recorded interest expense of approximately $4,000 and $5,000, respectively, on the Notes. As of March 31, 2018 and 2017 our accrued interest outstanding was $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of March 31, 2018 and 2017, the principal balance outstanding was $100,000 and $100,000, respectively. During the fiscal year ended March 31, 2018 and 2017 we recorded interest expense of $12,000 and $12,000, respectively, on the Second Note. As of March 31, 2018 and 2017, our accrued interest outstanding was $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of March 31, 2018 the principal balance outstanding on the Advance Note was $0.

9.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. We provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2018. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2018 and 2017, the total financing obligation was $1,986,000 and $1,986,000, respectively, and accrued interest on financing obligation was $175,000 and $172,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation. The future minimum lease payments as of March 31, 2018 are as follows:

(in thousands)
Fiscal Years Ending March 31,
2019	$ 358
2020	369
2021	380
2022	391
2023	403
Thereafter	1,621
$ 3,522

10.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

11.

Concentration of Credit Risk and Major Customers and Suppliers

For the fiscal year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10% of revenues, respectively. For the fiscal year ended March 31, 2017, three customers represented approximately 31%, 19% and 13%, respectively, of our revenues.

As of March 31, 2018, we had accounts receivable-trade of approximately $102,000, or 51%, due from three customers. As of March 31, 2017, we had accounts receivable-trade of approximately $36,000, or 38%, due from three customers.

As of March 31, 2018, we had approximately $368,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2017, we had approximately $139,000 due from two customers related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

During the fiscal year ended March 31, 2018, one vendor represented approximately $233,000, or 70%, of material purchases used in the production process. During the fiscal year ended March 31, 2017, two vendors represented, in the aggregate, $180,000, or 75%, of material purchases used in the production process.

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

Common Stock Options and Warrants

On July 22, 2015, we engaged the services of a financial and strategic advisor whose services include, but are not limited to, financial advice, strategic advice and investment banking services. In connection with this engagement, we agreed to compensate the investment bankers approximately $4,000 per quarter for a one-year period and we issued them a warrant to purchase 830,500 shares of our common stock at an exercise price of $0.301

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

per share, the approximate fair value of our common stock on the date of the engagement. The warrant is exercisable at any time until July 21, 2025. The warrant was valued at approximately $28,000 using the Black-Scholes model and treated as permanent equity.

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

13.

Stock Based Compensation

In October 2003, our shareholders approved the AdvanSource 2003 Stock Option Plan (the “2003 Plan”), which authorizes the issuance of 3,000,000 shares of common stock. Under the terms of the Plan, the exercise price of Incentive Stock Options issued under the Plan must be equal to the fair market value of the common stock at the date of grant. In the event that Non-Qualified Options are granted under the Plan, the exercise price may be less than the fair market value of the common stock at the time of the grant (but not less than par value). Total shares of common stock registered under the 2003 Plan are 7,000,000 shares. Normally, options granted expire ten years from the grant date.

Activity under the 2003 Plan for the fiscal years ended March 31, 2018 and 2017 are as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2017	2,170,750	$ 0.36	3.44	$ -
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(357,000)	$ 1.14
Options outstanding as of March 31, 2018	1,813,750	$ 0.21	3.00	$ -
Options exercisable as of March 31, 2018	1,813,750	$ 0.21	3.00	$ -
Options vested or expected to vest as of March 31, 2018	1,813,750	$ 0.21	3.00	$ -

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2018 of $0.044 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018. There were no stock options exercised under the 2003 Plan for the fiscal years ended March 31, 2018 and 2017. As of March 31, 2018 and 2017, there were no shares remaining to be granted under the 2003 Plan.

For the fiscal years ended March 31, 2018 and 2017, we recorded stock-based compensation expense for options pursuant to the 2003 Plan in the amount of $0 and approximately $4,000, respectively. As of March 31, 2018, we had $0 of unrecognized compensation cost related to stock options.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. Under the terms of the 2017 Plan, the exercise price of stock options issued under the 2017 Plan must be equal to the fair market value of the common stock at the date of grant. Options granted expire ten years from the grant date. On August 17, 2017, the board of directors approved the grant of stock options to certain directors, employees and a consultant exercisable into 5,600,000 shares of our common stock (the “2017 Plan Options”). The 2017 Plan Options were immediately vested on the date of grant and exercisable at $0.06 per share, the fair market value on the date of grant. In determining the fair value of the 2017 Stock Options, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.06; ii) grant date price of our common stock of $0.06; iii) expected term of option of 10 years; iv) expected volatility of our common stock of 100%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. Accordingly, we recorded stock-based compensation in selling, general and administrative expenses of approximately $300,000 during the fiscal year ended March 31, 2018.

14.

Benefit Plans and Employment Agreements of Executive Officers

We established the AdvanSource 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment. Our contributions are discretionary. We made matching contributions of approximately $8,000 and $8,000 during the fiscal years ended March 31, 2018 and 2017, respectively.

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

During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000. There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2018 and 2017.

15.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and, with the exception of the events disclosed below, we determined that we did not have any other material recognizable subsequent events.

On April 4, 2018, we received a payment of approximately $188,000 from one of our significant customers with whom we have a license and royalty arrangement. This payment represented royalties earned on shipments of medical devices during the period prior to March 31, 2018 to which we were entitled but had not been previously paid. This approximate $188,000 royalty payment, received subsequent to March 31, 2018, was recorded as revenue

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

for the fiscal year ended March 31, 2018 in our statement of operations and as a receivable as of March 31, 2018 in our balance sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2018	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2018	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: July 16, 2018	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: July 16, 2018	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: July 16, 2018	/s/ Mark Tauscher
Mark Tauscher Director