Form 10-Q
period 2018-06-30
AdvanSource Biomaterials Corp
filed 2018-08-14
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2018, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2018	March 31 2018
ASSETS
Current assets:
Cash	$ 124	$ 120
Accounts receivable-trade, net of allowance of $5 as of June 30, 2018 and March 31, 2018	241	202
Accounts receivable-other	167	368
Inventories, net	340	297
Prepaid expenses and other current assets	5	4
Total current assets	877	991
Property, plant and equipment, net	1,834	1,823
Deferred financing costs, net	57	59
Other assets	47	47
Total assets	$ 2,815	$ 2,920
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 562	$ 544
Accrued expenses	245	265
Customer advance	297	295
Related party notes payable	145	145
Deferred revenue	-	13
Total current liabilities	1,249	1,262
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	174	175
Total long-term liabilities	2,160	2,161
Total liabilities	3,409	3,423
Commitments and contingencies (See Note 13 and 14)

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and March 31, 2018	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of June 30, 2018 and March 31, 2018	21	21
Additional paid-in capital	38,404	38,404
Accumulated deficit	(38,989)	(38,898)
	(564)	(473)
Less: treasury stock, 76,692 shares at cost as of June 30, 2018 and March 31, 2018	(30)	(30)
Total stockholders' deficit	(594)	(503)
Total liabilities and stockholders' deficit	$ 2,815	$ 2,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017
Revenues:
Product sales	$ 375	$ 464
License, royalty and development fees	214	213
Total revenues	589	677
Cost of sales	173	209
Gross profit	416	468
Operating expenses:
Research, development and regulatory	88	89
Selling, general and administrative	325	360
Total operating expenses	413	449
Income from operations	3	19
Interest expense	(94)	(100)
Net loss before provision for income taxes	(91)	(81)
Provision for income taxes	-	-
Net loss	$ (91)	$ (81)

Net loss per common share:
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)

Shares used in computing net loss per common share:
Basic	21,491	21,491
Diluted	21,491	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(In thousands)
	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$ (91)	$ (81)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	13	12
Amortization of deferred financing costs	2	2
Changes in assets and liabilities:
Accounts receivable-trade	(39)	(48)
Accounts receivable-other	201	1
Inventories	(43)	(3)
Prepaid expenses and other current assets	(1)	(1)
Accounts payable	18	(86)
Accrued expenses	(21)	(55)
Customer advance	2	590
Deferred revenue	(13)	(13)
Net cash flows provided by operating activities	28	318
Cash flows from investing activities:
Purchase of equipment	(24)	-
Net cash flows used in operating activities	(24)	-
Cash flows from financing activities:
Net cash flows provided by (used in) financing activities	-	-
Net change in cash	4	318
Cash at beginning of period	120	27
Cash at end of period	$ 124	$ 345

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ 93	$ 96

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as amended, as of and for the year ended March 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”).

Additionally, the accompanying unaudited financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2018, we incurred a net loss of approximately $91,000, had positive net cash flows of approximately $28,000 from operations and had a working capital deficit of approximately $372,000. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) certain arrangements entered into during the fiscal year ended March 31, 2018 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase; ii) continued growth of product sales from our current customer base and new customers; and iii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon our evaluation, management believes that we are a going concern.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2018.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In April 2016, the FASB issued “ASU 2016 - 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers.  We have evaluated Topic 606, and its amendments, which is effective for our first quarter ended June 30, 2018, and have determined it will not have a material impact on our revenue recognition policies and on our results of operations, cash flows or financial condition.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

4.

Customer Advances

In April 2017, we received approximately $581,000 from three significant customers as advances against future product sales and inventory purchases. During the three months ended June 30, 2018 and 2017, we shipped and recognized revenue on the sale of product to one of these customers in the amount of $0 and approximately $70,000, respectively. As of June 30, 2018 and March 31, 2018, the outstanding balance, net of revenues previously recognized as revenue, was $297,000 and $295,000, respectively, and is included in Customer Advances in our condensed balance sheet.

5.

Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal year ended March 31, 2018, we repaid $5,000 of principal to Ms. Carroll. As of June 30, 2018 and March 31, 2018, the aggregate principal balance outstanding was $45,000 and $50,000, respectively. During the three months ended June 30, 2018 and 2017, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. As of June 30, 2018 and March 31, 2018 our accrued interest outstanding was $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of June 30, 2018 and March 31, 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended June 30, 2018 and 2017 we recorded interest expense of $3,000 and $3,000, respectively, on the Second Note. As of June 30, 2018 and March 31, 2018, our accrued interest outstanding was $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of June 30, 2018 and March 31, 2018, the principal balance outstanding on the Advance Note was $0.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

common stock registered under the 2003 Plan are 7,000,000 shares. Normally, options granted expire ten years from the grant date.

Activity under the 2003 Plan for the three months ended June 30, 2018 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2018	1,813,750	$ 0.21	3.00	$ -
Granted	-
Exercised
Cancelled or forfeited	(1,000)	$ 0.73	-	$ -
Options outstanding as of June 30, 2018 (unaudited)	1,812,750	$ 0.21	2.75	$ 13
Options exercisable as of June 30, 2018 (unaudited)	1,812,750	$ 0.21	2.75	$ 13
Options vested or expected to vest as of June 30, 2018 (unaudited)	1,812,750	$ 0.21	2.75	$ 13

Our unaudited condensed statements of operations include equity-based compensation expense related to our 2003 Plan for employee and non-employee director awards in the amount of $0 and $0 for the three months ended June 30, 2018 and 2017, respectively. There was no income tax benefit related to these costs. As of June 30, 2018 and March 31, 2018, the total amount of unrecognized equity-based compensation expense was $0 and $0, respectively.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. Under the terms of the 2017 Plan, the exercise price of stock options issued under the 2017 Plan must be equal to the fair market value of the common stock at the date of grant. Options granted expire ten years from the grant date. On August 17, 2017, the board of directors approved the grant of stock options to certain directors, employees and a consultant exercisable into 5,600,000 shares of our common stock (the “2017 Plan Options”). The 2017 Plan Options were immediately vested on the date of grant and exercisable at $0.06 per share, the fair market value on the date of grant. In determining the fair value of the 2017 Stock Options, we utilized the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $0.06; ii) grant date price of our common stock of $0.06; iii) expected term of option of 10 years; iv) expected volatility of our common stock of 100%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of 0.0%. We recorded stock-based compensation of approximately $300,000 on August 17, 2017, the date of grant, and $0 stock-based compensation in each of the three months ended June 30, 2018 and 2017.

7.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2018 (unaudited)	March 31, 2018
Raw materials	$ 218	$ 215
Work in progress	53	64
Finished goods	181	130
	452	409
Less: allowance for obsolete and excess inventory	(112)	(112)
Total inventories, net	$ 340	$ 297

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

8.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2018 (unaudited)	March 31, 2018
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,224
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,751	4,727
Less: accumulated depreciation	(2,917)	(2,904)
	$ 1,834	$ 1,823

For the three months ended June 30, 2018 and 2017, depreciation expense was $13,000 and $12,000, respectively.

9.

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 8,243,250 shares and 3,000,250 shares for the three months ended June 30. 2018 and 2017, respectively.

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

There were no exercises of options or warrants by employees or consultants during the three months ended June 30, 2018 and 2017, respectively.

11.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of June 30, 2018 and March 31, 2018.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of June 30, 2018 and March 31, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

12.

Notes Payable

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal year ended March 31, 2018, we repaid $5,000 of principal to Ms. Carroll. As of June 30, 2018 and March 31, 2018, the aggregate principal balance outstanding was $45,000 and $50,000, respectively. During the three months ended June 30, 2018 and 2017, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. As of June 30, 2018 and March 31, 2018 our accrued interest outstanding was $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of June 30, 2018 and March 31, 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended June 30, 2018 and 2017 we recorded interest expense of $3,000 and $3,000, respectively, on the Second Note. As of June 30, 2018 and March 31, 2018, our accrued interest outstanding was $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provides the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of June 30, 2018 and March 31, 2018, the principal balance outstanding on the Advance Note was $0.

13.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of June 30, 2018. For

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of June 30, 2018 and March 31, 2018, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was $174,000 and $175,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

14.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

15.

Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2018 and 2017, three customers represented approximately 58% of our total revenues and three customer represented approximately 56% of our total revenues, respectively.

As of June 30, 2018, we had accounts receivable-trade, net, of approximately $175,000, or 73%, due from three customers. As of March 31, 2018, we had accounts receivable-trade, net, of approximately $102,000, or 51%, due from three customers.

As of June 30, 2018, we had approximately $167,000 due from two customer related to receivables on royalties, license and annual usage fees. As of March 31, 2018, we had approximately $368,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and the risk factors discussed therein under Part I. Item 1A.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2018. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2018.

Results of Operations

Three Months Ended June 30, 2018 vs. June 30, 2017

Revenues

Total revenues for the three months ended June 30, 2018 were approximately $589,000 as compared with approximately $677,000 for the prior year period, a decrease of approximately $88,000, or 13.0%.

Product sales of our biomaterials for the three months ended June 30, 2018 were approximately $375,000 as compared with approximately $464,000 for the prior year period, a decrease of approximately $89,000, or 19.2%. The decrease is due to anticipated reductions in product sales from one significant customer, which were partially offset by an increase in product sales to other existing and new customers.

License, royalty and development fees for the three months ended June 30, 2018 were approximately $214,000 as compared with approximately $213,000 for the prior year period, an increase of approximately $1,000 or less than 1.0%. The license, royalty and development fees are relatively stable and consistent with the terms of the long-term contracts and arrangements with our two of our significant customers. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2018 was approximately $416,000, or 70.6% of total revenues, compared with approximately $468,000, or 69.1% of total revenues, for the prior year period. Gross profit as a percentage of total revenues for the three months ended June 30, 2018 as compared to the prior year period is primarily unchanged. Although gross profit as a percentage of total revenues remained relatively unchanged, gross profit dollars for the three months ended June 30, 2018 decreased as compared to the prior year period primarily due to favorable purchase variances for certain raw materials in the current quarterly period.

Gross profit on product sales for the three months ended June 30, 2018 was approximately $202,000, or 53.9% of product sales, compared with approximately $255,000, or 55.0% of product sales, for the prior year period. Gross profit as a percentage of total revenues for the three months ended June 30, 2018 as compared to the prior year period is slightly less due to decreased product sales. The decrease in gross profit dollars for the three months ended June 30, 2018 as compared to the prior year period is due both to the decrease in product sales as well as favorable purchase variances for certain raw materials in the current quarterly period.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2018 were approximately $88,000 as compared with approximately $89,000 for the prior year period, a decrease of approximately $1,000 or 1.1%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were approximately $325,000 as compared with approximately $360,000 for the prior year period, a decrease of approximately $35,000, or 9.7%. Selling, general and administrative expenses remains relatively stable and management continues to evaluate costs to ensure cost containment measures remain in place.

Interest Expense

Interest expense for the three months ended June 30, 2018 was approximately $94,000 as compared to approximately $100,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of approximately $124,000. This represents an increase of approximately $4,000 as compared to a cash balance of approximately $120,000 as of March 31, 2018.

During the three months ended June 30, 2018, we had net cash of approximately $28,000 provided by operating activities as compared with net cash of approximately $318,000 provided by operating activities for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Our net cash provided by operating activities decreased by approximately $290,000 as compared to the prior year primarily as a result of (i) the slight increase in our net loss realized during the current period; (ii) a net increase in the buildup of finished goods inventory; and (iii) the effect of the amortization of cash advanced in the comparable prior year period by customers for deferred product sales and raw material inventory purchases. The decrease of our net cash provided by operating activities was offset by  the increase in cash collections on royalties and license fees receivable.

During the three months ended June 30, 2018, we used cash of approximately $24,000 for investing activities in connection with the purchase of production equipment as compared to $0 cash used in investing activities for the comparable prior year period.

During the three months ended June 30, 2018 and 2017, we had no net cash outflows provided by or used in financing activities.

There were no options or warrants exercised during the three months ended June 30, 2018 and 2017, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of June 30, 2018 our cash position and cash flows from our fiscal 2018 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2018, we incurred a net loss of approximately $91,000, had positive net cash flows of approximately $28,000 from operations and had a working capital deficit of approximately $372,000. Management believes that certain arrangements entered into during the fiscal year ended March 31, 2018 with three of our significant customers, which provide for long-term commitments for continued product purchase; and an advance from one customer for future product purchases should alleviate any substantial doubt as to our ability to meet our obligations for the next twelve months as of the date these financial statements are issued. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon an evaluation, management believes that we are a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2018, the Company’s chief executive officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018.

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

Dated: August 14, 2018