Form 10-Q
period 2018-12-31
AdvanSource Biomaterials Corp
filed 2019-02-19
CIK 1011060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 19, 2019, there were 21,490,621 shares of the registrant’s Common Stock outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AdvanSource Biomaterials Corporation
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2018 (Unaudited)	March 31, 2018
ASSETS
Current assets:
Cash	$ 93	$ 120
Accounts receivable-trade, net of allowance of $5 as of December 31, 2018 and March 31, 2018	436	202
Accounts receivable-other	241	368
Inventories, net	242	297
Prepaid expenses and other current assets	4	4
Total current assets	1,016	991
Property, plant and equipment, net	1,805	1,823
Deferred financing costs, net	54	59
Other assets	47	47
Total assets	$ 2,922	$ 2,920
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 535	$ 544
Accrued expenses	237	265
Customer advance	243	295
Related party notes payable	140	145
Deferred revenue	25	13
Total current liabilities	1,180	1,262
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	172	175
Total long-term liabilities	2,158	2,161
Total liabilities	3,338	3,423
Commitments and contingencies (See Note 13 and 14)

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and March 31, 2018	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of December 31, 2018 and March 31, 2018	21	21
Additional paid-in capital	38,423	38,404
Accumulated deficit	(38,830)	(38,898)
	(386)	(473)
Less: treasury stock, 76,692 shares at cost as of December 31, 2018 and March 31, 2018	(30)	(30)
Total stockholders' deficit	(416)	(503)
Total liabilities and stockholders' deficit	$ 2,922	$ 2,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Product sales	$ 608	$ 397	$ 1,564	$ 1,343
License, royalty and development fees	281	213	708	645
Total revenues	889	610	2,272	1,988
Cost of sales	259	178	670	603
Gross profit	630	432	1,602	1,385
Operating expenses:
Research, development and regulatory	77	87	253	284
Selling, general and administrative	325	295	999	1,272
Total operating expenses	402	382	1,252	1,556
Income (loss) from operations	228	50	350	(171)
Interest expense	(94)	(94)	(282)	(289)
Income (loss) before income taxes	134	(44)	68	(460)
Provision for income taxes	-	-	-	-
Net income (loss)	$ 134	$ (44)	$ 68	$ (460)

Net income (loss) per common share:
Basic	$ 0.01	$ (0.00)	$ 0.00	$ (0.02)
Diluted	$ 0.01	$ (0.00)	$ 0.00	$ (0.02)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491	21,491	21,491
Diluted	22,711	21,491	22,627	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

AdvanSource Biomaterials Corporation
Condensed Statements of Cash Flows
(In thousands)
	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$ 68	$ (460)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	43	38
Amortization of deferred financing costs	5	5
Stock-based compensation	19	300
Changes in assets and liabilities:
Accounts receivable-trade	(234)	(21)
Accounts receivable-other	127	(90)
Inventories	55	(115)
Prepaid expenses and other current assets	-	1
Accounts payable	(9)	24
Accrued expenses	(32)	25
Customer advance	(52)	326
Deferred revenue	12	12
Net cash flows provided by operating activities	2	45
Cash flows from investing activities:
Purchase of equipment	(24)	(10)
Net cash flows used in operating activities	(24)	(10)
Cash flows from financing activities:
Repayment of related party promissory note	(5)	(5)
Net cash flows used in financing activities	(5)	(5)
Net change in cash	(27)	30
Cash at beginning of period	120	27
Cash at end of period	$ 93	$ 57

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -
Interest paid	$ 280	$ 279

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended December 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as amended, as of and for the year ended March 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”).

Additionally, the accompanying unaudited financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2018, we recognized net income of approximately $68,000, had positive net cash flows of approximately $2,000 from operating activities and had a working capital deficit of approximately $164,000. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) certain arrangements entered into during the fiscal year ended March 31, 2018 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase; ii) continued growth of product sales from our current customer base and new customers; and iii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon our evaluation, management believes that we are a going concern.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Revenue Recognition

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income (loss) for the three and nine months ended December 31, 2018.

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

4.

Customer Advances

In April 2017, we received approximately $581,000 from three significant customers as advances against future product sales and inventory purchases. During the three months and nine months ended December 31, 2018, we shipped and recognized revenue on the sale of product to this customer in the approximate amount of $0 and $33,000, respectively. During the three months and nine months ended December 31, 2017, we shipped and recognized revenue on the sale of product to this customer in the approximate amount of $97,000 and $248,000, respectively.

During the nine months ended December 31, 2017, we received approximately $$660,000 and $145,000 from two customers which cash was retained by us in order to purchase certain raw material inventory on their behalf. We purchased raw materials on behalf of these two customers resulting in an available balance of approximately $243,000 as of December 31, 2018 and March 31, 2018, which is included in Customer Advances in our balance sheet.

5.

Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the three months ended December 31, 2018 and the fiscal year ended March 31, 2018, we repaid $5,000 and $5,000, respectively, of principal to Ms. Carroll. As of December 31, 2018 and March 31, 2018, the aggregate principal balance outstanding was $40,000 and $45,000, respectively. During the three months ended December 31, 2018 and 2017, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. During the nine months ended December 31, 2018 and 2017, we recorded interest expense of approximately $3,000 and $3,000, respectively, on the Notes. As of December 31, 2018 and March 31, 2018, we recorded interest payable of $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of December 31, 2018 and March 31, 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended December 31, 2018 and 2017 we recorded interest expense of $3,000 and $3,000, respectively, on the Second Note. During the nine months ended December 31, 2018 and 2017 we recorded interest expense of $9,000 and $9,000, respectively, on the Second Note. As of December 31, 2018 and March 31, 2018, we recorded interest payable of $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provided the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of December 31, 2018 and March 31, 2018, the principal balance outstanding on the Advance Note was $0.

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

Activity under the 2003 Plan for the nine months ended December 31, 2018 is as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2018	1,813,750	$ 0.21	3.00	$ -
Granted	-
Exercised
Cancelled or forfeited	(25,000)	$ 0.42	-	$ -
Options outstanding as of December 31, 2018 (unaudited)	1,788,750	$ 0.20	2.28	$ -
Options exercisable as of December 31, 2018 (unaudited)	1,788,750	$ 0.20	2.28	$ -
Options vested or expected to vest as of December 31, 2018 (unaudited)	1,788,750	$ 0.20	2.28	$ -

Our unaudited condensed statements of operations include no equity-based compensation expense related to our 2003 Plan for employee and non-employee director awards for the three and nine months ended December 31, 2018

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

and 2017, respectively, as all of the stock options pursuant to the 2003 Plan are fully vested and there remains no further unrecognized equity-based compensation costs.

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

We recorded stock-based compensation of $0 and approximately $19,000 during the three and nine months ended December 31, 2018, respectively. We recorded stock-based compensation of $0 and approximately $300,000 during the three and nine months ended December 31, 2017, respectively.

7.

Inventories

Inventories, net, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	December 31, 2018 (unaudited)	March 31, 2018
Raw materials	$ 182	$ 215
Work in progress	43	64
Finished goods	129	130
	354	409
Less: allowance for obsolete and excess inventory	(112)	(112)
Total inventories, net	$ 242	$ 297

8.

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2018 (unaudited)	March 31, 2018
Land	$ 500	$ 500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,224
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,751	4,727
Less: accumulated depreciation	(2,946)	(2,904)
	$ 1,805	$ 1,823

For the three months ended December 31, 2018 and 2017, depreciation expense was approximately $14,000 and $13,000, respectively. For the nine months ended December 31, 2018 and 2017, depreciation expense was approximately $43,000 and $38,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

9.

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were included in the diluted income per share calculations for the three and nine months ended December 31, 2018 were 1,220,008 shares and 1,137,025 shares, respectively. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 8,250,250 shares for the each of the three and nine months ended December 31, 2017.

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

There were no exercises of options or warrants by employees or consultants during the nine months ended December 31, 2018 and 2017, respectively.

11.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods. We have no significant deferred tax liabilities as of December 31, 2018 and March 31, 2018.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of December 31, 2018 and March 31, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

DECEMBER 31, 2018

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

12.

Notes Payable

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal year ended March 31, 2018, we repaid $5,000 of principal to Ms. Carroll. As of December 31, 2018 and March 31, 2018, the aggregate principal balance outstanding was $45,000 and $50,000, respectively. During the three months ended December 31, 2018 and 2017, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. During the nine months ended December 31, 2018 and 2017, we recorded interest expense of approximately $3,000 and $3,000, respectively, on the Notes. As of December 31, 2018 and March 31, 2018, we recorded interest payable of $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of December 31, 2018 and March 31, 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended December 31, 2018 and 2017 we recorded interest expense of $3,000 and $3,000, respectively, on the Second Note. During the nine months ended December 31, 2018 and 2017 we recorded interest expense of $9,000 and $9,000, respectively, on the Second Note. As of December 31, 2018 and March 31, 2018, we recorded interest payable of $0 and $0, respectively.

On April 3, 2017, Michael Adams, our CEO and President, advanced and committed to us $20,000 pursuant to a promissory note, as amended (the “Advance Note”). The Advance Note provided the availability of up to $20,000 at the sole discretion of Mr. Adams through April 2, 2018, bears interest at the rate of 10% per annum, and provides for a $2,000 commitment fee and guaranteed interest of $2,000 payable upon execution of the Advance Note. On April 19, 2017 we paid the commitment fee and guaranteed interest of $2,000 and $2,000, respectively. Additionally, on April 19, 2017 we paid down the $20,000 advance. As of December 31, 2018 and March 31, 2018, the principal balance outstanding on the Advance Note was $0.

13.

Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of December 31, 2018. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of December 31, 2018 and March 31, 2018, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was approximately $172,000 and $175,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

14.

Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

15.

Concentrations of Credit Risk and Major Customers

For the three months ended December 31, 2018 and 2017, three customers represented approximately 66% of our total revenues and four customers represented approximately 61% of our total revenues, respectively.

For the nine months ended December 31, 2018 and 2017, three customers represented approximately 53% of our total revenues and four customers represented approximately 65% of our total revenues, respectively.

As of December 31, 2018, we had accounts receivable-trade, net, of approximately $290,000, or 66%, due from two customers. As of March 31, 2018, we had accounts receivable-trade, net, of approximately $102,000, or 51%, due from three customers.

As of December 31, 2018, we had approximately $241,000 due from two customer related to receivables on royalties, license and annual usage fees. As of March 31, 2018, we had approximately $368,000 due from two customers related to receivables on royalties, license and annual usage fees. These amounts are classified as accounts receivable-other in the accompanying condensed balance sheets.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2018. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2018.

Results of Operations

Three Months Ended December 31, 2018 vs. December 31, 2017

Revenues

Total revenues for the three months ended December 31, 2018 were approximately $889,000 as compared with approximately $610,000 for the prior year period, an increase of approximately $279,000, or 45.7%.

Product sales of our biomaterials for the three months ended December 31, 2018 were approximately $608,000 as compared with approximately $397,000 for the prior year period, an increase of approximately $211,000, or 53.1%. The increase is due to continued demand from certain key existing customers and continued penetration of the market resulting in an expanding customer base.

License, royalty and development fees for the three months ended December 31, 2018 were approximately $281,000 as compared with approximately $213,000 for the prior year period, an increase of approximately $68,000 or 31.9%. Although the license, royalty and development fees are relatively stable and consistent pursuant to the terms of the long-term contracts and arrangements with two of our significant customers, our royalty revenues are benefiting from increased sales of our customers’ products, which products incorporate our technology and polymers. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended December 31, 2018 was approximately $630,000, or 70.9% of total revenues, compared with approximately $432,000, or 70.8% of total revenues, for the prior year period. Gross profit as a percentage of total revenues for the three months ended December 31, 2018 as compared to the prior year period is relatively unchanged. Although gross profit as a percentage of total revenues remained relatively unchanged, gross profit dollars for the three months ended December 31, 2018 increased as compared to the prior year period primarily due to increased product sales.

Gross profit on product sales for the three months ended December 31, 2018 was approximately $349,000, or 57.4% of product sales, compared with approximately $219,000, or 55.2% of product sales, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the three months ended December 31, 2018 as compared to the prior year period increased primarily due to increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended December 31, 2018 were approximately $77,000 as compared with approximately $87,000 for the prior year period, a decrease of approximately $10,000 or 11.5%. The decrease in research and development expense is primarily a result of decreased operating costs for materials and supplies. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2018 were approximately $325,000 as compared with approximately $295,000 for the prior year period, an increase of approximately $30,000, or 10.2%. The increase in selling, general and administrative expenses is primarily a result of certain consulting fees.

Interest Expense

Interest expense for the three months ended December 31, 2018 was approximately $94,000 as compared to approximately $94,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Nine Months Ended December 31, 2018 vs. December 31, 2017

Revenues

Total revenues for the nine months ended December 31, 2018 were approximately $2,272,000 as compared with approximately $1,988,000 for the prior year period, an increase of approximately $284,000, or less than 14.3%.

Product sales of our biomaterials for the nine months ended December 31, 2018 were approximately $1,564,000 as compared with approximately $1,343,000 for the prior year period, an increase of approximately $221,000, or 16.5%. The increase is due to continued demand from certain key existing customers and continued penetration of the market resulting in an expanding customer base.

License, royalty and development fees for the nine months ended December 31, 2018 were approximately $708,000 as compared with approximately $645,000 for the prior year period, an increase of approximately $63,000 or 9.8%. Although the license, royalty and development fees are relatively stable and consistent pursuant to the terms of the long-term contracts and arrangements with two of our significant customers, our royalty revenues are benefiting from increased sales of our customers’ products, which products incorporate our technology and polymers. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the nine months ended December 31, 2018 was approximately $1,602,000, or 70.5% of total revenues, compared with approximately $1,385,000, or 69.7% of total revenues, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the nine months ended December 31, 2018 as compared to the prior year period is relatively unchanged.

Gross profit on product sales for the nine months ended December 31, 2018 was approximately $894,000, or 57.2% of product sales, compared with approximately $740,000, or 55.1% of product sales, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the nine months ended December 31, 2018 as compared to the prior year period increased due to increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the nine months ended December 31, 2018 were approximately $253,000 as compared with approximately $284,000 for the prior year period, a decrease of approximately $31,000 or 10.9%. The decrease in research and development expense is primarily a result of decreased operating costs for materials and supplies, as well as decreased research consulting fees, during the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2018. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2018 were approximately $999,000 as compared with approximately $1,272,000 for the prior year period, a decrease of approximately $273,000, or 21.5%. The decrease in selling, general and administrative expenses is primarily a result of stock-based compensation of approximately $284,000 recorded during the nine months ended December 31, 2017 as compared to $0 for the nine months ended December 31, 2018.

Interest Expense

Interest expense for the six months ended September 30, 2018 was approximately $282,000 as compared to approximately $289,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of approximately $93,000 as compared to a cash balance of approximately $120,000 as of March 31, 2018.

During the nine months ended December 31, 2018, we had net cash of approximately $2,000 provided by operating activities as compared with net cash of approximately $45,000 provided by operating activities for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products, customer advances and fees earned on license, royalty and development agreements. Our net cash provided by operating activities during the nine months ended December 31, 2018 decreased primarily as a result of a $234,000 increase in accounts receivable generated from product sales, which was partially offset by increased collections of $127,000 on royalties and exclusivity fees. During the nine months ended December 31, 2017, we experienced slightly greater cash provided by operations primarily as a result of significant customer advances and the benefit of the stock-based compensation which offset the approximate $460,000 net loss and increase in inventory of approximately $115,000 to meet production orders..

During the nine months ended December 31, 2018, we used cash of approximately $24,000 for investing activities in connection with the purchase of production equipment as compared to cash of approximately$10,000 used for the purchase of laboratory equipment in the comparable prior year period.

During the nine months ended December 31, 2018 and 2017, we used cash of $5,000 in each of these nine month periods for financing activities to repay a portion of a related party note.

There were no options or warrants exercised during the nine months ended December 31, 2018 and 2017, respectively. The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of December 31, 2018 our cash position and cash flows from our fiscal 2018 operations will be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2018, we recognized net income of approximately $68,000, had positive net cash flows of approximately $2,000 from operations and had a working capital deficit of approximately $164,000. Management believes that certain arrangements entered into during the fiscal year ended March 31, 2018 with three of our significant customers, which provided for long-term commitments for continued product purchase; and an advance from one customer for future product purchases should alleviate any substantial doubt as to our ability to meet our obligations for the next twelve months as of the date these financial statements are issued. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon an evaluation, management believes that we are a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of December 31, 2018 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

Item 1A.

Risk Factors

Not Applicable.

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

Dated: February 19, 2019