Form 10-K
period 2019-03-31
AdvanSource Biomaterials Corp
filed 2019-08-22
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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

Indicate by check mark whether the registrant is an emerging growth company  ❑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ❑  No ☒

As of August 22, 2019, 21,490,621 shares of the registrant’s Common Stock were outstanding. As of September 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $1,651,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ADVANSOURCE BIOMATERIALS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2019

PART I

Item 1.Business

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

We have been provided exclusive and non-exclusive perpetual, world-wide, royalty-free license and sublicense rights for the use of polyurethane patents and related technology for the development, manufacture and sale of implantable medical devices and biodurable polymer material. As a result, we are able to enter into license and royalty arrangements for the exclusive use of our customized polymers. During the years ended March 31, 2019 and 2018, we generated revenues from license and royalty fees of approximately $938,000 and $1,059,000, respectively.

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

We perform ongoing credit evaluations and maintain allowances for potential credit losses. As of March 31, 2019, we had accounts receivable-trade of approximately $61,000, or 13%, due from one customer. As of March 31, 2018, we had accounts receivable-trade of approximately $102,000, or 51%, due from three customers.

As of March 31, 2019, we had approximately $185,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2018, we had approximately $368,000 due from two customers related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

We do not have any facilities, property or other assets located in any geographic area other than the United States of America.

Contracts and Material Relationships

In the normal course of business, we have entered and will continue to enter into licensing, royalty and related agreements. In addition, we have certain customers that represent a significant component of our revenue. For the year ended March 31, 2019, two customers represented approximately 24% and 11% of revenues, respectively. For the year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10%, respectively, of our revenues.

Revenues

Our total revenues were approximately $3,346,000 and $2,918,000 for the years ended March 31, 2019 and 2018, respectively.

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

Research and Development, Regulatory and Engineering

Our development decisions are based on: (i) development costs, (ii) product need, (iii) third-party interest, (iv) funding availability, and (v) regulatory considerations. Research, development and regulatory expenditures for the years ended March 31, 2019 and 2018 were approximately $345,000 and $375,000, respectively, and consisted primarily of salaries and related costs (approximately 72% and 69% of research and development expenses in fiscal 2019 and 2018, respectively), and are expensed as incurred.

Government Regulation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.

Backlog

Our backlog in the ordinary course of business for biomaterial products is approximately $365,000 at March 31, 2019.

Environmental Compliance

Our direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of March 31, 2019, we had 11 full-time employees at our leased facility in Wilmington, Massachusetts in the following positions: (i) five in production, (ii) two in research and development, (iii) two in sales and marketing, and (iv) two in administration.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 1A.Risk Factors

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

Our total revenues were approximately $3,346,000 and $2,918,000 for the years ended March 31, 2019 and 2018, respectively. We had net income of $334,000 and net loss of approximately $202,000 for the fiscal years ended March 31, 2019 and 2018, respectively. There is a risk that we will never be profitable. Our ability to generate enough revenues to achieve profits will depend on a variety of factors, many of which are outside our control, including:

•size of market;

•competition and other solutions;

•extent of patent and intellectual property protection afforded to our products;

•demand for our advanced biomaterials by existing and potential developers of medical devices and both the time for development of devices by medical device developers and their success in obtaining regulatory approvals and commercialization of medical devices which incorporate our advanced biomaterials;

•cost and availability of raw material and intermediate component supplies;

•changes in governmental (including foreign governmental) initiatives and requirements;

•changes in domestic and foreign regulatory requirements;

•costs associated with equipment development, repair and maintenance; and

•our ability to manufacture and deliver products at prices that exceed our costs.

Our operating results fluctuate significantly from period-to-period and may not be indicative of future results.

Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control, including:

•changing demand for our products and services;

•the timing of actual customer orders and requests for product shipment and the accuracy of our customers’ forecasts of future production requirements;

•the reduction, rescheduling or cancellation of product orders and development and design services requested by customers;

•difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•the introduction and market acceptance of our customers’ new products and changes in demand for our customers’ existing products;

•changes in the relative portion of our revenue represented by our various products, services and customers, including the relative mix of our business across our target markets;

•changes in competitive or economic conditions generally or in our customers’ markets;

•competitive pressures on selling prices;

•the amount and timing of costs associated with product warranties and returns;

•changes in availability or costs of raw materials or supplies;

•fluctuations in manufacturing yields and yield losses and availability of production capacity;

•changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•the amount and timing of investments in research and development; and

•pressure on our selling prices as a result of healthcare industry cost containment measures.

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

Business conditions in the medical device industry have rapidly changed between periods of strong and weak demand. The industry is characterized by:

•periods of overcapacity and production shortages;

•cyclical demand for products;

•changes in product mix in response to changes in demand of products;

•variations in manufacturing costs and yields;

•rapid technological change and the introduction of new products by customers;

•price erosion; and

•expenditures for product development.

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

In order to be commercially viable, our customers and potential customers must successfully research, develop, obtain regulatory approval, manufacture, market and distribute their medical devices. For each medical device incorporating our advanced biomaterials, our customers and potential customers must successfully meet a number of critical developmental milestones, including:

•demonstrate benefit from the use of their medical devices in various contexts;

•demonstrate through pre-clinical and clinical trials that their medical devices are safe and effective; and

•establish a viable good manufacturing practice capable of potential scale up.

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

The medical device market for our products is characterized by:

•changing technologies;

•changing customer needs;

•frequent new product introductions and enhancements;

•increased integration with other functions; and

•product obsolescence.

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

A limited number of customers have, historically, accounted for a significant portion of our revenues. For the fiscal year ended March 31, 2019, two customers represented approximately 24% and 11% of revenues, respectively. For the fiscal year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10%, respectively, of our revenues. Although we are working to expand our customer base, the medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical, interventional and cardiovascular markets that are targeted by our disposable medical device and contract manufacturing operations. Accordingly, our revenue and profitability are dependent on our relationships with a limited number of large medical device companies, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from our existing significant customers. In addition, we cannot assure you that revenues from our customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. Although management has concluded that our internal control over financial reporting was effective as of March 31, 2019, there is a risk that that we may identify previously unknown deficiencies or weaknesses in our internal controls. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Under current rules, we are required to report on the effectiveness of our internal controls for the year ended March 31, 2019.

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

Risks Related to Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. During the fiscal year ended March 31, 2019, our stock price ranged from $0.03 to $0.11. The future market price of our common stock may also fluctuate significantly due to:

•variations in our actual or expected quarterly operating results;

•announcements or introductions of new products;

•technological innovations by our competitors or development setbacks by us;

•the commencement or adverse outcome of litigation;

•changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•announcements of acquisition or acquisition transactions; or

•general economic and market conditions.

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2019, there were 21,567,313 shares of common stock issued and 21,490,621 shares of common stock outstanding. As of March 31, 2019, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010. The total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options and warrants. As of March 31, 2019, we had outstanding stock options and warrants to purchase 9,169,250 shares of our common stock, the exercise price of which range between $0.03 per share to $0.31 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options, warrants or additional investment rights are exercised; the holders of our common stock will experience further dilution. Stockholders will also experience dilution upon the exercise of options granted under our stock option plans. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities investors will experience additional dilution. No stock options or warrants were exercised during the fiscal year ended March 31, 2019.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our corporate headquarters, polymer development and manufacturing operations, are located in an approximate 26,000 square foot building, which we lease at 229 Andover Street, Wilmington, MA.

Item 3.Legal Proceedings

We are not a party to any legal proceedings other than ordinary routine litigation incidental to our business which we believe will not have a material affect on our financial position or results of operations.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” The following table sets forth the high and low sales prices of the common stock for each of the last two fiscal years, as reported on the OTCQB tier of The OTC Markets:

	Fiscal Year 2019
	High	Low
4th Quarter	$0.11	$0.05
3rd Quarter	0.09	0.05
2nd Quarter	0.10	0.04
1st Quarter	0.08	0.03

	Fiscal Year 2018
	High	Low
4th Quarter	$0.060	0.035
3rd Quarter	0.010	0.035
2nd Quarter	0.010	0.046
1st Quarter	0.060	0.038

As of August 12, 2019, there were approximately 318 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on August 12, 2019, was $0.078 per share. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2019 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	1,788,750	(1)	$0.024	m-
Equity compensation plans approved by board of directors	6,550,000	(2)	0.058	450,000
	8,338,750			450,000

_______________

(1)This total includes shares to be issued upon exercise of outstanding options under the AdvanSource 2003 Stock Option Plan (the “2003 Plan”) that has been approved by our stockholders. There were no stock options exercised under the 2003 Plan for the fiscal years ended March 31, 2019 and 2018. As of March 31, 2019 and 2018, there were no shares remaining to be granted under the 2003 Plan.

(2)This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were no stock options exercised under the 2017 Plan for the fiscal year ended March 31, 2019. As of March 31, 2019, there were 450,000 shares remaining to be granted under the 2017 Plan.

Recent Sales of Unregistered Securities

None.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock.  Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2019 and 2018. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Item 6.Selected Financial Data

Not Applicable.

Item 7.Management’s Discussion and Analysis or Plan of Operation

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2019” or our “2019 fiscal year” refer to the fiscal year ended March 31, 2019.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies are as follows:

•Revenue Recognition.  We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the year ended March 31, 2019.

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

•Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable.

•Inventory Valuation.  We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

•Long-Lived Assets. We evaluate our long-lived assets, which includes property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals. As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2019 and 2018 and determined that there existed no impairment of our long-lived assets.

•Stock-Based Compensation.  We make certain assumptions in order to value our stock-based compensation. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options we use the

Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•the stock option exercise price;

•the expected term of the option;

•the grant date price of our common stock, which is issuable upon exercise of the option;

•the expected volatility of our common stock;

•the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•the risk free interest rate for the expected option term.

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

Changes in the inputs and assumptions, as described above, can materially affect the estimated fair value of our share-based awards. We anticipate the amount of stock-based compensation to increase in the future as additional options are granted. As of March 31, 2019, there was $0 of unrecognized compensation cost related to stock option awards.

Results of Operations

Fiscal Year Ended March 31, 2019 vs. March 31, 2018

Revenues

Total revenues for the fiscal year ended March 31, 2019 were approximately $3,346,000 as compared with approximately $2,918,000 for the comparable prior year period, an increase of approximately $428,000, or 14.7%.

Product sales of our biomaterials for the fiscal year ended March 31, 2019 were approximately $2,408,000 as compared with approximately $1,859,000 for the comparable prior year period, an increase of approximately $549,000, or 29.5%. The increase is due to increased product sales to new and existing customers, with continuing purchases from our three largest customers. Although we anticipate continuing purchases from our significant customers, in addition to continuing product sales to other existing and new customers, there can be no assurances that product sales will improve over those realized during the fiscal year ended March 31, 2019.

License, royalty and development fees for the fiscal year ended March 31, 2019 were approximately $938,000 as compared with approximately $1,059,000 for the comparable prior year period, a decrease of approximately $121,000 or 11.4%. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials. We have two customers that represent approximately 93% of our license and royalty fees in the aggregate. The decrease in our license and royalty fees is primarily a result of a one-time payment received from one of our significant customers of approximately $188,000 for revenues earned during the fiscal year ended March 31, 2018. The decrease during the fiscal year ended March 31, 2019 was offset by normal contractual increases from our other major licensing customer.

For the fiscal year ended March 31, 2019, two customers represented approximately 24% and 11% of revenues, respectively. For the fiscal year ended March 31, 2018, four customers represented approximately 34%, 11%, 11% and 10%, respectively, of our revenues.

Gross Profit

Gross profit on total revenues for the fiscal year ended March 31, 2019 was approximately $2,469,000, or 73.8% of total revenues, compared with approximately $2,119,000, or 72.6% of total revenues, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is primarily due to the increase in product sales.

Gross profit on product sales for the fiscal year ended March 31, 2019 was approximately $1,531,000, or 63.6% of product sales, compared with approximately $1,060,000, or 57.0% of product sales, for the comparable prior year period. The increase in gross profit dollars and gross profit as a percentage of total revenues is due to the increase in product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the fiscal year ended March 31, 2019 were approximately $345,000 as compared with approximately $375,000 for the comparable prior year period, a decrease of approximately $30,000 or 8.0%. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consisted primarily of the salaries of full time employees and related expenses, outside services and operating supplies in support of new product development activities. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended March 31, 2019 were approximately $1,373,000 as compared with approximately $1,563,000 for the comparable prior year period, a decrease of approximately $190,000 or 12.2%. The decrease is primarily due to stock-based compensation costs incurred during the fiscal year ended March 31, 2018 in connection with the granting of non-qualified stock options to two employees, a consultant and the members of the board of directors.

Interest Expense

Interest expense for the fiscal year ended March 31, 2019 was approximately $417,000 as compared to approximately $383,000 for the comparable prior year period. During the fiscal years ended March 31, 2019 and 2018, interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of approximately $172,000, an increase of approximately $52,000 when compared with a balance of approximately $120,000 as of March 31, 2018.

During the fiscal year ended March 31, 2019, we had net cash of $81,000 provided by operating activities as compared with net cash of $108,000 provided by operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees; facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flows from operating activities have consisted primarily of payments received from customers on the sale of polymer products and fees earned on license, royalty and development agreements. Net cash flows provided by operating activities decreased by approximately $27,000, as compared to the comparable prior year period, primarily due to i) increase in accounts receivable from product sales; (ii) decrease in accounts payable; and (iii) decrease in customer advances. The cash used in operating activities was offset by (i) the net income realized during the current period; and (ii) an increase in collection of fees from royalties and licenses.

During the fiscal year ended March 31, 2019, we had net cash of $24,000 used in investing activities for the purchase of production equipment as compared to net cash of $10,000 used during the fiscal year ended March 31, 2018 for the purchase of laboratory equipment.

During the year ended March 31, 2019 and 2018, we had net cash of $5,000 and $5,000 used in financing activities due to the repayments of a portion of our related party promissory note entered into with our executive vice president.

There were no options or warrants exercised during the fiscal years ended March 31, 2019 and 2018.

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2019. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

The ability to attract additional capital investments in the future will depend on many factors, including the availability of credit, rate of revenue growth, the expansion of selling and marketing and research and development activities, and the timing of new product introductions and enhancements to existing products. We believe that as of

March 31, 2019 our cash position and anticipated cash flows from our fiscal 2020 operations should be sufficient to fund our working capital and research and development activities for at least the next twelve months.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2019, we reported net income of approximately $334,000, positive cash flows from operations of approximately $81,000 and working capital of approximately $118,000.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) certain arrangements entered into during the physical year ended March 31, 2019 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase; ii) continued growth of product sales from our current customer base and new customers; and iii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K:

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2019 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended March 31, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

AdvanSource Biomaterials Corporation (“AdvanSource”) is currently comprised of four directors. Our directors and named executive officer, their ages and positions, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of July 31, 2019.

Name	Age	Position
Michael F. Adams	62	Director, President and Chief Executive Officer
Khristine L. Carroll	46	Senior Vice President – Commercial Operations
William J. O'Neill, Jr.	77	Director, Chairman of the Board
Michael L. Barretti	74	Director
Mark R. Tauscher	67	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2019.

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

The Board has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve in our best interests and those of our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, include that:

•the principal responsibility of the directors is to oversee our management;

•a majority of the members of the Board shall be independent directors;

•the non-management directors meet regularly in executive session; and

•directors have full and free access to management and, as necessary and appropriate, independent advisors.

Committees of the Board of Directors

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has designated, from among its members, Mr. William J. O’Neill, Jr. as the member of the Audit Committee. The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:

•appointing, approving the compensation of, and assessing the independence of our independent auditors;

•overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•coordinating the Board of Director’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics;

•establishing procedures for the receipt and retention of accounting related complaints and concerns;

•meeting independently with our internal accounting staff, independent auditors and management; and

•preparing the audit committee report required by SEC rules.

The Board of Directors has determined that Mr. O’Neill is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

During the fiscal year ended March 31, 2019, the Audit Committee met four (4) times. The responsibilities of the Audit Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investor Relations – Corporate Governance” section.

Compensation Committee

The Compensation Committee consists of Mr. Michael L. Barretti. The Compensation Committee is responsible for implementing our compensation philosophies and objectives, establishing remuneration levels for our executive officers and implementing our incentive programs, including our equity compensation plans. The Board of Directors has determined that Mr. Barretti is a “Non-Employee” director as defined in Rule 16b-3 of the Exchange Act, and an “Outside” director as defined in Section 162(m) of the Internal Revenue Code, as amended. The Compensation Committee met once during fiscal 2019.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Mr. Mark R. Tauscher. The Nominating/Corporate Governance Committee’s responsibilities include identifying individuals qualified to become Board members; recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and reviewing and making recommendations to the Board with respect to management succession planning. The Nominating/Corporate Governance Committee did not meet independently during the fiscal year ended March 31, 2019. The responsibilities of the Nominating/Corporate Governance Committee are set forth in its written charter, which is posted on our website at www.advbiomaterials.com under the “Investors – Corporate Governance” section.

Item 11.Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2019 and 2018 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Michael F. Adams President & Chief Executive Officer	2019	$320,000	(3)	$-	$-	$16,000	(4)	$336,000
	2018	320,000		-	134,000	16,000	(4)	470,000

Khristine L. Carroll Executive Vice President – Commercial Operations	2019	$207,000		$-	$-	$19,000	(5)	$226,000
	2018	207,000		-	27,000	19,000	(5)	253,000

(1)The amount reported in this column for the named executive officers represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.

(2)All other compensation includes, but is not limited to, premiums paid by us for medical, dental, disability and group term life insurance for the named executive officer and former named executive officer.

(3)Salary for Mr. Adams includes approximately $106,000 earned but unpaid salary for the fiscal year ended March 31, 2018.

(4)All other compensation of Mr. Adams is composed of approximately i) $13,000 and $13,000 for premiums paid by us for medical and dental insurance, and ii) $3,000 and $3,000 in premiums paid by us for disability and life insurance during the fiscal years ended March 31, 2019 and 2018, respectively.

(5)All other compensation of Ms. Carroll is composed of approximately i) $13,000 and $13,000 for premiums paid by us for medical and dental insurance, ii) $3,000 and $3,000 in premiums paid by us for disability and life insurance and iii) $3,000 and $3,000 for 401k matching contributions during the fiscal years ended March 31, 2019 and 2018, respectively.

Employment Agreements; Change in Control and Severance Provisions

Terms of Employment Agreement with Chief Executive Officer

We entered into an employment agreement with Michael F. Adams on September 13, 2006, effective August 7, 2006 (the “Adams Agreement”).

The Adams Agreement provides for Mr. Adams to serve as our President & Chief Executive Officer. Pursuant to the terms of the Adams Agreement, as amended on July 10, 2007, Mr. Adams’ annual base salary was initially set at $290,000, effective April 1, 2007. The Adams Agreement provides for Mr. Adams’ salary to be reviewed annually by the Board. Additionally, Mr. Adams may also be entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board. In May 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000, retroactive to April 1, 2010. There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2019 and 2018.

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

Cause.  “Cause” shall mean any of the following:

•misconduct of the chief executive officer during the course of his employment which is materially injurious to the Company and which is brought to the attention of the chief executive officer promptly after discovery by the Company, including but not limited to, theft or embezzlement from the Company, the intentional provision of services to competitors of the Company, or improper disclosure of proprietary information, but not including any act or failure to act by the chief executive officer that he believed in good faith to be proper conduct not adverse to his duties hereunder;

•willful disregard or neglect by the chief executive officer of his duties or of the Company’s interests that continues after being brought to the attention of the chief executive officer;

•unavailability, except as provided for in Section 3.5 of the Employment Agreement (Disability or Death), of the chief executive officer to substantially perform the duties provided for herein;

•conviction of a fraud or felony or any criminal offense involving dishonesty, breach of trust or moral turpitude during the chief executive officer’s employment;

•the chief executive officer’s breach of any of the material terms of the Employment Agreement (including the failure of the chief executive officer to discharge his duties in a highly competent manner) or any other agreements executed in connection with the Employment Agreement.

Potential Payments Upon Termination or Change in Control

The following table describes the estimated incremental compensation upon (i) termination by us of the Chief Executive Officer without Cause, (ii) termination for Good Reason by the Chief Executive Officer following a Change in Control, or (iii) failure by us to renew the Employment Agreement within two years following the occurrence of a Change in Control. The estimated incremental compensation assumes the triggering event had occurred on March 31, 2019. Benefits generally available to all employees are not included in the table.  The actual amount of compensation can only be determined at the time of termination or change in control.  No other named executive officer in fiscal 2019 is entitled to receive any payments upon termination or a change of control.

Named Executive Officer	Salary ($)		COBRA Premiums (2)	Life Insurance Premiums (3)	Other
Michael F. Adams	$640,000	(1)	$-	$1,000	$-

(1)Lump-sum payment equal to 2.0 times Mr. Adams’ base salary of $320,000 per annum, the base salary then in effect as of March 31, 2019.

(2)Represents estimated out-of-pocket COBRA health insurance premium expenses incurred by the Chief Executive Officer over the six-month period following termination to be reimbursed by us.

(3)Represents estimated life insurance premiums to be paid by us on behalf of the Chief Executive Officer after termination. We shall continue in full force and effect, at our expense, the life insurance benefits provided in the Employment Agreement for a period of 12 months after termination of the Chief Executive Officer’s employment or until the Chief Executive Officer becomes employed, whichever occurs first.

Outstanding Equity Awards at 2019 Fiscal Year-End

Named Executive Officers	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael F. Adams President and Chief Executive Officer	200,000	-	$0.31	8/5/2019
	250,000	-	$0.29	7/1/2020
	300,000	-	$0.06	9/4/2023
	2,500,000	-	$0.06	8/17/2027
	3,250,000	-

Khristine L. Carroll Executive Vice President – Commercial Operations	150,000	-	$0.27	10/14/2019
	100,000	-	$0.06	9/4/2023
	500,000	-	$0.06	8/17/2027
	750,000	-	$0.04	8/16/2028
	1,500,000	-

2018 Option Exercises and Stock Vested

During the year ended March 31, 2019, there were no exercises of option awards by the named executive officers.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 31, 2019, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 31, 2019. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams (3)	3,859,934	13.6%
Khristine L. Carroll (4)	1,785,309	6.3%
Michael L. Barretti (5)	875,115	3.1%
William J. O'Neill, Jr. (6)	875,000	3.1%
Mark R. Tauscher (7)	550,000	1.9%
Current executive officer and directors as a group (5 persons) (8)	7,945,358	28.0%

*Less than 1%.

(1)Unless otherwise indicated, the business address of the stockholders named in the table above is AdvanSource Biomaterials Corporation, Inc. 229 Andover Street, Wilmington, MA 01887.

(2)Based on 28,340,621 outstanding shares as of July 31, 2019, which includes 6,850,000 shares which may be purchased within 60 days of July 31, 2019 upon the exercise of stock options by the named beneficial owners.

(3)Includes 3,050,000 shares of common stock, which may be purchased within 60 days of July 31, 2019 upon the exercise of stock options.

(4)Includes 1,500,000 shares of common stock, which may be purchased within 60 days of July 31, 2019 upon the exercise of stock options.

(5)Includes 875,000 shares of common stock, which may be purchased within 60 days of July 31, 2019 upon the exercise of stock options.

(6)Includes 875,000 shares of common stock, which may be purchased within 60 days of July 31, 2019 upon the exercise of stock options.

(7)Includes 550,000 shares of common stock, which may be purchased within 60 days of July 31, 2019 upon the exercise of stock options.

(8)See footnotes (3) through (7).

Item 13.Certain Relationships and Related Transactions, and Director Independence

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal years ended March 31, 2019 and 2018, we repaid $5,000 and $5,000 of principal to Ms. Carroll. As of March 31, 2019 and 2018, the principal balance outstanding was $40,000 and $45,000, respectively. During the fiscal year ended March 31, 2019 and 2018, we recorded interest expense of approximately $4,000 and $4,000, respectively, on the Notes. As of March 31, 2019 and 2018 our accrued interest outstanding was $0 and $0, respectively.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of March 31, 2019 and 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the fiscal year ended March 31, 2019 and 2018 we recorded interest expense of $12,000 and $12,000, respectively, on the Second Note. As of March 31, 2019 and 2018, our accrued interest outstanding was $0 and $0, respectively.

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

Board Attendance

The Board met one time during the year ended March 31, 2019. Each director attended this meeting of the Board and of committees of the Board on which he served during fiscal 2019. The non-management members of the Board met, without any members of management present, at the scheduled Board of Directors meeting. The members of the Board and its committees did not act by unanimous written consent during the year ended March 31, 2019 pursuant to Delaware law. We do not have a formal policy regarding attendance at the Annual Meeting by directors, but we strongly encourage all directors to attend the Annual Meeting when an Annual Meeting is held.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The membership of each, as of July 31, 2019, is indicated in the table below.

Directors	Audit	Compensation	Nominating/Corporate Governance
William J. O'Neill, Jr.	X
Michael L. Barretti		X
Mark R. Tauscher			X

The Board of Directors has determined that all of the members of each committee are independent pursuant to the requirements as contemplated by Rule 10A-3 under the Exchange Act.

Directors’ Compensation

The following table sets forth the approximate annual compensation of AdvanSource non-employee directors for fiscal 2019, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and member of the Audit committee, and equity awards in the form of options pursuant to the 2003 Stock Option Plan and the 2017 Non-Qualified Equity Incentive Plan. Employee directors do not receive any separate compensation for their service on the Board.

Name (in thousands)	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
William J. O’Neill, Jr.	$5	$-	$-	$5
Michael L. Barretti	4	-	-	4
Mark R. Tauscher	4	-	-	4

(1)The amount reported in this column for the non-employee directors represents the grant date fair value of equity awards determined in accordance with the accounting standards for stock-based compensation.

Item 14.Principal Accounting Fees and Services

The following is a summary of the fees billed to us by RBSM LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2019 and 2018.

Fee Category	Years Ended March 31,
(in thousands)	2019	2018
Audit fees	$46	$43
Other audit related fees	-	-
Tax fees	3	3
Total fees	$49	$46

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

PART IV

Item 15.Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 22.

(2)Exhibits

Exhibit Number:	Exhibit Title:
10.37*	2017 Non-Qualified Incentive Equity Plan dated August 14, 2017 as previously file on Current Report on Form 8-K on August 22, 2017.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

________________

*Incorporated herein by reference.

**Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AdvanSource Biomaterials Corporation

Wilmington, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AdvanSource Biomaterials Corporation (the “Company”) as of March 31, 2019 and 2018 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years ended March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

We have served as the Company’s auditors since 2016

New York, NY

August 22, 2019

AdvanSource Biomaterials Corporation

Balance Sheets

(In thousands, except per share and per share amounts)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash	$172	$120
Accounts receivable-trade, net of allowance of $5 as of March 31, 2019 and 2018	483	202
Accounts receivable-other	185	368
Inventories, net	248	297
Prepaid expenses and other current assets	3	4
Total current assets	1,091	991
Property, plant and equipment, net	1,791	1,823
Deferred financing costs, net	52	59
Other assets	47	47
Total assets	$2,981	$2,920
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$467	$544
Accrued expenses	342	265
Customer advance	24	295
Related party notes payable	140	145
Deferred revenue	-	13
Total current liabilities	973	1,262
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	168	175
Total long-term liabilities	2,154	2,161
Total liabilities	3,127	3,423

Commitments and contingencies (See Note 9 and 10)	-	-

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and 2018	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of March 31, 2019 and 2018	21	21
Additional paid-in capital	38,427	38,404
Accumulated deficit	(38,564)	(38,898)
Treasury stock, 76,692 shares at cost as of March 31, 2019 and 2018	(30)	(30)
Total stockholders' deficit	(146)	(503)
Total liabilities and stockholders' deficit	$2,981	$2,920

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation

Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018
Revenues:
Product sales	$2,408	$1,859
License and royalty fees	938	1,059
Total revenues	3,346	2,918
Cost of sales	877	799
Gross profit	2,469	2,119
Operating expenses:
Research, development and regulatory	345	375
Selling, general and administrative	1,373	1,563
Total operating expenses	1,718	1,938
Income from operations	751	181
Interest expense	(417)	(383)
Net income (loss) before provision for income taxes	334	(202)
Provision for income taxes	-	-
Net income (loss)	$334	$(202)

Net income (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491
Diluted	23,096	21,491

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation

Statements of Stockholders’ Deficit

For the Years Ended March 31, 2019 and 2018

(In thousands)

	Common Stock Outstanding
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance at March 31, 2017	21,491	$21	$38,104	$(38,696)	$(30)	$(601)
Stock-based compensation			300			300
Net income (loss)				(202)		(202)
Balance at March 31, 2018	21,491	21	38,404	(38,898)	(30)	(503)
Stock-based compensation			23			23
Net income (loss)				334		334
Balance at March 31, 2019	21,491	$21	$38,427	$(38,564)	$(30)	$(146)

The accompanying notes are an integral part of these financial statements.

AdvanSource Biomaterials Corporation

Statements of Cash Flows

(In thousands)

	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018
Cash flows from operating activities:
Net income (loss)	$334	$(202)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	56	52
Amortization of deferred financing costs	7	7
Provision for inventory reserves	-	(30)
Stock-based compensation	23	300
Changes in assets and liabilities:
Accounts receivable-trade	(281)	(108)
Accounts receivable-other	183	(229)
Inventories	49	(78)
Prepaid expenses and other current assets	1	1
Accounts payable	(77)	94
Accrued expenses	70	13
Customer advance	(271)	288
Deferred revenue	(13)	-
Net cash flows provided by operating activities	81	108
Cash flows from investing activities:
Purchase of equipment	(24)	(10)
Net cash flows used in investing activities	(24)	(10)
Cash flows from financing activities:
Repayment of related party notes payable	(5)	(5)
Net cash flows used in financing activities	(5)	(5)
Net change in cash	52	93
Cash at beginning of year	120	27
Cash at end of year	$172	$120

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$382	$373

The accompanying notes are an integral part of these financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.Nature of Business

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2019 and/or fiscal 2018 refer to the fiscal years ended March 31, 2019 and/or 2018, respectively.

2.Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2019, we reported net income of approximately $334,000, positive cash flows from operations of $81,000 and working capital of $118,000.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) certain arrangements entered into during the physical year ended March 31, 2019 with three of our significant customers which provide inventory purchase financing and long-term commitments for continued product purchase; ii) continued growth of product sales from our current customer base and new customers; and iii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements.

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

3.Summary of Significant Accounting Policies

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the year ended March 31, 2019.

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

Research, Development and Regulatory Expense

Research, development and regulatory expenditures for the years ended March 31, 2019 and 2018 were approximately $345,000 and $375,000, respectively, and consisted primarily of salaries and related costs and are expensed as incurred. We had two full time research and development employees that work on a variety of projects, including production support.

Advertising Costs

Advertising costs are expensed as incurred or at the first time the advertising takes place. We incurred advertising costs of approximately $1,000 and $1,000 for the years ended March 31, 2019 and 2018, respectively.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 7,563,556 and 7,413,750 shares for the fiscal years ended March 31, 2019 and 2018, respectively.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2019 and 2018, our allowance for doubtful accounts was $5,000 and $5,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Inventories

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage. During the fiscal years ended March 31, 2019 and 2018, we provided additional net amounts of approximately $11,000 and $16,000, respectively, for excess and obsolete inventory. During the fiscal year ended March 31, 2019 and 2018, we disposed of certain obsolete inventory items in the aggregate amount of approximately $42,000 and $46,000, respectively. As of March 31, 2019 and 2018, our allowance for obsolete and excess inventory was approximately $81,000 and $112,000, respectively.

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

Deferred Financing Costs

We have capitalized certain costs related to the issuance of debt. These costs are amortized to interest expense on a straight-line basis over the term of the debt. During the fiscal years ended March 31, 2019 and 2018, amortization expense related to deferred financing costs were $7,000 and $7,000, respectively.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which include property and equipment, for impairment as events and circumstances indicate that the carrying amount may not be recoverable. We evaluate the realizability of our long-lived assets based on reviews of results of sales of similar assets and independent appraisals. As a result of the continued operating losses described above, we evaluated the recoverability of our property and equipment as of March 31, 2019 and 2018 and determined that there existed no impairment of long-lived assets.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

•the stock option exercise price;

•the expected term of the option;

•the grant date price of our common stock, which is issuable upon exercise of the option;

•the expected volatility of our common stock;

•the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

•the risk free interest rate for the expected option term.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. We adopted this guidance effective April 1, 2018 and determined that the implementation did not have a material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued “ASU 2016 - 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We adopted this guidance on April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the year ended March 31, 2019.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2018 corporate return is filed in 2019.

4.Related Party Transactions

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal years ended March 31, 2019 and 2018, we repaid $5,000 and $5,000 of principal to Ms. Carroll. As of March 31, 2019 and 2018, the aggregate principal balance outstanding was $40,000 and $45,000, respectively. During the fiscal year ended March 31, 2019 and 2018, we recorded interest expense of approximately $4,000 and $4,000, respectively, on the Notes. As of March 31, 2019 and 2018 our accrued interest outstanding was $0 and $0, respectively. On June 26, 2019, we repaid the principal balance outstanding of $15,000 on Ms. Carroll’s promissory note.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of March 31, 2019 and 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the fiscal year ended March 31, 2019 and 2018 we recorded interest expense of $12,000 and $12,000, respectively, on the Second Note. As of March 31, 2019 and 2018, our accrued interest outstanding was $0 and $0, respectively.

5.Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	March 31, 2019	March 31, 2018
Raw materials	$136	$215
Work in progress	66	64
Finished goods	127	130
	329	409
Less: allowance for obsolete and excess inventory	(81)	(112)
Total inventories, net	$248	$297

During the fiscal years ended March 31, 2019 and 2018, we provided additional net amounts of approximately $11,000 and $16,000, respectively, for excess and obsolete inventory. During the fiscal year ended March 31, 2019 and 2018, we disposed of certain obsolete inventory items in the aggregate amount of approximately $42,000 and $46,000, respectively.

6.Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	March 31, 2019	March 31, 2018
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,224
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,751	4,727
Less: accumulated depreciation	(2,960)	(2,904)
	$1,791	$1,823

Depreciation expense for the fiscal years ended March 31, 2019 and 2018 was approximately $56,000 and $52,000, respectively.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. The initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. Under the terms of the lease, we have provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2019. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

7.Income Taxes

As of March 31, 2019 and 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Tax years 2014 through 2019 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018
Expected federal tax rate	21.0%	34.0%
State income taxes, net of federal tax benefit	5.5%	5.5%
Non-deductible expenses	5.3%	(67.7%)
Effect of tax rate decrease	0.0%	9.3%
Utilization of net operating losses	(31.8%)	18.9
Effective tax rate	0.0%	0.0%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

(in thousands)	March 31, 2019	March 31, 2018
Deferred Tax Assets:
Net operating loss carryforwards	$5,869	$9,318
Tax credit carryforward	152	169
Inventory and receivable allowances	23	46
Accrued expenses deductible when paid	35	45
Deferred tax assets	6,079	9,578
Deferred Tax Liabilities:
Depreciation and amortization	(153)	(172)
Deferred tax liabilities	(153)	(172)
Net deferred tax assets	5,926	9,406
Valuation allowance	(5,926)	(9,406)
Net deferred tax assets	$-	$-

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A 100% valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized. The gross deferred tax asset, and the related valuation allowance, both decreased by approximately $3,350,000 due to the reduction in the Federal corporate income tax rate from 35% to 21%. The balance of the decrease in the valuation allowance resulted from the utilization of net operating losses.

As of March 31, 2019, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$26,400	$138	2022 to 2039
State	$5,915	$244	2034 to 2039

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2018 corporate return is filed in 2019.

8.Promissory Notes

On April 26, 2016, we entered into Promissory Notes in the aggregate principal amount of $50,000 (the “Notes”) with Khristine Carroll, our Executive VP of Commercial Operations and an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) (collectively, the “Investors”). The Notes were initially due on May 25, 2016 and are currently being extended for consecutive monthly periods as mutually agreed upon by the parties and provided for by the terms of the Notes. The Notes bear interest at the rate of 10% per annum and all principal and accrued interest, if any, is due on demand. During the fiscal years ended March 31, 2019 and 2018, we repaid $5,000 and $5,000 of principal to Ms. Carroll. As of March 31, 2019 and 2018, the principal balance outstanding was $40,000 and $45,000, respectively. During the fiscal year ended March 31, 2019 and 2018, we recorded interest expense of approximately $4,000 and $4,000, respectively, on the Notes. As of March 31, 2019 and 2018 our accrued interest outstanding was $0 and $0, respectively. On June 26, 2019, we repaid the principal balance outstanding of $15,000 on Ms. Carroll’s promissory note.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of March 31, 2019 and 2018, the principal balance outstanding was $100,000 and $100,000, respectively. During the fiscal year ended March 31, 2019 and 2018 we recorded interest expense of $12,000 and $12,000, respectively, on the Second Note. As of March 31, 2019 and 2018, our accrued interest outstanding was $0 and $0, respectively.

9.Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. We provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of March 31, 2019. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation.  As of March 31, 2019 and 2018, the total financing obligation was $1,986,000 and $1,986,000, respectively, and accrued

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

interest on financing obligation was approximately $168,000 and $175,000, respectively. Through December 2018, interest on the financing obligation exceeds the minimum lease payments, accordingly the principal remains constant through that date.

After December 2018, the minimum lease payment exceeded interest and principal, accordingly, reduced the excess of minimum lease payment over interest. The building, building improvements and land remain on the balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation. The future minimum lease payments as of March 31, 2019 are as follows:

(in thousands)
Fiscal Years Ending March 31,
2020	$369
2021	380
2022	391
2023	403
2024	415
Thereafter	805
$2,763

10.Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

11.Concentration of Credit Risk and Major Customers and Suppliers

For the fiscal year ended March 31, 2019, two customers represented approximately 24% and 11% of revenues, respectively. For the fiscal year ended March 31, 2018, three customers represented approximately 31%, 19% and 13%, respectively, of our revenues.

As of March 31, 2019, we had accounts receivable-trade of approximately $61,000, or 13%, due from one customer. As of March 31, 2018, we had accounts receivable-trade of approximately $102,000, or 51%, due from three customers.

As of March 31, 2019, we had approximately $185,000 due from two customers related to receivables on license fees and royalties. As of March 31, 2018, we had approximately $368,000 due from two customers related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

During the fiscal year ended March 31, 2019, four vendors represented approximately $171,000, or 68%, of material purchases used in the production process. During the fiscal year ended March 31, 2018, two vendors represented, in the aggregate, $233,000, or 70%, of material purchases used in the production process.

12.Stockholders’ Deficit

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

13.Stock Based Compensation

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Activity under the 2003 Plan for the fiscal years ended March 31, 2019 and 2018 are as follows:

	Options Outstanding	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2018	1,813,750	$0.21	3.00	$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(25,000)	$0.42
Options outstanding as of March 31, 2019	1,788,750	$0.20	2.03	$20
Options exercisable as of March 31, 2019	1,788,750	$0.20	2.03	$20
Options vested or expected to vest as of March 31, 2019	1,788,750	$0.20	2.03	$20

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2019 of $0.09 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. There were no stock options exercised under the 2003 Plan for the fiscal years ended March 31, 2019 and 2018. As of March 31, 2019 and 2017, there were no shares remaining to be granted under the 2003 Plan.

For the fiscal years ended March 31, 2019 and 2018, we recorded stock-based compensation expense for options pursuant to the 2003 Plan in the amount of $0 and approximately $0, respectively. As of March 31, 2019, we had $0 of unrecognized compensation cost related to stock options.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. Under the terms of the 2017 Plan, the exercise price of stock options issued under the 2017 Plan must be equal to the fair market value of the common stock at the date of grant. Options granted expire ten years from the grant date. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. In determining the fair value of the 2017 Stock Options, we utilized the Black-Scholes pricing model utilizing the following assumptions:

	August 17, 2017 Option Grants	August 16, 2018 Option Grants	December 13, 2018 Option Grants
Total shares granted	5,600,000	750,000	200,000
Option exercise price per share	$0.06	$0.040	$0.060
Grant date fair market value per share	$0.06	$0.046	$0.059
Expected term of option in years	10.0	2.00	1.00
Expected volatility	100%	100%	100%
Expected dividend rate	0.00%	0.00%	0.00%
Risk free interest rate	1.00%	0.00%	2.69%

Accordingly, we recorded stock-based compensation of approximately $23,000 and $300,000 during the fiscal year ended March 31, 2019 and 2018, respectively.

14.Benefit Plans and Employment Agreements of Executive Officers

We established the AdvanSource 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. All full-time employees who are twenty-one years of age are eligible to participate on the beginning of the first month after 30 days of employment. Our contributions are discretionary. We made matching contributions of approximately $8,000 and $8,000 during the fiscal years ended March 31, 2019 and 2018, respectively.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000. There was no bonus awarded to Mr. Adams during the fiscal years ended March 31, 2019 and 2018.

15.Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and we determined that we did not have any other material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2019	AdvanSource Biomaterials Corporation
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 22, 2019	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive Officer)
Dated: August 22, 2019	/s/ William J. O’Neill
William J. O’Neill, Jr. Chairman
Dated: August 22, 2019	/s/ Michael L. Barretti
Michael L. Barretti Director
Dated: August 22, 2019	/s/ Mark Tauscher
Mark Tauscher Director