Form 10-Q
period 2019-06-30
AdvanSource Biomaterials Corp
filed 2019-09-30
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034
ADVANSOURCE BIOMATERIALS CORPORATION
(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)
229 Andover Street, Wilmington, Massachusetts (Address of principal executive offices)	01887 (Zip Code)
Issuer’s telephone number (424) 256-8560
Securities registered under Section 12(b) of the Exchange Act:
None Title of each class	None Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No q

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes xq  No q

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

q Large Accelerated Filer	q Accelerated Filer
q Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No x

As of September 30, 2019, 21,490,621 shares of the registrant’s Common Stock were outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

ADVANSOURCE BIOMATERIALS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$446	$172
Accounts receivable-trade, net of allowance of $5 as of June 30, 2019 and March 31, 2019	320	483
Accounts receivable-other	193	185
Inventories, net	247	248
Prepaid expenses and other current assets	2	3
Total current assets	1,208	1,091
Property, plant and equipment, net	1,777	1,791
Deferred financing costs, net	51	52
Other assets	47	47
Total assets	$3,083	$2,981
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$540	$467
Accrued expenses	308	342
Customer advance	23	24
Related party notes payable	125	140
Total current liabilities	996	973
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	164	168
Total long-term liabilities	2,150	2,154
Total liabilities	3,146	3,127

Commitments and contingencies (See Note 14)	-	-

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and March 31, 2019	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of June 30, 2019 and March 31, 2019	21	21
Additional paid-in capital	38,427	38,427
Accumulated deficit	(38,481)	(38,564)
Treasury stock, 76,692 shares at cost as of June 30, 2019 and March 31, 2019	(30)	(30)
Total stockholders' deficit	(63)	(146)
Total liabilities and stockholders' deficit	$3,083	$2,981

The accompanying notes are an integral part of these condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018

Revenues:
Product sales	$661	$375
License and royalty fees	203	214
Total revenues	864	589
Cost of sales	255	173
Gross profit	609	416
Operating expenses:
Research, development and regulatory	98	88
Selling, general and administrative	334	325
Total operating expenses	432	413
Income from operations	177	3
Interest expense	(94)	(94)
Net income (loss) before provision for income taxes	83	(91)
Provision for income taxes	-	-
Net income (loss)	$83	$(91)

Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491
Diluted	25,301	21,491

The accompanying notes are an integral part of these condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statement of Stockholders’ Deficit

For the Three-Month Periods Ended June 30, 2018 and 2019

(Unaudited – In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance at March 31, 2018	-	$-	21,491	$21	$38,404	$(38,898)	$(30)	$(503)
Net loss						(91)		(91)
Balance at June 30, 2018	-	$-	21,491	$21	$38,404	$(38,989)	$(30)	$(594)

Balance at March 31, 2019	-	$-	21,491	$21	$38,427	$(38,564)	$(30)	$(146)
Net income						83		83
Balance at June 30, 2019	-	$-	21,491	$21	$38,427	$(38,481)	$(30)	$(63)

The accompanying notes are an integral part of these condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018
Cash flows from operating activities:
Net income (loss)	$83	$(91)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	14	13
Amortization of deferred financing costs	1	2
Changes in assets and liabilities:
Accounts receivable-trade	163	(39)
Accounts receivable-other	(8)	201
Inventories	1	(43)
Prepaid expenses and other current assets	1	(1)
Accounts payable	73	18
Accrued expenses	(38)	(21)
Customer advance	(1)	2
Deferred revenue	-	(13)
Net cash flows provided by operating activities	289	28
Cash flows from investing activities:
Purchase of equipment	-	(24)
Net cash flows used in investing activities	-	(24)
Cash flows from financing activities:
Repayment of related party notes payable	(15)	-
Net cash flows used in financing activities	(15)	-
Net change in cash	274	4
Cash at beginning of year	172	120
Cash at end of year	$446	$124

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$87	$93

The accompanying notes are an integral part of these condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1.Business Description

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

2.Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the year ended March 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”).

Additionally, the accompanying unaudited financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2019, we recognized net income of approximately $83,000, had positive net cash flows of approximately $289,000 from operating activities and had a working capital surplus of approximately $212,000. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) continued growth of product sales from our current customer base and new customers; and ii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon our evaluation, management believes that we are a going concern.

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2019 which are included in our Annual Report on Form 10-K as filed with the SEC on August 23, 2019.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Revenue Recognition

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the three months ended June 30, 2019.

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

3.Recent Accounting Pronouncements

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

Recent accounting pronouncements are included in Note 3 to the financial statements included in Item 8 of our annual report on Form 10-K as of March 31, 2019.

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

During the three months ended June 30, 2019 and 2018, we repaid $15,000 and $5,000 of principal to Ms. Carroll. As of June 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on Ms. Carroll’s note was $0 and $15,000, respectively. As of June 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on the Affiliate’s note was $25,000 and $25,000, respectively.

During the three months ended June 30, 2019 and 2018, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. As of June 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Notes.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of June 30, 2019 and March 31, 2019, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended June 30, 2019 and 2018 we recorded interest expense of approximately $3,000 and $3,000, respectively, on the Second Note. As of June 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Second Note.

5.Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	June 30, 2019	March 31, 2019

Raw materials	$138	$136
Work in progress	39	66
Finished goods	151	127
	328	329
Less: allowance for obsolete and excess inventory	(81)	(81)
Total inventories, net	$247	$248

6.Property. Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	June 30, 2019	March 31, 2019

Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,248
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,751	4,751
Less: accumulated depreciation	(2,974)	(2,960)
Property, plant and equipment, net	$1,777	$1,791

Depreciation expense for the three months ended June 30, 2019 and 2018 was approximately $14,000 and $13,000, respectively.

7.Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were included in the diluted income per share calculations for the three months ended June 30, 2019 were 5,359,371 shares. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 8,243,250 shares for the three months ended June 30, 2018.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

8.Income Taxes

We are required to file federal and state income tax returns in the United States. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We had no income tax credits for the three months ended June 30, 2019 and 2018. The effective tax rates for the three months ended June 30, 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

9.Promissory Notes

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

During the three months ended June 30, 2019 and 2018, we repaid $15,000 and $5,000 of principal to Ms. Carroll. As of June 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on Ms. Carroll’s note was $0

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

and $15,000, respectively. As of June 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on the Affiliate’s note was $25,000 and $25,000, respectively.

During the three months ended June 30, 2019 and 2018, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. As of June 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Notes.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of June 30, 2019 and March 31, 2019, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended June 30, 2019 and 2018 we recorded interest expense of approximately $3,000 and $3,000, respectively, on the Second Note. As of June 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Second Note.

10.Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of June 30, 2019. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of June 30, 2019 and March 31, 2019, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was approximately $164,000 and $168,000, respectively. Through December 2018, interest on the financing obligation exceeded the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

11.Stockholders’ Deficit

Common Stock Options and Warrants

On July 22, 2015, we engaged the services of a financial and strategic advisor whose services include, but are not limited to, financial advice, strategic advice and investment banking services. In connection with this engagement, we agreed to compensate the investment bankers approximately $4,000 per quarter for a one-year period and we issued them a warrant to purchase 830,500 shares of our common stock at an exercise price of $0.03 per share, the approximate fair value of our common stock on the date of the engagement. The warrant is exercisable at any time until July 21, 2025. The warrant was valued at approximately $28,000 using the Black-Scholes model and treated as permanent equity.

There were no exercises of options or warrants by employees or consultants during the three months ended June 30, 2019 and 2018.

12.Stock-Based Compensation

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Activity under the 2003 Plan for the three months ended June 30, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2019	1,788,750	$0.20	2.03	$20
Granted	-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of June 30, 2019	1,788,750	$0.20	1.79	$18
Options exercisable as of June 30, 2019	1,788,750	$0.20	1.79	$18
Options vested or expected to vest as of June 30, 2019	1,788,750	$0.20	1.79	$18

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2019 of $0.087 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. There were no stock options exercised under the 2003 Plan for the three months ended June 30, 2019 and 2018. As of June 30, 2019 and 2018, there were no shares remaining to be granted under the 2003 Plan.

For the three months ended June 30, 2019 and 2018, we recorded no stock-based compensation expense for options pursuant to the 2003 Plan. As of June 30, 2019, we had no unrecognized compensation cost related to stock options.

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

13.Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2019 and 2018, three customers represented approximately 52% of our total revenues and three customers represented approximately 58% of our total revenues, respectively.

As of June 30, 2019, we had accounts receivable-trade of approximately $235,000, or 74%, due from four customers. As of March 31, 2019, we had accounts receivable-trade of approximately $61,000, or 13%, due from one customer.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

As of June 30, 2019 and March 31, 2019, we had approximately $193,000 due from two customers and $185,000 due from two customers, respectively, related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

14.Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. For example, we may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein also include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors, and (iii) continued periods of net losses, which could require us to find additional sources of financing to fund operations, implement our financial and business strategies, meet anticipated capital expenditures and fund research and development costs. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. For further information, you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and the risk factors discussed therein under Part I. Item 1A.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2019. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2019.

Results of Operations

For the Three Months Ended June 30, 2019 vs June 30, 2018

Revenues

Total revenues for the three months ended June 30, 2019 were approximately $864,000 as compared with approximately $589,000 for the prior year period, an increase of approximately $275,000, or 46.7%.

Product sales of our biomaterials for the three months ended June 30, 2019 were approximately $661,000 as compared with approximately $375,000 for the prior year period, an increase of approximately $286,000, or 76.3%. The increase is due to continued demand from certain key existing customers and continued penetration of the market resulting in an expanding customer base.

License, royalty and development fees for the three months ended June 30, 2019 were approximately $203,000 as compared with approximately $214,000 for the prior year period, a decrease of approximately $11,000 or 5.1%. Our license, royalty and development fees remain relatively stable and consistent pursuant to the terms of the long-term contracts and arrangements with two of our significant customers. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended June 30, 2019 was approximately $609,000, or 70.5% of total revenues, compared with approximately $416,000, or 70.6% of total revenues, for the prior year period. Gross profit as a percentage of total revenues for the three months ended June 30, 2019 as compared to the prior year period is relatively unchanged. Although gross profit as a percentage of total revenues remained relatively unchanged, gross profit dollars for the three months ended June 30, 2019 increased as compared to the prior year period primarily due to increased product sales.

Gross profit on product sales for the three months ended June 30, 2019 was approximately $406,000, or 61.4% of product sales, compared with approximately $202,000, or 53.9% of product sales, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the three months ended June 30, 2019 as compared to the prior year period increased primarily due to increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended June 30, 2019 were approximately $98,000 as compared with approximately $88,000 for the prior year period, an increase of approximately $10,000 or 11.4%. The increase in research and development expense is primarily a result of increased consulting services for certain development projects. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full-time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were approximately $334,000 as compared with approximately $325,000 for the prior year period, an increase of approximately $9,000, or 2.8%. Selling, general and administrative expenses have remained relatively stable.

Interest Expense

Interest expense for the three months ended June 30, 2019 was approximately $94,000 as compared to approximately $94,000 for the comparable prior year period. Interest expense is composed primarily of interest accrued in connection with the financing obligation.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of approximately $446,000 as compared to a cash balance of approximately $172,000 as of March 31, 2019.

During the three months ended June 30, 2019, we had net cash of approximately $289,000 provided by operating activities as compared with net cash of approximately $28,000 provided by operating activities for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products, customer advances and fees earned on license, royalty and development agreements. Our net cash provided by operating activities during the three months ended June 30, 2019 increased primarily as a result of: (i) net income of $83,000; (ii) decrease of accounts receivable – trade of $163,000; and (iii) the increase of accounts payable of $73,000.

During the three months ended June 30, 2019, we used no cash for investing activities as compared to the use of approximately $24,000 for investing activities in connection with the purchase of production equipment in the comparable prior year period.

During the three months ended June 30, 2019, we used cash of $15,000 for financing activities in connection with the repayment of a related party note.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2019, we recognized net income of approximately $83,000, had positive net cash flows of approximately $289,000 from operations and had a working capital surplus of approximately $212,000. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) continued growth of product sales from our current customer base and new customers; and ii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon our evaluation, management believes that we are a going concern.

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

Commitments

We do not have any long-term commitments at June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of June 30, 2019 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.Risk Factors

Not applicable.

Item 2.Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANSOURCE BIOMATERIALS CORPORATION
	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)

Dated: September 30, 2019