Form 10-Q
period 2019-09-30
AdvanSource Biomaterials Corp
filed 2019-11-13
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

q Large Accelerated Filer	q Accelerated Filer
q Non-accelerated Filer	x Smaller reporting company
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

As of November 13, 2019, 21,490,621 shares of the registrant’s Common Stock were outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

ADVANSOURCE BIOMATERIALS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$456	$172
Accounts receivable-trade, net of allowance of $5 as of September 30, 2019 and March 31, 2019	254	483
Accounts receivable-other	174	185
Inventories, net	252	248
Prepaid expenses and other current assets	51	3
Total current assets	1,187	1,091
Property, plant and equipment, net	1,763	1,791
Deferred financing costs, net	49	52
Other assets	47	47
Total assets	$3,046	$2,981
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$447	$467
Accrued expenses	354	342
Customer advance	25	24
Related party notes payable	125	140
Total current liabilities	951	973
Long-term liabilities:
Long-term financing obligation	1,986	1,986
Accrued interest on financing obligation	160	168
Total long-term liabilities	2,146	2,154
Total liabilities	3,097	3,127

Commitments and contingencies (See Note 14)	-	-

Stockholders' deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and March 31, 2019	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 21,567,313 shares issued; and 21,490,621 shares outstanding as of September 30, 2019 and March 31, 2019	21	21
Additional paid-in capital	38,427	38,427
Accumulated deficit	(38,469)	(38,564)
Treasury stock, 76,692 shares at cost as of September 30, 2019 and March 31, 2019	(30)	(30)
Total stockholders' deficit	(51)	(146)
Total liabilities and stockholders' deficit	$3,046	$2,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Six Months Ended September 30, 2019	For the Six Months Ended September 30, 2018

Revenues:
Product sales	$514	$580	$1,175	$956
License and royalty fees	249	214	452	428
Total revenues	763	794	1,627	1,384
Cost of sales	192	239	447	412
Gross profit	571	555	1,180	972
Operating expenses:
Research, development and regulatory	79	87	177	176
Selling, general and administrative	340	349	674	674
Total operating expenses	419	436	851	850
Income from operations	152	119	329	122
Interest expense	(140)	(94)	(234)	(188)
Net income (loss) before provision for income taxes	12	25	95	(66)
Provision for income taxes	-	-	-	-
Net income (loss)	$12	$25	$95	$(66)

Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)

Shares used in computing net income (loss) per common share:
Basic	21,491	21,491	21,491	21,491
Diluted	25,824	23,468	25,630	21,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statement of Stockholders’ Deficit

(Unaudited – In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
Balance at March 31, 2018	-	$-	21,491	$21	$38,404	$(38,898)	$(30)	$(503)
Net loss						(91)		(91)
Balance at June 30, 2018	-	-	21,491	21	38,404	$(38,989)	$(30)	$(594)
Stock-based compensation					19			19
Net income						25		25
Balance at September 30, 2018	-	$-	21,491	$21	$38,423	$(38,964)	$(30)	$(550)

Balance at March 31, 2019	-	$-	21,491	$21	$38,427	$(38,564)	$(30)	$(146)
Net income						83		83
Balance at June 30, 2019	-	-	21,491	21	38,427	(38,481)	(30)	(63)
Net income						12		12
Balance at September 30, 2019	-	$-	21,491	$21	$38,427	$(38,469)	$(30)	$(51)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	For the Six Months Ended September 30, 2019	For the Six Months Ended September 30, 2018
Cash flows from operating activities:
Net income (loss)	$95	$(66)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	28	29
Amortization of deferred financing costs	3	3
Stock-based compensation	-	19
Changes in assets and liabilities:
Accounts receivable-trade	229	(94)
Accounts receivable-other	11	187
Inventories	(4)	(3)
Prepaid expenses and other current assets	(48)	2
Accounts payable	(20)	(9)
Accrued expenses	4	7
Customer advance	1	(52)
Deferred revenue	-	24
Net cash flows provided by operating activities	299	47
Cash flows from investing activities:
Purchase of equipment	-	(24)
Net cash flows used in investing activities	-	(24)
Cash flows from financing activities:
Repayment of related party notes payable	(15)	-
Net cash flows used in financing activities	(15)	-
Net change in cash	284	23
Cash at beginning of period	172	120
Cash at end of period	$456	$143

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$175	$187

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

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

2.Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended September 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the year ended March 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”).

Additionally, the accompanying unaudited financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2019, we recognized net income of approximately $95,000, had positive net cash flows of approximately $299,000 from operating activities and had a working capital surplus of approximately $236,000. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) continued growth of product sales from our current customer base and new customers; and ii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon our evaluation, management believes that we are a going concern.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

Revenue Recognition

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the six months ended September 30, 2019.

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

During the three months ended September 30, 2019 and 2018, we repaid $0 and $0 of principal to Ms. Carroll. During the six months ended September 30, 2019 and 2018, we repaid $15,000 and $5,000 of principal to Ms. Carroll. As of September 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on Ms. Carroll’s note was $0 and $15,000, respectively. As of September 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on the Affiliate’s note was $25,000 and $25,000, respectively.

During the three months ended September 30, 2019 and 2018, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. During the six months ended September 30, 2019 and 2018, we recorded interest expense of approximately $2,000 and $2,000, respectively, on the Notes. As of September 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Notes.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of September 30, 2019 and March 31, 2019, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended September 30, 2019 and 2018 we recorded interest expense of approximately $3,000 and $3,000, respectively, on the Second Note. During the six months ended September 30, 2019 and 2018 we recorded interest expense of approximately $6,000 and $6,000, respectively, on the Second Note. As of September 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Second Note.

5.Inventories

Inventories, net of allowance for obsolete and excess inventory, are stated at the lower of cost (first in, first out) or market and consist of the following:

(in thousands)	September 30, 2019	March 31, 2019

Raw materials	$135	$136
Work in progress	45	66
Finished goods	153	127
	333	329
Less: allowance for obsolete and excess inventory	(81)	(81)
Total inventories, net	$252	$248

6.Property. Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	September 30, 2019	March 31, 2019

Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,248
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,751	4,751
Less: accumulated depreciation	(2,988)	(2,960)
Property, plant and equipment, net	$1,763	$1,791

Depreciation expense for the three months ended September 30, 2019 and 2018 was approximately $14,000 and $15,000, respectively. Depreciation expense for the six months ended September 30, 2019 and 2018 was approximately $28,000 and $29,000, respectively.

7.Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were included in the diluted income per share

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

calculations for the three and six months ended September 30, 2019 were 4,333,209 shares and 4,139,568 shares. Potentially dilutive shares, which were included in the diluted income per share calculations for the three months ended September 30, 2018 were 1,977,688 shares. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 4,436,041 shares and 4,629,682 shares for the three and six months ended September 30, 2019. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 1,142,500 shares and 8,969,250 shares for the three and six months ended September 30, 2018.

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

We had no income tax credits for the three and six months ended September 30, 2019 and 2018. The effective tax rates for the three and six months ended September 30, 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

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

During the three months ended September 30, 2019 and 2018, we repaid $0 and $0 of principal to Ms. Carroll. During the six months ended September 30, 2019 and 2018, we repaid $15,000 and $5,000 of principal to Ms. Carroll. As of September 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on Ms. Carroll’s note was $0 and $15,000, respectively. As of September 30, 2019 and March 31, 2019, the aggregate principal balance outstanding on the Affiliate’s note was $25,000 and $25,000, respectively.

During the three months ended September 30, 2019 and 2018, we recorded interest expense of approximately $1,000 and $1,000, respectively, on the Notes. During the six months ended September 30, 2019 and 2018, we recorded interest expense of approximately $2,000 and $2,000, respectively, on the Notes. As of September 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Notes.

On December 5, 2016, we entered into an additional Promissory Note in the principal amount of $100,000 (the “Second Note”) with the Affiliate. The Second Note bears interest at the rate of 12% per annum, provides for a $3,000 commitment fee, which fee was paid in February 2017. Additionally, all principal and accrued interest, if any, which is due on demand, has been extended for consecutive month-to-month periods as mutually agreed to by the parties. As of September 30, 2019 and March 31, 2019, the principal balance outstanding was $100,000 and $100,000, respectively. During the three months ended September 30, 2019 and 2018 we recorded interest expense of approximately $3,000 and $3,000, respectively, on the Second Note. During the six months ended September 30, 2019 and 2018 we recorded interest expense of approximately $6,000 and $6,000, respectively, on the Second Note. As of September 30, 2019 and March 31, 2019, there was no accrued interest outstanding on the Second Note.

10.Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of September 30, 2019. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of September 30, 2019 and March 31, 2019, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was approximately $160,000 and $168,000, respectively. Through December 2018, interest on the financing obligation exceeded the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

permanent equity.

There were no exercises of options or warrants by employees or consultants during the three and six months ended September 30, 2019 and 2018.

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

Activity under the 2003 Plan for the six months ended September 30, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2019	1,788,750	$0.20	2.03	$20
Granted	-
Exercised	-
Cancelled or forfeited	(400,000)
Options outstanding as of September 30, 2019	1,388,750	$0.17	2.02	$77
Options exercisable as of September 30, 2019	1,388,750	$0.17	2.02	$77
Options vested or expected to vest as of September 30, 2019	1,388,750	$0.17	2.02	$77

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2019 of $0.176 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. There were no stock options exercised under the 2003 Plan for the three and months ended September 30, 2019 and 2018. As of September 30, 2019, there were no shares remaining to be granted under the 2003 Plan.

For the three and six months ended September 30, 2019 and 2018, we recorded no stock-based compensation expense for options pursuant to the 2003 Plan. As of September 30, 2019, we had no unrecognized compensation cost related to stock options.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. Under the terms of the 2017 Plan, the exercise price of stock options issued under the 2017 Plan must be equal to the fair market value of the common stock at the date of grant. Options granted expire ten years from the grant date. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. There were no additional stock options granted pursuant to the 2017 Plan for the period subsequent to December 31, 2018. In determining the fair value of the 2017 Stock Options, we utilized the Black-Scholes pricing model utilizing the following assumptions:

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

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

13.Concentrations of Credit Risk and Major Customers

For the three months ended September 30, 2019 and 2018, three customers represented approximately 50% of our total revenues and three customers represented approximately 54% of our total revenues, respectively.

For the six months ended September 30, 2019 and 2018, three customers represented approximately 50% of our total revenues and three customers represented approximately 52% of our total revenues, respectively.

As of September 30, 2019, we had accounts receivable-trade of approximately $$140,000, or 55%, due from three customers. As of March 31, 2019, we had accounts receivable-trade of approximately $61,000, or 13%, due from one customer.

As of September 30, 2019 and March 31, 2019, we had approximately $174,000 due from two customers and $185,000 due from two customers, respectively, related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2019. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2019.

Results of Operations

For the Three Months Ended September 30, 2019 vs September 30, 2018

Revenues

Total revenues for the three months ended September 30, 2019 were approximately $763,000 as compared with approximately $794,000 for the prior year period, a decrease of approximately $31,000, or 3.9%.

Product sales of our biomaterials for the three months ended September 30, 2019 were approximately $514,000 as compared with approximately $580,000 for the prior year period, a decrease of approximately $66,000, or 11.4%. The decrease is due to anticipated reductions in product shipments to certain key customers.

License and royalty fees for the three months ended September 30, 2019 were approximately $249,000 as compared with approximately $214,000 for the prior year period, an increase of approximately $35,000 or 16.4%. Our license and royalty fees remain relatively stable and consistent pursuant to the terms of the long-term contracts and arrangements with two of our significant customers. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the three months ended September 30, 2019 was approximately $571,000, or 74.8% of total revenues, compared with approximately $555,000, or 69.9% of total revenues, for the prior year period. Gross dollars and gross profit as a percentage of total revenues for the three months ended September 30, 2019 as compared to the prior year period increased primarily due to recognition of license fees from one customer upon receipt of payment which had previously been recorded ratable over the prior year period. The immediate recognition of the license fees from the one customer was a result of the adoption of ASC 606.

Gross profit on product sales for the three months ended September 30, 2019 was approximately $322,000, or 62.7% of product sales, compared with approximately $341,000, or 58.8% of product sales, for the prior year period. Gross profit dollars as a percentage of total revenues for the three months ended September 30, 2019 as compared to the prior year period decreased primarily due to decreased product sales. Gross profit as a percentage of total revenues for the three months ended September 30, 2019 as compared to the prior year period increased primarily due to improved yields and raw material costs.

Research, Development and Regulatory Expenses

Research and development expenses for the three months ended September 30, 2019 were approximately $79,000 as compared with approximately $87,000 for the prior year period, a decrease of approximately $8,000, or 9.2%. Research and development expense continue to remain relatively stable from period to period. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full-time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were approximately $340,000 as compared with approximately $349,000 for the prior year period, a decrease of approximately $9,000, or 2.6%. Selling, general and administrative expenses continue to remain relatively stable.

Interest Expense

Interest expense for the three months ended September 30, 2019 was approximately $140,000 as compared to approximately $94,000 for the comparable prior year period, an increase of $46,000 or 48.9%. Interest expense is composed primarily of (i) interest accrued in connection with the financing obligation of approximately $87,000 and $88,000 for the three months ended September 30, 2019 and 2018, respectively; and (ii) accrual of interest of approximately $46,000 on local regulatory obligations.

For the Six Months Ended September 30, 2019 vs September 30, 2018

Revenues

Total revenues for the six months ended September 30, 2019 were approximately $1,627,000 as compared with approximately $1,384,000 for the prior year period, an increase of approximately $243,000, or 17.6%.

Product sales of our biomaterials for the six months ended September 30, 2019 were approximately $1,175,000 as compared with approximately $956,000 for the prior year period, an increase of approximately $219,000, or 22.9%. The increase is due to continued demand from certain key existing customers and continued penetration of the market resulting in an expanding customer base.

License and royalty fees for the six months ended September 30, 2019 were approximately $452,000 as compared with approximately $428,000 for the prior year period, an increase of approximately $24,000 or 5.6%. Our license and royalty fees remain relatively stable and consistent pursuant to the terms of the long-term contracts and arrangements with two of our significant customers. We have agreements to license our proprietary biomaterial technology to medical device manufacturers and develop biomaterials for incorporation into medical devices under development by our customers. Royalties are earned when these manufacturers sell medical devices which use our biomaterials.

Gross Profit

Gross profit on total revenues for the six months ended September 30, 2019 was approximately $1,180,000, or 72.5% of total revenues, compared with approximately $972,000, or 70.2% of total revenues, for the prior year period. Gross dollars and gross profit as a percentage of total revenues for the six months ended September 30, 2019 as compared to the prior year period increased primarily due to (i) increase in product sales and (ii) recognition of license fees from one customer upon receipt of payment which had previously been recorded ratable over the prior year period. The immediate recognition of the license fees from the one customer was a result of the adoption of ASC 606.

Gross profit on product sales for the six months ended September 30, 2019 was approximately $728,000, or 62.0% of product sales, compared with approximately $544,000, or 56.9% of product sales, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the six months ended September 30, 2019 as compared to the prior year period increased primarily due to increased product sales.

Research, Development and Regulatory Expenses

Research and development expenses for the six months ended September 30, 2019 were approximately $177,000 as compared with approximately $176,000 for the prior year period, an increase of approximately $1,000, or less than 1.0%. Research and development expense continue to remain relatively stable from period to period. Our research and development efforts are focused on developing new applications for our biomaterials. Research and development expenditures consist primarily of the salaries of full-time employees, research consultant fees and related expenses, and are expensed as incurred. Management believes its current research and development resources meet the needs of our customers and internal development needs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended September 30, 2019 were approximately $674,000 as compared with approximately $674,000 for the prior year period. Selling, general and administrative expenses continue to remain relatively stable.

Interest Expense

Interest expense for the six months ended September 30, 2019 was approximately $234,000 as compared to approximately $188,000 for the comparable prior year period, an increase of $46,000 or 24.5%. Interest expense is composed primarily of (i) interest accrued in connection with the financing obligation of approximately $175,000 and $176,000 for the six months ended September 30, 2019 and 2018, respectively; and (ii) accrual of interest of approximately $46,000 on local regulatory obligations.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of approximately $456,000 as compared to a cash balance of approximately $172,000 as of March 31, 2019.

During the six months ended September 30, 2019, we had net cash of approximately $299,000 provided by operating activities as compared with net cash of approximately $47,000 provided by operating activities for the prior year period. Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs, material and overhead costs used in production, laboratory supplies and materials, and professional fees. The sources of our cash flow from operating activities have consisted primarily of payments received from customers on the sale of polymer products, customer advances and fees earned on license, royalty and development agreements. Our net cash provided by operating activities during the six months ended September 30, 2019 increased primarily as a result of: (i) net income of $95,000; and (ii) decrease of accounts receivable – trade of $229,000.

During the six months ended September 30, 2019, we used no cash for investing activities as compared to the use of approximately $24,000 for investing activities in connection with the purchase of production equipment in the comparable prior year period.

During the six months ended September 30, 2019, we used cash of $15,000 for financing activities in connection with the repayment of a related party note.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2019, we recognized net income of approximately $95,000, had positive net cash flows of approximately $299,000 from operations and had a working capital surplus of approximately $236,000. Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, i) continued growth of product sales from our current customer base and new customers; and ii) stable to increasing license fees and royalties pursuant to long-term contracts and arrangements. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. However, based upon our evaluation, management believes that we are a going concern.

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

Commitments

We do not have any long-term commitments at September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of September 30, 2019 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 13, 2019