Form 10-Q
period 2019-12-31
AdvanSource Biomaterials Corp
filed 2020-04-01
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034

ADVANSOURCE BIOMATERIALS CORPORATION

(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Andover Street, Wilmington, Massachusetts	01887
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (424) 256-8560

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of April 1, 2020, 28,262,371 shares of the registrant’s Common Stock were outstanding.

ADVANSOURCE BIOMATERIALS CORPORATION

ADVANSOURCE BIOMATERIALS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$447	$172
Accounts receivable-trade, net of allowance of $5 as of December 31, 2019 and March 31, 2019	213	483
Accounts receivable-other	343	185
Assets held for sale	2,067	2,091
Prepaid expenses and other current assets	113	3
Total current assets	3,183	2,934
Other assets	47	47
Total assets	$3,230	$2,981
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$497	$467
Accrued expenses	446	342
Customer advance	191	24
Liabilities held for sale	2,490	2,536
Related party notes payable	-	140
Total current liabilities	3,624	3,509
Total liabilities	3,624	3,509

Commitments and contingencies (See Note 14)	-	-

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and March 31, 2019	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares issued; and 28,262,371 shares outstanding as of December 31, 2019 and March 31, 2019	28	21
Additional paid-in capital	38,610	38,427
Accumulated deficit	(39,002)	(38,946)
Treasury stock, 76,692 shares at cost as of December 31, 2019 and March 31, 2019	(30)	(30)
Total stockholders’ deficit	(394)	(528)
Total liabilities and stockholders’ deficit	$3,230	$2,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	For the Nine Months Ended December 31, 2019	For the Nine Months Ended December 31, 2018

Operating expenses	(65)	(54)	(185)	(152)
Loss from continuing operations before provision for income taxes	(65)	(54)	(185)	(152)
Provision for income taxes	-	-	-	-
Loss from continuing operations	$(65)	$(54)	$(185)	$(152)
Income (loss) from discontinued operations, net of income taxes	(86)	570	129	602
Net income (loss)	$(151)	$516	$(56)	$450

Income per common share - basic:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	0.03	(0.01)	0.03
Net income per share - basic	$(0.01)	$0.02	$(0.00)	$0.02

Income per common share - diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	0.03	(0.01)	0.03
Net income per share - diluted	$(0.01)	$0.02	$(0.00)	$0.02

Shares used in computing net income per common share:
Basic	23,498	21,491	22,157	21,491
Diluted	23,498	22,711	22,157	22,627

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statement of Stockholders’ Deficit

(Unaudited – In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance at March 31, 2018	-	$-	21,491	$21	$38,404	$(39,280)	$(30)	$(885)
Net loss						(91)		(91)
Balance at June 30, 2018	-	-	21,491	21	38,404	(39,371)	(30)	(976)
Stock-based compensation					19			19
Net income						25		25
Balance at September 30, 2018	-	-	21,491	21	38,423	(39,346)	(30)	(932)
Net income						516		516
Balance at December 31, 2018	-	$-	21,491	$21	$38,423	$(38,830)	$(30)	$(416)

Balance at March 31, 2019	-	$-	21,491	$21	$38,427	$(38,946)	$(30)	$(528)
Net income						83		83
Balance at June 30, 2019	-	-	21,491	21	38,427	(38,863)	(30)	(445)
Net income						12		12
Balance at September 30, 2019	-	-	21,491	21	38,427	(38,851)	(30)	(433)
Common stock issued on exercise of stock options			5,941	6	159			165
Common stock on exercise of warrants			830	1	24			25
Net loss						(151)		(151)
Balance at December 31, 2019	-	$-	28,262	$28	$38,610	$(39,002)	$(30)	$(394)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	For the Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(185)	$(152)
Income from discontinued operations	129	602
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Stock-based compensation	-	19
Changes in assets and liabilities:
Accounts receivable-trade	270	(234)
Accounts receivable-other	(158)	127
Prepaid expenses and other current assets	(110)	-
Accounts payable	30	(9)
Accrued expenses	104	(28)
Customer advance	167	(40)
Net cash flows provided by (used in) operating activities of continuing operations	118	(317)
Net cash flows provided by operating activities of discontinued operations	107	295
Net cash flows provided by (used in) operating activities	225	(22)
Cash flows from financing activities:
Issuance of common stock	190	-
Repayment of related party notes payable	(140)	(5)
Net cash flows provided by (used in) financing activities	50	(5)
Net change in cash	275	(27)
Cash at beginning of period	172	120
Cash at end of period	$447	$93

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$278	$280

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

1. Business Description

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our efforts in engaging with an operating company subsequent to the Closing Date has not yet commenced, our activities are subject to significant risks and uncertainties, including the need to raise additional capital if we are unable to identify an operating company desiring to acquire or merge with us.

Prior to the Closing Date, our corporate, development and manufacturing operations were located in a leased facility in Wilmington, Massachusetts.

2. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2019, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. Within ninety (90) days of the Closing Date, the Board of Directors is expected to declare a distribution of the net proceeds from the Asset Sale, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company for the purpose of effecting a merger or business combination, or to acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

We do not intend to restrict our consideration to any particular business or industry segment. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the year ended March 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. these reclassifications had no effect on the previously reported financial position or results of operations.

4. Recent Accounting Pronouncements

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

5. Held for Sale Assets and Liabilities and Discontinued Operations

On November 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”), pursuant to which we agreed to sell substantially all of our assets to MCPP on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the Asset Sale, MCPP agreed to pay us $7,250,000. The Purchase Agreement and the consummation of the transactions contemplated thereby required us to receive the requisite approval from our stockholders. On January 21, 2020, we held a special meeting of stockholders at which time the stockholders authorized and approved the Purchase Agreement. On January 31, 2020 (the “Closing Date”), we completed the Asset Sale. In connection with the closing of the Asset Sale, MCPP paid us a cash payment of $7,250,000 of which approximately $1,150,000 was immediately disbursed to satisfy approximately $567,000 of transaction and legal costs; approximately $483,000 of facility related obligations; and $100,000 for agreed upon contingent facility maintenance costs.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

Pursuant to the Purchase Agreement, we sold all of our inventory; property, plant and equipment; and intangible assets, including but not limited to all intellectual property, business know-how, customer lists and related contracts, and all other assets necessary to operate our advanced polymer business. All cash; accounts receivable; prepaid expenses; deposits on facility lease; accounts payable; and accrued expenses as of the Closing Date were retained by us. We believe the Asset Sale meets the accounting criteria for held for sale assets, accordingly, the following presents the components of held for sale assets as of December 31, 2019:

Held for Sale Assets

Assets of Discontinued Operations Held for Sale	December 31, 2019	March 31, 2019
(in thousands)
Inventories, net	$271	$248
Property, plant and equipment, net	1,749	1,791
Deferred financing costs, net	47	52
Assets of discontinued operations held for sale	$2,067	$2,091

We included approximately $271,000 and $248,000 of net inventory as held for sale assets as of December 31, 2019 and March 31, 2019. The net inventory held for sale was composed of the approximate following amounts:

(in thousands)	December 31, 2019	March 31, 2019

Raw materials	$129	$121
Work in progress	35	48
Finished goods	107	79
Total inventories, net	$271	$248

We included approximately $271,000 and $248,000 of net inventory as held for sale assets as of December 31, 2019 and March 31, 2019. The net inventory held for sale was composed of the approximate following amounts:

Property, plant and equipment which were included in held for sale assets consist of the following:

(in thousands)	December 31, 2019	March 31, 2019

Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,248
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,752	4,751
Less: accumulated depreciation	(3,003)	(2,960)
Property, plant and equipment, net	$1,749	$1,791

Our lease with the independent third-party owner of the land and building was assigned to MCPP at which time all of our obligations with respect to the lease agreement were relieved.

Held for Sale Liabilities

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. For accounting purposes, this sale-leaseback transaction was accounted for under the financing method, rather than as a completed sale. Under the financing method, we included the sales proceeds received as a financing obligation. As of December 31, 2019 and March 31, 2019, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was approximately $155,000 and $168,000, respectively. In connection with the sale of substantially all of our assets to Mitsubishi Chemical Performance Polymers, Inc. (“MCPP”), which was completed on January 31, 2020, our lease with the independent third-party owner of the building was assigned to MCPP. As a result, we recorded the aggregate financing obligation and accrued interest on financing obligation of approximately $2,141,000 and $2,154,000 was recorded as liabilities held for sale in our balance sheet. Subsequent to the January 31, 2020, we had no further obligations with respect to the lease agreement.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

Discontinued Operations

As a result of the Asset Sale, we discontinued operating as a developer, manufacturer, marketer and seller of advanced polymers on the Closing Date. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. Accordingly, the results of our operations are reported as discontinued operations for all periods are presented below.

Results of Discontinued Operations	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	For the Nine Months Ended December 31, 2019	For the Nine Months Ended December 31, 2018
(in thousands)
Revenues:
Product sales	$457	$608	$1,632	$1,564
License and royalty fees	351	281	803	708
Total revenues	808	889	2,435	2,272
Cost of sales	194	259	641	670
Gross profit	614	630	1,794	1,602
Operating expenses:
Research, development and regulatory	103	77	280	253
Selling, general and administrative	495	271	1,049	847
Total operating expenses	598	348	1,329	1,100
Income (loss) from discontinued operations	16	282	465	502
Other income (expense) from discontinued operations, net:
Gain on disposition of sales-leaseback assets	34	382	34	382
Interest expense	(136)	(94)	(370)	(282)
Other income (expense) from discontinued operations, net	(102)	288	(336)	100
Income (loss) from discontinued operations before provision for income taxes	(86)	570	129	602
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(86)	$570	$129	$602

Net income (loss) from discontinued operations per common share:
Basic	$(0.00)	$0.03	$0.01	$0.03
Diluted	(0.00)	0.03	0.01	0.03

Shares used in computing net income from discontinued operations per common share:
Basic	23,498	21,491	22,157	21,491
Diluted	23,498	22,711	22,157	22,627

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

Continuing Operations

Our loss from continuing operations represents those costs necessary to operate a public company in the approximate amount of $65,000 and $185,000 during the three and nine months ended December 31, 2019, respectively; and $54,000 and $152,000 during the three and nine months ended December 31, 2018, respectively. These costs were composed of accounting fees, professional fees, regulatory fees, board of directors fees, and director and officer liability insurance premiums.

6. Related Party Transactions

On April 26, 2016, we issued a Promissory Note to Khristine Carroll, our Executive VP of Commercial Operations in the principal amount of $25,000 (the “Carroll Note”). The Carroll Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The Carroll Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the nine months ended December 31, 2019 and 2018, we repaid $15,000 and $5,000 of principal on the Carroll Note. There were no repayments made on the Carroll Note during the three months ended December 31, 2018 and as of March 31, 2019 the principal balance outstanding was $15,000. The Carroll Note was fully repaid during the three months ended June 30, 2019, accordingly, there was no principal balance outstanding as of December 31, 2019.

On April 26, 2016, we issued a Promissory Note to an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) in the principal amount of $25,000 (the “First Affiliate Note”). The First Affiliate Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The First Affiliate Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the three and nine months ended December 31, 2018, there were no repayments made on the First Affiliate Note. The First Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of December 31, 2019 and March 31, 2019, the principal balance outstanding was $0 and $25,000, respectively.

On December 5, 2016, we issued a second additional Promissory Note to the Affiliate in the principal amount of $100,000 (the “Second Affiliate Note”). The Second Affiliate Note was initially due on June 5, 2017 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of June 5, 2017. The Second Affiliate Note bears interest at the rate of 12% per annum, and provided for a $3,000 commitment fee, which fee was paid in February 2017. During the three and nine months ended December 31, 2018, there were no repayments made on the Second Affiliate Note. The Second Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of December 31, 2019 and March 31, 2019, the principal balance outstanding was $0 and $100,000, respectively.

As discussed above, the First Affiliate Note and Second Affiliate Note (collectively, the “Affiliate Notes”) were repaid on December 5, 2019. In lieu of repayment in cash, the Affiliate authorized that the principal balance due, in the aggregate amount of $125,000, be used for purposes of exercising stock options granted to Mr. Adams pursuant to our 2017 Non-Qualified Equity Incentive Plan (the “2017 Option Plan”). As a result, Mr. Adams was issued 2,083,333 shares of our common stock granted pursuant to the 2017 Option Plan. The aggregate purchase price upon exercise of these stock options was $125,000.

During the three months ended December 31, 2019 and 2018, we recorded interest expense of approximately $0 and $1,000, respectively, on the Carroll Note. During the nine months ended December 31, 2019 and 2018, we recorded interest expense of approximately $1,000 and $2,000, respectively, on the Carroll Note. During the three months ended December 31, 2019 and 2018, we recorded interest expense of approximately $4,000 and $4,000, respectively, on the Affiliate Notes. During the nine months ended December 31, 2019 and 2018, we recorded interest expense of approximately $10,000 and $10,000, respectively, on the Affiliate Notes.

7. Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted income per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 410,000 shares and 410,000 shares for the three and nine months ended December 31, 2019. Potentially dilutive shares, which were included in the diluted income per share calculations for the three and nine months ended December 31, 2018 were 1,220,008 shares and 1,137,025 shares.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

8. Income Taxes

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

We had no income tax credits for the three and nine months ended December 31, 2019 and 2018. The effective tax rates for the three and nine months ended December 31, 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

9. Promissory Notes

On April 26, 2016, we issued a Promissory Note to Khristine Carroll, our Executive VP of Commercial Operations in the principal amount of $25,000 (the “Carroll Note”). The Carroll Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The Carroll Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the nine months ended December 31, 2019 and 2018, we repaid $15,000 and $5,000 of principal on the Carroll Note. There were no repayments made on the Carroll Note during the three months ended December 31, 2018 and as of March 31, 2019 the principal balance outstanding was $15,000. The Carroll Note was fully repaid during the three months ended June 30, 2019, accordingly, there was no principal balance outstanding as of December 31, 2019.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

On April 26, 2016, we issued a Promissory Note to an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) in the principal amount of $25,000 (the “First Affiliate Note”). The First Affiliate Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The First Affiliate Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the three and nine months ended December 31, 2018, there were no repayments made on the First Affiliate Note. The First Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of December 31, 2019 and March 31, 2019, the principal balance outstanding was $0 and $25,000, respectively.

On December 5, 2016, we issued a second additional Promissory Note to the Affiliate in the principal amount of $100,000 (the “Second Affiliate Note”). The Second Affiliate Note was initially due on June 5, 2017 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of June 5, 2017. The Second Affiliate Note bears interest at the rate of 12% per annum, and provided for a $3,000 commitment fee, which fee was paid in February 2017. During the three and nine months ended December 31, 2018, there were no repayments made on the Second Affiliate Note. The Second Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of December 31, 2019 and March 31, 2019, the principal balance outstanding was $0 and $100,000, respectively.

As discussed above, the First Affiliate Note and Second Affiliate Note (collectively, the “Affiliate Notes”) were repaid on December 5, 2019. In lieu of repayment in cash, the Affiliate authorized that the principal balance due, in the aggregate amount of $125,000, be used for purposes of exercising stock options granted to Mr. Adams pursuant to our 2017 Non-Qualified Equity Incentive Plan (the “2017 Option Plan”). As a result, Mr. Adams was issued 2,083,333 shares of our common stock granted pursuant to the 2017 Option Plan. The aggregate purchase price upon exercise of these stock options was $125,000.

During the three months ended December 31, 2019 and 2018, we recorded interest expense of approximately $0 and $1,000, respectively, on the Carroll Note. During the nine months ended December 31, 2019 and 2018, we recorded interest expense of approximately $1,000 and $2,000, respectively, on the Carroll Note. During the three months ended December 31, 2019 and 2018, we recorded interest expense of approximately $4,000 and $4,000, respectively, on the Affiliate Notes. During the nine months ended December 31, 2019 and 2018, we recorded interest expense of approximately $10,000 and $10,000, respectively, on the Affiliate Notes.

10. Long-Term Financing Obligation

On December 22, 2011, we entered into an agreement with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. Pursuant to a lease agreement, the initial minimum lease term is 15 years. At the end of the initial minimum lease term, we have the option to renew the lease for three periods of five years each. In addition, we provided, as collateral, a security interest in all furnishings, fixtures and equipment owned and used by us, having a net book value of approximately $0 as of December 31, 2019. For accounting purposes, the provision of such collateral constitutes continuing involvement with the associated property. Due to this continuing involvement, this sale-leaseback transaction is accounted for under the financing method, rather than as a completed sale. Under the financing method, we include the sales proceeds received as a financing obligation. As of December 31, 2019 and March 31, 2019, the total financing obligation was $1,986,000, respectively, and accrued interest on financing obligation was approximately $155,000 and $168,000, respectively. Through December 2018, interest on the financing obligation exceeded the minimum lease payments, accordingly the principal remains constant through that date. After December 2018, the minimum lease payment will exceed interest and principal will be reduced by the excess of minimum lease payment over interest. The building, building improvements and land remain on the condensed balance sheet and the building and building improvements will continue to be depreciated over their remaining useful lives. Payments made under the lease are applied as payments of imputed interest and deemed principal on the underlying financing obligation.

In connection with the sale of substantially all of our assets to Mitsubishi Chemical Performance Polymers, Inc. (“MCPP”), which was completed on January 31, 2020 (the “Closing Date”), our lease with the independent third-party owner of the building was assigned to MCPP. As a result, subsequent to the Closing Date, we have no further obligations with respect to the lease agreement.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

11. Stockholders’ Deficit

Common Stock Warrants

On July 22, 2015, we engaged the services of a financial and strategic advisor (the “Advisor”) whose services include, but are not limited to, financial advice, strategic advice and investment banking services. In connection with this engagement, we agreed to compensate the Advisor approximately $4,000 per quarter for a one-year period and we issued them a warrant to purchase 830,500 shares of our common stock at an exercise price of $0.03 per share, the approximate fair value of our common stock on the date of the engagement. The warrant is exercisable at any time until July 21, 2025. The warrant was valued at approximately $28,000 using the Black-Scholes model and treated as permanent equity.

On November 27, 2019, the Advisor exercised the warrant to purchase 830,500 shares of our common stock in consideration of approximately $25,000 in cash.

Common Stock Options

On December 5, 2019, our directors and certain employees exercised options to purchase 656,250 shares of our common stock pursuant to grants made under the 2003 Stock Option Plan. In consideration for the exercise of these options we received approximately $40,000 in cash.

On August 17, 2017, Michael Adams, our chief executive officer, was granted an option to purchase 2,500,000 shares of our common stock (the “Adams Option”) at an exercise price of $0.06 per share pursuant to the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”). On December 5, 2019, Mr. Adams effected a partial exercise of the Adams Option and purchased 2,083,333 shares of our common stock. As consideration for the exercise of a portion of the Adams Option, an affiliate of Mr. Adams authorized that the principal balance due on the Affiliate Notes, previously described in Notes 6 and 11, in the aggregate amount of $125,000, be used for purposes of exercising this portion of the Adams Option. Additionally, on December 5, 2019, Mr. Adams exercised the remaining 416,667 shares exercisable pursuant to the Adams Option, by means of a cashless exercise. As a result of the cashless exercise, Mr. Adams was issued 291,667 shares of our common stock. We received no cash proceeds in connection with this cashless exercise.

On various dates from August 17, 2017 through December 13, 2018, our directors, certain employees and one consultant (the “Grantees”) were granted options to purchase 4,050,000 shares of our common stock at exercise prices ranging from $0.04 per share to $0.06 per share pursuant to the 2017 Plan. On December 5, 2019, the Grantees exercised their options to purchase 4,050,000 shares of our common stock, by means of a cashless exercise. As a result of the cashless exercise, the Grantees were issued 2,910,000 shares of our common stock. We received no cash proceeds in connection with this cashless exercise.

12. Stock-Based Compensation

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

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

Activity under the 2003 Plan for the nine months ended December 31, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2019	1,788,750	$0.20	2.03	$20
Granted	-
Exercised	(656,250)
Cancelled or forfeited	(722,500)	$0.29
Options outstanding as of December 31, 2019	410,000	$0.27	0.23	$1
Options exercisable as of December 31, 2019	410,000	$0.27	0.23	$1
Options vested or expected to vest as of December 31, 2019	410,000	$0.27	0.23	$1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2019 of $0.165 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2019.

On December 5, 2019, our directors and certain employees exercised options to purchase 656,250 shares of our common stock pursuant to grants made under the 2003 Plan. In consideration for the exercise of these options we received approximately $40,000 in cash. There were no stock options exercised under the 2003 Plan for the three and nine months ended December 31, 2018. As of December 31, 2019, there were no shares remaining to be granted under the 2003 Plan.

For the three and nine months ended December 31, 2019 and 2018, we recorded no stock-based compensation expense for options pursuant to the 2003 Plan. As of December 31, 2019, we had no unrecognized compensation cost related to stock options.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. Under the terms of the 2017 Plan, the exercise price of stock options issued under the 2017 Plan must be equal to the fair market value of the common stock at the date of grant. Options granted expire ten years from the grant date. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. There were no additional stock options granted pursuant to the 2017 Plan for the period subsequent to December 31, 2018. In determining the fair value of the options granted pursuant to the 2017 Plan, we utilized the Black-Scholes pricing model utilizing the following assumptions:

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

On August 17, 2017, Michael Adams, our chief executive officer, was granted an option to purchase 2,500,000 shares of our common stock (the “Adams Option”) at an exercise price of $0.06 per share pursuant to the 2017 Plan. On December 5, 2019, Mr. Adams effected a partial exercise of the Adams Option and purchased 2,083,333 shares of our common stock. As consideration for the exercise of a portion of the Adams Option, an affiliate of Mr. Adams authorized that the principal balance due on the Affiliate Notes, previously described in Notes 6 and 11, in the aggregate amount of $125,000, be used for purposes of exercising this portion of the Adams Option. Additionally, on December 5, 2019, Mr. Adams exercised the remaining 416,667 shares exercisable pursuant to the Adams Option, by means of a cashless exercise. As a result of the cashless exercise, Mr. Adams was issued 291,667 shares of our common stock. We received no cash proceeds in connection with this cashless exercise.

ADVANSOURCE BIOMATERIALS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

On various dates from August 17, 2017 through December 13, 2018, our directors, certain employees and one consultant (the “Grantees”) were granted options to purchase 4,050,000 shares of our common stock at exercise prices ranging from $0.04 per share to $0.06 per share pursuant to the 2017 Plan. On December 5, 2019, the Grantees exercised their options to purchase 4,050,000 shares of our common stock, by means of a cashless exercise. As a result of the cashless exercise, the Grantees were issued 2,910,000 shares of our common stock. We received no cash proceeds in connection with this cashless exercise.

As of December 31, 2019, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

13. Concentrations of Credit Risk and Major Customers

For the three months ended December 31, 2019 and 2018, two customers represented approximately 49% of our total revenues from discontinued operations and three customers represented approximately 66% of our total revenues, respectively.

For the nine months ended December 31, 2019 and 2018, three customers represented approximately 52% of our total revenues from discontinued operations and three customers represented approximately 53% of our total revenues, respectively.

As of December 31, 2019, we had accounts receivable-trade of approximately $100,000, or 47%, due from two customers. As of March 31, 2019, we had accounts receivable-trade of approximately $61,000, or 13%, due from one customer.

As of December 31, 2019 and March 31, 2019, we had approximately $343,000 due from two customers and $185,000 due from two customers, respectively, related to receivables on license fees and royalties. These amounts are classified as accounts receivable-other in our balance sheets.

14. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

15. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and, other than as discussed below, we determined that we did not have any other material recognizable subsequent events.

On November 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”), pursuant to which we agreed to sell substantially all of our assets to MCPP on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the Asset Sale, MCPP agreed to pay us $7,250,000. The Purchase Agreement and the consummation of the transactions contemplated thereby required us to receive the requisite approval from our stockholders. On January 21, 2020, we held a special meeting of stockholders at which time the stockholders authorized and approved the Purchase Agreement. On January 31, 2020, we completed the Asset Sale. In connection with the closing of the Asset Sale, MCPP paid us a cash payment of $7,250,000 of which approximately $1,150,000 was immediately disbursed to satisfy approximately $567,000 of transaction and legal costs; approximately $483,000 of facility related obligations; and $100,000 for agreed upon contingent facility maintenance costs.

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

Business

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our efforts in engaging with an operating company subsequent to the Closing Date has not yet commenced, our activities are subject to significant risks and uncertainties, including the need to raise additional capital if we are unable to identify an operating company desiring to acquire or merge with us.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

We do not intend to restrict our consideration to any particular business or industry segment. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2019. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2019.

Results of Operations

As a result of the Asset Sale described above, which closed on January 31, 2020, our sole business operations of developing, manufacturing, marketing and selling of advanced polymers ceased. Accordingly, we have recorded all operations for the three- and nine-month period ended December 31, 2019 as discontinued operations. The following separately presents our results of continuing operations, which are composed of costs necessary to operate as a public company; and results of our discontinued operations, composed revenue and costs of operating the advanced polymer business.

Results of Continuing Operations

Our loss from continuing operations represents those costs necessary to operate a public company. During the three months ended December 31, 2019 and 2018, these costs were approximately $65,000 and $54,000, respectively, an increase of $11,000 or 20.3%. During the nine months ended December 31, 2019 and 2018, these costs were approximately $185,000 and $152,000, respectively, an increase of $33,000 or 21.7%. These costs were composed of accounting fees, professional fees, regulatory fees, board of directors fees, and director and officer liability insurance premiums.

Results of Discontinued Operations

For the Three Months Ended December 31, 2019 vs December 31, 2018

Revenues

Total revenues from discontinued operations for the three months ended December 31, 2019 were approximately $808,000 as compared with approximately $889,000 for the prior year period, a decrease of approximately $81,000, or 9.1%.

Product sales from discontinued operations for the three months ended December 31, 2019 were approximately $457,000 as compared with approximately $608,000 for the prior year period, a decrease of approximately $151,000, or 24.8%. The decrease is due to reductions in product shipments to certain key customers.

License and royalty fees from discontinued operations for the three months ended December 31, 2019 were approximately $351,000 as compared with approximately $281,000 for the prior year period, an increase of approximately $70,000 or 24.9%. License and royalty fees increased primarily as a result of minimum royalties earned at calendar year-end pursuant to an arrangement with one of two customers with whom we have royalty arrangements.

Gross Profit

Gross profit on total revenues from discontinued operations for the three months ended December 31, 2019 was approximately $614,000, or 76.0% of total revenues, compared with approximately $630,000, or 70.9% of total revenues, for the prior year period. Gross profit dollars for the three months ended December 31, 2019 decreased as compared to the prior year period as a result of decreased product sales. Gross profit as a percentage of total revenues for the three months ended December 31, 2019 as compared to the prior year period increased primarily due to increased fees from royalties.

Gross profit on product sales from discontinued operations for the three months ended December 31, 2019 was approximately $263,000, or 57.6% of product sales, compared with approximately $349,000, or 57.4% of product sales, for the prior year period. Although gross profit as a percentage of product sales remained fairly stable for the three months ended December 31, 2019, gross profit dollars decreased primarily due to decreased product sales in the three months ended December 31, 2019 as compared to the comparable prior year period.

Research, Development and Regulatory Expenses

Research and development expenses of discontinued operations for the three months ended December 31, 2019 were approximately $103,000 as compared with approximately $77,000 for the prior year period, an increase of approximately $26,000, or 33.8%. Research and development expense increased primarily as a result of increases in payroll costs and outside services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of discontinued operations for the three months ended December 31, 2019 were approximately $495,000 as compared with approximately $271,000 for the prior year period, an increase of approximately $224,000, or 82.7%. Selling, general and administrative expenses primarily increased as a result of increases in payroll costs in the sales and marketing department, executive management bonus, and outside consulting services.

Gain on Disposition of Sale-Leaseback Assets

Gain on disposition of sale-leaseback assets for the three months ended December 31, 2019 was approximately $34,000 as compared to approximately $348,000 for the comparable prior year period, a decrease of approximately $314,000. The decrease is primarily a result of recording the affect of the gain on the disposition of sale-leaseback assets in the prior year period.

Interest Expense

Interest expense of continuing operations for the three months ended December 31, 2019 was approximately $136,000 as compared to approximately $94,000 for the comparable prior year period, an increase of $42,000 or 44.7%. Interest expense is composed primarily of (i) interest accrued in connection with the financing obligation of approximately $87,000 and $88,000 for the three months ended December 31, 2019 and 2018, respectively; and (ii) accrual of interest of approximately $32,000 on facility lease obligations for the three months ended December 31, 2019.

For the Nine Months Ended December 31, 2019 vs December 31, 2018

Revenues

Total revenues from discontinued operations for the nine months ended December 31, 2019 were approximately $2,435,000 as compared with approximately $2,272,000 for the prior year period, an increase of approximately $163,000, or 7.2%.

Product sales from discontinued operations for the nine months ended December 31, 2019 were approximately $1,632,000 as compared with approximately $1,564,000 for the prior year period, an increase of approximately $68,000, or 4.4%. The slight increase is due to greater product shipments to certain key customers during the two fiscal quarters ended September 30, 2019 which offset the reduced product shipments during the fiscal quarter ended December 31, 2019.

License and royalty fees from discontinued operations for the nine months ended December 31, 2019 were approximately $803,000 as compared with approximately $708,000 for the prior year period, an increase of approximately $95,000 or 13.4%. License and royalty fees increased primarily as a result of minimum royalties earned at calendar year-end pursuant to an arrangement with one of two customers with whom we have royalty arrangements.

Gross Profit

Gross profit on total revenues from discontinued operations for the nine months ended December 31, 2019 was approximately $1,794,000, or 73.7% of total revenues, compared with approximately $1,602,000, or 70.5% of total revenues, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the nine months ended December 31, 2019 increased as compared to the prior year period as a result of slight increases in both product sales and royalties.

Gross profit on product sales from discontinued operations for the nine months ended December 31, 2019 was approximately $991,000, or 60.7% of product sales, compared with approximately $894,000, or 57.2% of product sales, for the prior year period. Gross profit dollars and gross profit as a percentage of total revenues for the nine months ended December 31, 2019 increased as compared to the prior year period as a result of the increase in product sales.

Research, Development and Regulatory Expenses

Research and development expenses of discontinued operations for the nine months ended December 31, 2019 were approximately $280,000 as compared with approximately $253,000 for the prior year period, an increase of approximately $27,000, or 10.7%. Research and development expense increased primarily as a result of increases in payroll costs and outside services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of discontinued operations for the nine months ended December 31, 2019 were approximately $1,049,000 as compared with approximately $847,000 for the prior year period, an increase of approximately $202,000, or 23.9%. Selling, general and administrative expenses primarily increased as a result of increases in payroll costs in the sales and marketing department, executive management bonus, and outside consulting services.

Gain on Disposition of Sale-Leaseback Assets

Gain on disposition of sale-leaseback assets for the three months ended December 31, 2019 was approximately $34,000 as compared to approximately $382,000 for the comparable prior year period, a decrease of approximately $314,000. The decrease is primarily a result of recording the affect of the gain on the disposition of sale-leaseback assets in the prior year period.

Interest Expense

Interest expense of continuing operations for the nine months ended December 31, 2019 was approximately $370,000 as compared to approximately $282,000 for the comparable prior year period, an increase of $88,000 or 31.2%. Interest expense is composed primarily of (i) interest accrued in connection with the financing obligation of approximately $262,000 and $263,000 for the nine months ended December 31, 2019 and 2018, respectively; (ii) accrual of interest of approximately $32,000 on facility lease obligations for the nine months ended December 31, 2019; and (iii) accrual of interest of approximately $46,000 on local regulatory obligations for the nine months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of approximately $447,000 as compared to a cash balance of approximately $172,000 as of March 31, 2019.

During the nine months ended December 31, 2019, we had net cash of approximately $225,000 provided by operating activities as compared with net cash of approximately $22,000 used in operating activities for the prior year period. Our cash flows provided by operating activities of continuing operations in the approximate amount of $118,000 for the nine months ended December 31, 2019 consisted primarily of (i) collections of accounts receivable-trade of approximately $270,000; (ii) increases in aggregate accounts payable and accrued expenses of approximately $134,000; and (iii) increase in customer advances of approximately $167,000 of which approximately $191,000 represented and advance from one customer for future shipments. These cash flows provided by operating activities of continuing operations were primarily offset by (i) our loss from continuing operations of $185,000; (ii) increases of accounts receivables on royalty arrangements of approximately $100,000; and (iii) increases of prepaid expenses for professional fees related to the sale of asset transaction. Our cash flows used in operating activities of continuing operations in the approximate amount of $317,000 for the nine months ended December 31, 2018 consisted primarily of (i) our loss from continuing operations of approximately $152,000; (ii) increases in accounts receivable-trade of approximately $234,000; and (iii) decreases in aggregate accounts payable, accrued expenses and customer advances of approximately $77,000. These cash flows used in operating activities of continuing operations were primarily offset by increases of collections on accounts receivables on royalty arrangements of approximately $127,000.

Our cash flows provided by operating activities of discontinued operations in the approximate amount of $107,000 for the nine months ended December 31, 2019 consisted primarily of income from discontinued operations of approximately $129,000 offset by the additional net gain on disposition of sale-leaseback asset and extinguishment of long-term financing obligation of approximately $34,000. Our cash flows provided by operating activities of discontinued operations in the approximate amount of $295,000 for the nine months ended December 31, 2018 consisted primarily of income from discontinued operations of approximately $602,000 offset by the net gain on disposition of sale-leaseback asset and extinguishment of long-term financing obligation of approximately $382,000.

During the nine months ended December 31, 2019, we provided cash of $50,000 for financing activities. We issued 830,500 shares and 656,250 shares of our common stock pursuant to the exercise of common stock purchase warrants and incentive stock options, respectively, which were purchased for cash in the approximate aggregate amount of $65,000. We also repaid two notes payable to an affiliate of our chief executive officer, in the aggregate principal amount of $125,000. In lieu of a cash payment for the repayment of these notes, the affiliate allowed our chief executive officer to exercise a portion of his non-qualified stock options to purchase 2,083,333 shares of our common stock. We issued an additional 3,201,667 shares of our common stock pursuant to the cashless exercise of non-qualified stock options granted to our directors, employees and a consultant.

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provide critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our efforts in engaging with an operating company subsequent to the Closing Date has not yet commenced, our activities are subject to significant risks and uncertainties, including the need to raise additional capital if we are unable to identify an operating company desiring to acquire or merge with us.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2019, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. On the Closing Date we received net proceeds from the Asset Sale of approximately $6,100,000. Within ninety (90) days of the Closing Date, the Board of Directors is expected to declare a distribution of the net proceeds from the Asset Sale, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company for the purpose of effecting a merger or business combination, or to acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

We do not intend to restrict our consideration to any particular business or industry segment. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

Commitments

We do not have any long-term commitments at December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of December 31, 2019 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On November 27, 2019, we issued 830,500 shares of our common stock to an advisor upon the exercise of common stock purchase warrant that was granted to the advisor on July 22, 2015.

On December 5, 2019, we issued to our directors and certain employees a total of 656,250 shares of our common stock upon the exercise of incentive and non-qualified stock options granted pursuant to the terms of our 2003 Stock Option Plan.

On December 5, 2019, we issued to our directors, certain employees and one consultant a total of 5,285,000 shares of our common stock upon the exercise of non-qualified stock options granted pursuant to the terms of our 2017 Non-Qualified Equity Incentive Plan.

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

Dated: April 1, 2020

