Form 10-K
period 2020-03-31
EKIMAS Corp
filed 2021-07-16
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-28034

EKIMAS Corporation
(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Washington Street, Canton, Massachusetts	02021
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 par value per share	None
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is an emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of July 16, 2021, 28,262,371 shares of the registrant’s Common Stock were outstanding. As of September 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $3,715,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EKIMAS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2020

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K. For example, given the cessation of our operations as a developer, manufacturer, marketer and seller of advanced polymers on January 31, 2020, resulting from the sale of substantially all of our assets to an independent third party, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. If we are unable to effect a transaction with an operating company or investor, we may be required to cease all operations, including liquidation through bankruptcy proceedings. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. In addition, you should read and carefully consider the Risk Factors discussed in Part I, Item 1A of this Form 10K. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

General

Business Description

On January 31, 2020, EKIMAS Corporation (the “Company”), formerly AdvanSource Biomaterials Corporation, sold substantially all of its assets, pursuant to an asset purchase agreement dated November 25, 2019 as approved by the Company’s stockholders on January 21, 2020, to Mitsubishi Chemical Performance Polymers, Inc. for a total purchase price of $7,250,000. As a result, we ceased operating as a manufacturer and seller of advanced polymers. Subsequent to January 31, 2020, we became engaged in efforts to identify an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. Although certain opportunities have been investigated to determine whether a potential merger or investment opportunity could add value for the benefit of our shareholders, we have not yet entered into any binding arrangements.

Corporate History

We were founded in 1993 as a subsidiary of PolyMedica Corporation (“PolyMedica”). In June 1996, PolyMedica distributed all of the shares of CardioTech International, Inc.’s common stock, par value $0.01 per share, which PolyMedica owned, to PolyMedica stockholders of record. We were engaged in the business of developing advanced polymer materials for use in medical devices designed for treating a broad range of anatomical sites and disease states. In July 1999, we acquired the assets of Tyndale-Plains-Hunter (“TPH”), a manufacturer of specialty hydrophilic polyurethanes.

In April 2001, we acquired Catheter and Disposables Technology, Inc. (“CDT”), a contract manufacturer of advanced disposable medical devices. In April 2003, we acquired Gish Biomedical, Inc. (“Gish”), a manufacturer of single use cardiopulmonary bypass products. In the development of our business model, we reviewed the strategic fit of our various business operations and determined that CDT and Gish did not fit our strategic direction. Gish was sold in July 2007 and CDT was sold in March 2008.

Effective October 26, 2007, pursuant to stockholder approval, we were reincorporated from a Massachusetts corporation to a Delaware corporation. We changed our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation, effective October 15, 2008.

On November 25, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”) for the sale of substantially all of our assets for a total purchase price of $7,250,000. The Asset Purchase Agreement was approved by our stockholders on January 21, 2020. As a result, we ceased operating as a manufacturer and seller of advanced polymers on January 31, 2020 (the “Closing Date”). Subsequent to the Closing Date, we became engaged in efforts to identify an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. Although certain opportunities have been investigated to determine whether a potential merger or investment opportunity could add value for the benefit of our shareholders, we have not yet entered into any binding arrangements.

On March 3, 2020, we filed a Certificate of Amendment to the Company’s Certificate of Incorporation, which amendment was unanimously approved by our Board of Directors, to change our name AdvanSource Biomaterials Corporation to EKIMAS Corporation.

Employees

As of March 31, 2020, we had no employees. Since February 1, 2020, Mr. Michael Adams, has served as our chief executive officer in a consultative capacity.

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

We have no operations and minimal assets, which raises substantial doubt about our ability to return any additional value to our stockholders.

On November 25, 2019, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”) for the sale of substantially all of our assets for a total purchase price of $7,250,000 (the “Asset Sale”). The Asset Purchase Agreement was approved by our stockholders on January 21, 2020. As a result, we ceased operating as a manufacturer and seller of advanced polymers on January 31, 2020 (the “Closing Date”). Subsequent to the Closing Date, we became engaged in efforts to identify an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. Although certain opportunities have been investigated to determine whether a potential merger or investment opportunity could add value for the benefit of our shareholders, we have not yet entered into any binding arrangements and there are no assurances that we will be successful in our efforts. If we are not successful, our management and the board of directors may determine it to be in our best interest and the best interest of our stockholders to liquidate the Company and terminate our existence, which would result in a complete loss in the value of our common stock.

We have no active market for our shares.

As a result of the Asset Sale and cessation of operations as a manufacturer and seller of advanced polymers, the we believe the costs associated with continued listing on the QB Tier of the OTC Markets outweigh the benefits of remaining on the QB Tier. Accordingly, in July 2020, we notified the OTC Markets of our intent to be delisted from the QB Tier and to be listed on the OTC Markets Pink Tier. Effective August 1, 2020, our shares were listed on the OTC Markets Pink Tier. Notwithstanding our voluntary request for delisting to the OTC Pink Tier of the OTC Markets, we will use our best efforts and available resources to remain in compliance with the reporting requirements set forth for QB Tier company, however, there can be no assurances that we will have the financial or human resources necessary to file timely reports, if filed at all, with the Securities and Exchange Commission pursuant to the regulatory requirements of the Securities Acts of 1933 or 1934.

We may be subject to the applicability of low-priced stock risk disclosure requirements.

Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describe the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market.

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2020, there were 28,339,063 shares of our common stock issued and 28,262,371 shares of our common stock outstanding. As of March 31, 2020, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2010. All shares underlying vested options and warrants granted prior to March 31, 2020 have been exercised, resulting in the issuance of an aggregate of 6,771,750 shares of our common stock, and are included in the total number of shares of our common stock issued and outstanding as of March 31, 2020. As of March 31, 2020, we had 160,000 shares of outstanding stock options pursuant to the 2003 Stock Option Plan and 450,000 shares of outstanding stock options pursuant to our 2017 Non-Qualified Equity Incentive Plan available for grant. If these remaining options are granted, our stockholders will also experience dilution upon the exercise of future option grants. In addition, in the event that any future financing, acquisition, or consideration for services rendered should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

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

Prior to August 1, 2020, our common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” Effective August 1, 2020, we voluntarily downgraded to the OTC PINK tier of the OTC Markets.

On January 31, 2020 (the “Closing Date”), we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company (the “Potential Target”) to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. Currently, we have not executed any definitive agreements with any Potential Targets and there can be no assurance that a definitive agreement will be executed with a Potential Target. Our activities are subject to significant risks and uncertainties, including the need to raise additional capital if we are unable unable to execute a definitive agreement with a Potential Target desiring to acquire or merge with us. As a result, we believed the costs associated with continued quotation on the QB Tier of the OTC Markets outweighed the benefits of remaining on the QB Tier. Given the limited resources available to us, there can be no assurance that we will remain in compliance with the reporting requirements required of the OTC Markets. As a result, trading of our common stock on the OTC Markets could be curtailed or halted indefinitely and we could be subjected to delisting entirely.

As of June 21, 2021, there were approximately 318 stockholders of record. The last sale price as quoted by the PINK tier of The OTC Markets on July 12, 2021 was $0.0186 per share.

On April 23, 2020, we paid a special cash distribution of $0.18 per share to shareholders of record as of April 16, 2020 resulting in a total distribution of approximately $5,087,000.

We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2020 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	160,000	(1)	$0.025	-
Equity compensation plans approved by board of directors	-	(2)	-	450,000
	160,000			450,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the AdvanSource 2003 Stock Option Plan (the “2003 Plan”) that has been approved by our stockholders. There were stock options exercised under the 2003 Plan during the fiscal year ended March 31, 2020 resulting in the issuance of 656,250 shares of our common stock. There were no stock options exercised under the 2003 Plan for the fiscal year ended March 31, 2019. As of March 31, 2020 and 2019, there were no shares remaining to be granted under the 2003 Plan.

(2)	This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were stock options granted under the 2017 Plan on various dates from August 17, 2017 through December 31, 2018 which were exercisable into 6,550,000 shares of our common stock. During December 2019, 4,466,667 shares of the 6,550,000 shares were exercised on a cashless basis, pursuant to the terms of the 2017 Plan, resulting in the issuance of 3,201,667 shares of our common stock. An additional 2,083,333 shares were issued upon exercise of the option in consideration for cash. Accordingly, we issued a total of 5,285,000 shares of our common stock upon exercise of the options granted pursuant to the 2017 Plan. There were no stock options exercised under the 2017 Plan for the fiscal year ended March 31, 2019. As of March 31, 2020, there were 450,000 shares remaining to be granted under the 2017 Plan.

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

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2020 and 2019. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2020” or our “2020 fiscal year” refer to the fiscal year ended March 31, 2020.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies are as follows:

●	Revenue Recognition. We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the year ended March 31, 2019.

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

Prior to the Closing Date, we had two separate and distinct performance obligations offered to our customers: a product sales performance obligation and a licensing and royalty performance obligation. These performance obligations were related to separate revenue streams and at no point were they combined into a single transaction.

We generated the majority of our revenue from product sales, and to a lesser extent from fees generated from licensing and royalty arrangements primarily with two customers. Our revenue related to product sales was recognized upon shipment, provided that a purchase order had been received or a contract had been executed, there were no uncertainties regarding customer acceptance, the sales price was fixed or determinable and collection was deemed reasonably assured. If uncertainties regarding customer acceptance existed, we would recognize revenues when those uncertainties were resolved and title had been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue. Our revenue related to licensing and royalty arrangements was recognized in accordance with the terms of the arrangements which typically provide for quarterly payment of exclusivity fees and royalties earned on the sale of customer products on a quarterly basis.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers subsequent to the Closing Date. As a result, we did not generate revenues for the periods subsequent to January 31, 2020 through the date of filing of this Annual Report on Form 10-K. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control (a “Merger Transaction”). As a result, management has no intention of engaging in revenue generating activity until such time that a Merger Transaction occurs. There can be no assurance that we will engage in a Merger Transaction.

●	Accounts Receivable Valuation. We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2020, we have approximately $63,000 in accounts receivable from 12 customers (the “Retained Accounts Receivable”). The Retained Accounts Receivable balance was a result of product sales made prior to the Closing Date and retained by us pursuant to the terms of the Asset Sale agreements. Subsequent to March 31, 2020, all Retained Accounts Receivable balances were collected.

●	Inventory Valuation. Prior to the Closing Date, we value our inventory at the lower of our actual cost or the current estimated market value. We regularly reviewed inventory quantities on hand and inventory commitments with suppliers and recorded a provision for excess and obsolete inventory based primarily on our historical usage for the prior twelve-month period. Although we made every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have had a significant impact on the value of our inventory and our reported operating results. As a result of management’s intention to engage in no further revenue generating activity, we ceased to maintain or acquire inventory as of the Closing Date of the Asset Sale.

●	Long-Lived Assets. Prior to the Closing Date, we evaluated our long-lived assets, which included property and equipment, for impairment as events and circumstances may have indicated that the carrying amount may not be recoverable. We evaluated the realizability of our long-lived assets based primarily on reviews of results of sales of similar assets and independent appraisals. As a result of the indicators of impairment described above, we evaluated the recoverability of our property and equipment as of March 31, 2019 and determined that there existed no impairment of our long-lived assets. As of the Closing Date of the Asset Sale, all long-lived assets were sold and we no longer own or intend to acquire any other long-lived assets.

●	Stock-Based Compensation. As a result of the Asset Sale, management and our Board of Directors have decided that no further stock option grants will be made until such time that a merger Transaction can be effected, if ever. Prior to the Closing Date, we made certain assumptions in order to value our stock-based compensation. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

●	the stock option exercise price;

●	the expected term of the option;

●	the grant date price of our common stock, which is issuable upon exercise of the option;

●	the expected volatility of our common stock;

●	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

●	the risk free interest rate for the expected option term.

We are also required to estimate the level of pre-vesting award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. Due to the exercise of substantially all of our options, we have estimated a zero forfeiture rate. As of March 31, 2020, there were fully vested options exercisable into 160,000 shares of our common stock pursuant to the 2003 Stock Option Plan. As a result of the termination of all of our employees on the Closing Date of the Asset Sale, all options exercisable into 160,000 shares of our common stock were terminated on April 30, 2020 pursuant to the provisions of the 2003 Stock Option Plan.

Results of Operations

As a result of the Asset Sale described above, which closed on January 31, 2020, our sole business operations of developing, manufacturing, marketing and selling of advanced polymers ceased. Accordingly, we have recorded all operations for the fiscal years ended March 31, 2020 and 2019 as discontinued operations. The following separately presents our results of continuing operations, which are composed of costs necessary to operate as a public company; and results of our discontinued operations, composed of revenue and costs of operating the advanced polymer business.

Results of Continuing Operations

Our loss from continuing operations represents those costs necessary to operate a public company. During the fiscal years ended March 31, 2020 and 2019, these costs were approximately $246,000 and $172,000, respectively, an increase of approximately $74,000 or 43.0%. These costs were composed of accounting fees, professional fees, regulatory fees, board of directors’ fees, and director and officer liability insurance premiums.

Results of Discontinued Operations

Given that the Asset Sale closing date was January 31, 2020, the results from discontinued operations for the fiscal year ended March 31, 2020 represents only 10 months of operating activity as compared to 12 months of operating activity for the fiscal year ended March 31, 2019. Accordingly, the comparative analysis of operating activity for discontinued operations may not be meaningful.

Fiscal Year Ended March 31, 2020 vs. March 31, 2019

Revenues

Total revenues from discontinued operations for the fiscal year ended March 31, 2020 were approximately $2,698,000 as compared with approximately $3,347,000 for the prior year period. Product sales from discontinued operations for the fiscal year ended March 31, 2020 were approximately $1,839,000 as compared with approximately $2,409,000 for the prior year period. License and royalty fees from discontinued operations for the fiscal year ended March 31, 2020 were approximately $859,000 as compared with approximately $938,000 for the prior year period. The decrease in total revenues, revenues by product and license and royalty fees is primarily a result of reporting 10 months of operating activity for the fiscal year ended March 31, 2020 as compared to 12 months of operating activity for the fiscal year ended March 31, 2019. Management did not recognize any adverse trends in revenue generating activity.

Gross Profit

Gross profit on total revenues from discontinued operations for the fiscal year ended March 31, 2020 was approximately $1,979,000, or 73.4% of total revenues, compared with approximately $2,470,000, or 73.8% of total revenues, for the prior year period. Gross profit dollars for the fiscal year ended March 31, 2020 decreased as compared to the prior year period as a result of reporting 10 months of operating activity for the fiscal year ended March 31, 2020 as compared to 12 months of operating activity for the fiscal year ended March 31, 2019. Gross profit as a percentage of total revenues remained relatively stable.

Gross profit on product sales from discontinued operations for the fiscal year ended March 31, 2020 was approximately $1,120,000, or 60.9% of product sales, compared with approximately $1,532,000, or 63.6% of product sales, for the prior year period. Gross profit dollars for the fiscal year ended March 31, 2020 decreased as compared to the prior year period as a result of reporting 10 months of operating activity for the fiscal year ended March 31, 2020 as compared to 12 months of operating activity for the fiscal year ended March 31, 2019. Gross profit as a percentage of total revenues for the fiscal year ended March 31, 2020 increased slightly as compared to the prior year period.

Research, Development and Regulatory Expenses

Research, development and regulatory expenses of discontinued operations for the fiscal year ended March 31, 2020 were approximately $314,000 as compared with approximately $345,000 for the prior year period, a decrease of approximately $31,000, or 9.0%. The decrease in research, development and regulatory expenses is primarily a result of reporting 10 months of operating activity for the fiscal year ended March 31, 2020 as compared to 12 months of operating activity for the fiscal year ended March 31, 2019. Management did not recognize any adverse trends in research, development and regulatory activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of discontinued operations for the fiscal year ended March 31, 2020 were approximately $1,277,000 as compared with approximately $1,202,000 for the comparable prior year period, an increase of approximately $75,000 or 6.2%. The increase in selling, general and administrative expenses is primarily a result of a bonus of approximately $151,000 awarded to our chief executive officer. This increase was offset by the effect of reporting 10 months of operating activity for the fiscal year ended March 31, 2020 as compared to 12 months of operating activity for the fiscal year ended March 31, 2019. Management did not recognize any adverse trends in selling, general and administrative activity.

Interest Expense

Interest expense of discontinued operations for the fiscal year ended March 31, 2020 was approximately $398,000 as compared to approximately $417,000 for the comparable prior year period, a decrease of approximately $19,000 or 4.6%. The decrease in interest expense is primarily a result of reporting 10 months of operating activity for the fiscal year ended March 31, 2020 as compared to 12 months of operating activity for the fiscal year ended March 31, 2019.I

Liquidity, Capital Resources and Going Concern

As of March 31, 2020, we had cash of approximately $5,538,000, an increase of approximately $5,366,000 when compared with a balance of approximately $172,000 as of March 31, 2019.

During the fiscal year ended March 31, 2020, we had net cash of approximately $5,333,000 provided by operating activities as compared with net cash of approximately $31,000 used in operating activities for the comparable prior year period. Our uses of cash for operating activities have primarily consisted of professional and consulting fees. As a result of the Asset Sale, we realized a gain of approximately $5,708,000 during the fiscal year ended March 31, 2020.

During the fiscal year ended March 31, 2020, we had net cash of approximately $16,000 used in investing activities as compared to net cash of approximately $88,000 provided by investing activities during the fiscal year ended March 31, 2019.

During the year ended March 31, 2020, we had net cash of approximately $49,000 provided by financing activities due to the issuance of common stock upon the exercise of stock options and warrants which increases were offset by the repayment of $140,000 of principal on our related party promissory notes.

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total gross purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provide critical characteristics in the design and development of medical devices. As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify potential operating companies interested in merging into us through an equity-based exchange transaction that would likely result in a change in control. As our efforts in engaging with an operating company subsequent to the Closing Date has not resulted in the execution of a definitive agreement to consummate such a transaction, our activities are subject to significant risks and uncertainties, including the need to raise additional capital if we are unable to identify an operating company desiring to acquire or merge with us.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. On the Closing Date we received net proceeds from the Asset Sale of approximately $6,100,000. After giving effect to (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and operations, our Board of Directors approved a special cash distribution of $0.18 per share. The cash distribution of approximately $5,087,000 was paid on April 23, 2020 to shareholders of record as of April 16, 2020. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2020 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2020, our internal control over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended March 31, 2020, we sold all of our assets and terminated our employees. As a result, the limited resources rendered our internal control over financial reporting to be ineffective. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

The information required by this item 10 will be filed as an amendment to our Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 will be filed as an amendment to our Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be filed as an amendment to our Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be filed as an amendment to our Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be filed as an amendment to our Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 13.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

________________

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of EKIMAS Corporation

Wilmington, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EKIMAS Corporation (the “Company”) as of March 31, 2020 and 2019 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditors since 2016

New York, NY

July 16, 2021

EKIMAS Corporation

Balance Sheets

(In thousands, except per share and per share amounts)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash	$5,538	$172
Accounts receivable-trade, net of allowance of $0 and $5 as of March 31, 2020 and 2019, respectively	63	483
Accounts receivable-other	-	185
Assets held for sale	-	2,091
Prepaid expenses and other current assets	8	3
Total current assets	5,609	2,934
Other assets	-	47
Total assets	$5,609	$2,981
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$45	$809
Customer advance	69	24
Liabilities from discontinued operations	-	2,154
Related party notes payable	-	140
Total current liabilities	114	3,127
Total liabilities	114	3,127

Commitments and contingencies (See Note 9 and 10)	-	-

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and 2019	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares and 21,567,313 shares issued; and 28,262,371 shares and 21,490,621 shares outstanding as of March 31, 2020 and 2019, respectively	28	21
Additional paid-in capital	38,609	38,427
Accumulated deficit	(33,112)	(38,564)
Treasury stock, 76,692 shares at cost as of March 31, 2020 and 2019	(30)	(30)
Total stockholders’ equity (deficit)	5,495	(146)
Total liabilities and stockholders’ equity (deficit)	$5,609	$2,981

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019

Revenues	$-	$-
Operating expenses:
General and administrative expenses	246	172
Total operating expenses	(246)	(172)
Loss from continuing operations before provision for income taxes	(246)	(172)
Provision for income taxes	-	-
Loss from continuing operations	(246)	(172)
Discontinued operations:
Income (loss) from discontinued operations before gain on sale of assets	(10)	506
Gain on sale of assets	5,708	-
Income from discontinued operations	5,698	506
Net income	$5,452	$334

Income (loss) per common share - basic:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$0.24	$0.03
Net income (loss) per share - basic	$0.23	$0.02

Income (loss) per common share - diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$0.24	$0.02
Net income (loss) per share - diluted	$0.23	$0.01

Shares used in computing net income (loss) per common share:
Basic	23,679	21,491
Diluted	23,679	23,096

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2020 and 2019

(In thousands)

			Additional			Total Stockholders’
	Common Stock Outstanding		Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at March 31, 2018	21,491	$21	$38,404	$(38,898)	$(30)	$(503)
Stock-based compensation			23			23
Net income				334		334
Balance at March 31, 2019	21,491	21	38,427	(38,564)	(30)	(146)
Common stock issued on exercise of stock options	5,941	6	159			165
Common stock on exercise of warrants	830	1	23			24
Net income				5,452		5,452
Balance at March 31, 2020	28,262	$28	$38,609	$(33,112)	$(30)	$5,495

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Cash Flows

(In thousands)

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
Cash flows from operating activities:
Loss from continuing operations	$(246)		$(172)
Income from discontinued operations	5,698		506
Adjustment to reconcile loss from continued operations to net cash flows provided by operating activities
Stock-based compensation	-		23
Changes in assets and liabilities:
Accounts receivable-trade	420		(281)
Accounts receivable-other	185		183
Prepaid expenses and other current assets	(5)		1
Accounts payable and accrued expenses	(764)		(7)
Customer advance	45		(271)
Deferred revenue	-		(13)
Net cash flows provided by (used in) operating activities	5,333		(31)
Cash flows from investing activities:
Sale of assets	2,091		88
Sale-leaseback financing obligation	(2,154)		-
Decrease in other assets	47		-
Net cash flows (used in) provided by investing activities	(16)		88
Cash flows from financing activities:
Issuance of common stock	189		-
Repayment of related party notes payable	(140)		(5)
Net cash flows provided by (used in) financing activities	49		(5)
Net change in cash	5,366		52
Cash at beginning of year	172		120
Cash at end of year	$5,538		$172

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$
Interest paid	$393		$382

The accompanying notes are an integral part of these financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our efforts in engaging with an operating company subsequent to the Closing Date has not yet been successful, our activities are subject to significant risks and uncertainties, including the need to raise additional capital if we are unable to identify an operating company desiring to acquire or merge with us and consummate a merger transaction.

Prior to the Closing Date, our corporate, development and manufacturing operations were located in a leased facility in Wilmington, Massachusetts. As of March 31, 2020 we did not own or lease any property and maintain a corporate address at 95 Washington Street, Canton Massachusetts.

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2020 and/or fiscal 2019 refer to the fiscal years ended March 31, 2020 and/or 2019, respectively.

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of January 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. Our Board of Directors declared a cash distribution of approximately $5,087,000 of the net proceeds from the Asset Sale to our shareholders, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and ongoing operations to maintain our status as a public registrant and identification and consummation of any possible merger or business combination as further described herein. For the year ended March 31, 2020, we reported net loss from continuing operation of approximately $246,000. Although cash flows from operations for the fiscal year ended March 31, 2020 was approximately $5,270,000, we made a cash distribution of $5,087,000 on April 23, 2020 to our shareholders of record as of April 16, 2020.

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

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. It is expected that if a transaction is consummated, although no such transaction is assured, then the closing of such a transaction will result in a change in control and such transaction would be expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements and there can be no assurance that we will ever identify an opportunity that could result in the consummation of merger or other business combination. As a result of the limited retained funds and uncertainty in consummating a possible merger or business combination, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Revenue Recognition

Subsequent to January 31, 2020, we ceased any revenue generating operations, accordingly, we did not recognize revenue from February 1, 2020 through March 31, 2020 and through the date of the filing of this Annual Report on Form 10-K. Prior to February 1, 2020, we maintained revenue generating operations, which included total revenues of approximately $2,698,000 for the ten month period ended January 31, 2020 and $3,347,000 for the year ended March 31, 2019 which are included in our income from discontinued operations.

We adopted the Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers” as of April 1, 2018, using the modified retrospective method, and concluded that, consistent with prior reporting, we have two separate revenue streams: (i) product sales, and (ii) royalty and licensing revenues. Results for reporting periods after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605, “Revenue Recognition.” The adoption of ASC 606 had no impact upon adoption, to our net income for the years ended March 31, 2020 and 2019.

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

Revenues from discontinued operations had two separate and distinct performance obligations offered to our customers: a product sales performance obligation and a licensing and royalty performance obligation. These performance obligations were related to separate revenue streams and at no point were they combined into a single transaction.

We generated the majority of our revenues, which are included in our income from discontinued operations, from product sales, and to a lesser extent from fees generated from licensing and royalty arrangements primarily with two customers. Our revenue related to product sales was recognized upon shipment, provided that a purchase order had been received or a contract had been executed, there were no uncertainties regarding customer acceptance, the sales price was fixed or determinable and collection was deemed reasonably assured. If uncertainties regarding customer acceptance existed, we recognized revenues when those uncertainties were resolved and title had been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue. Our revenue related to licensing and royalty arrangements was recognized in accordance with the terms of the arrangements which typically provide for quarterly payment of exclusivity fees and royalties earned on the sale of customer products on a quarterly basis.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Research, Development and Regulatory Expense

Subsequent to January 31, 2020, we ceased any research, development and regulatory operations, accordingly, we did not recognize any research, development and regulatory expenses from February 1, 2020 through March 31, 2020 and through the date of the filing of this Annual Report on Form 10-K. Prior to February 1, 2020, we engaged in research, development and regulatory activities, which included total research, development and regulatory expenses of approximately $314,000 for the ten month period ended January 31, 2020 and $345,000 for the year ended March 31, 2019 which are included in our income from discontinued operations. Research, development and regulatory expenditures consisted primarily of salaries and related costs and were expensed as incurred.

Advertising Costs

Subsequent to January 31, 2020, we ceased any sales and marketing operations, including expenditures on advertising. Accordingly, we did not recognize any advertising expenses from February 1, 2020 through March 31, 2020 and through the date of the filing of this Annual Report on Form 10-K. Prior to February 1, 2020, we incurred total advertising expenses of approximately $1,000 for the ten month period ended January 31, 2020 and $1,000 for the year ended March 31, 2019 which are included in our income from discontinued operations.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options exercise prices were greater than the average market price of the common shares, were 0 shares and 7,563,556 shares for the fiscal years ended March 31, 2020 and 2019, respectively.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2020 and 2019, our allowance for doubtful accounts was $0 and $5,000, respectively.

Inventories

On January 31, 2020, we sold all of our inventory, having a net value of approximately $271,000, in connection with the Asset Sale and ceased all production operations. Accordingly, we maintained no inventory as of January 31, 2020 and March 31, 2020, respectively, and do not anticipate purchasing or maintaining any inventory subsequent to March 31, 2020.

Prior to January 31, 2020, we valued our inventory at the lower of our actual cost or the current estimated market value. We regularly reviewed inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on our historical usage. During the fiscal year ended March 31, 2019, we provided additional net amounts of approximately $11,000 for excess and obsolete inventory. During the fiscal year ended March 31, 2019, we disposed of certain obsolete inventory items in the aggregate amount of approximately $42,000. As of March 31, 2019, our allowance for obsolete and excess inventory was approximately $81,000.

Property and Equipment

On January 31, 2020, we sold all of our property and equipment, having a net value of approximately $1,749,000, in connection with the Asset Sale and ceased all operations. Accordingly, we maintained no property and equipment as of January 31, 2020 and March 31, 2020, respectively, and do not anticipate the need to purchase any property and equipment subsequent to March 31, 2020.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Prior to the January 31, 2020, property and equipment was stated at cost. Equipment was depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Building improvements were amortized using the straight-line method over the remaining estimated life of the building at the time the improvement is put into service. Our building was depreciated using the straight-line method over 40 years. Land was not depreciated. Expenditures for repairs and maintenance were charged to expense as incurred. Equipment purchased pursuant to capital lease obligations, primarily computer equipment, was recorded at cost and depreciated on a straight-line basis over the life of the lease.

Deferred Financing Costs

Prior to January 31, 2020, we capitalized certain costs related to the issuance of debt. These costs were amortized to interest expense on a straight-line basis over the term of the debt. During the ten month period ended January 31, 2020 and the fiscal year ended March 31, 2019, amortization expense related to deferred financing costs were $5,000 and $7,000, respectively, and included in income from discontinued operations.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

●	the stock option exercise price;

●	the expected term of the option;

●	the grant date price of our common stock, which is issuable upon exercise of the option;

●	the expected volatility of our common stock;

●	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

●	the risk free interest rate for the expected option term.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4. Asset Sale and Discontinued Operations

Asset Sale

On November 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”), pursuant to which we agreed to sell substantially all of our assets to MCPP on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the Asset Sale, MCPP agreed to pay us $7,250,000. The Purchase Agreement and the consummation of the transactions contemplated thereby required us to receive the requisite approval from our stockholders. On January 21, 2020, we held a special meeting of stockholders at which time the stockholders authorized and approved the Purchase Agreement. On January 31, 2020 (the “Closing Date”), we completed the Asset Sale. In connection with the closing of the Asset Sale, MCPP paid us a cash payment of $7,250,000 of which approximately $1,150,000 was immediately disbursed to satisfy approximately $567,000 of transaction and legal costs; approximately $483,000 of facility related obligations; and $100,000 for agreed upon contingent facility maintenance costs. We received approximately $6,100,000 in net proceeds which were used to pay additional transaction costs, trade accounts payable and other obligations not assumed by MCPP, and working capital for the ongoing maintenance of the public shell that survived the Asset Sale.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Total transaction costs incurred in connection with the Asset Sale are as follows:

(in thousands)	For the Year Ended March 31, 2020
Building maintenance fees	$100
Legal and professional fees	697
Proxy solicitation fees	42
Employee bonus and change of control compensation	795
$1,634

Pursuant to the Purchase Agreement, we sold all of our inventory; property, plant and equipment; and intangible assets, including but not limited to all intellectual property, business know-how, customer lists and related contracts, and all other assets necessary to operate our advanced polymer business. Total assets sold in connection with the Asset Sale are as follows:

(in thousands)	March 31, 2020	March 31, 2019
Inventories, net	$271	$248
Property, plant and equipment, net	1,749	1,791
	$2,020	$2,039

The net inventories sold were composed of the following approximate amounts:

(in thousands)	March 31, 2020	March 31, 2019
Raw materials	$129	$121
Work in progress	35	49
Finished goods	107	78
Total inventories, net	$271	$248

The net property, plant and equipment sold were composed of the following approximate amounts:

(in thousands)	March 31, 2020	March 31, 2019
Land	$500	$500
Building	2,705	2,705
Machinery, equipment and tooling	1,248	1,248
Furniture, fixtures and office equipment	285	285
Office equipment under capital lease	13	13
	4,751	4,751
Less: accumulated depreciation	(3,002)	(2,960)
	$1,749	$1,791

Assignment of Facility Lease

On December 22, 2011, we entered into an agreement (the “Facility Lease”) with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. For accounting purposes, this sale-leaseback transaction was accounted for under the financing method, rather than as a completed sale. Under the financing method, we included the sales proceeds received as a financing obligation. As of March 31, 2020 and 2019, the total financing obligation was $0 and $1,986,000, respectively, and accrued interest on financing obligation was approximately $0 and $168,000, respectively.

In connection with the Asset Sale, we assigned the Facility Lease to Mitsubishi Chemical Performance Polymers, Inc. (“MCPP”) and the financing obligation and accrued interest on financing obligation of $1,986,000 and $155,000 as of January 31, 2020, the Asset Sale closing date, was eliminated. Subsequent to the January 31, 2020, we had no further obligations with respect to the lease agreement.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Results of Discontinued Operations	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
(in thousands)
Revenues:
Product sales	$1,839	$2,409
License and royalty fees	859	938
Total revenues	2,698	3,347
Cost of sales	719	877
Gross profit	1,979	2,470
Operating expenses:
Research, development and regulatory	314	345
Selling, general and administrative	1,277	1,202
Total operating expenses	1,591	1,547
Income from discontinued operations	388	923
Other income (expense) from discontinued operations, net:
Interest expense	(398)	(417)
Other income (expense) from discontinued operations, net	(398)	(417)
Income (loss) from discontinued operations before provision for income taxes	(10)	506
Provision for income taxes	-	-
Net income (loss) from discontinued operations	$(10)	$506

Net income (loss) from discontinued operations per common share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02

Shares used in computing net income (loss) from discontinued operations per common share:
Basic	23,679	21,491
Diluted	23,679	23,096

5. Related Party Transactions

On April 26, 2016, we issued a Promissory Note to Khristine Carroll, our Executive VP of Commercial Operations in the principal amount of $25,000 (the “Carroll Note”). The Carroll Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The Carroll Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the fiscal year ended March 31, 2020 and 2019, we repaid $15,000 and $5,000, respectively, of the principal on the Carroll Note. As of March 31, 2020 and 2019, the principal balance outstanding was $0 and $15,000, respectively.

On April 26, 2016, we issued a Promissory Note to an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) in the principal amount of $25,000 (the “First Affiliate Note”). The First Affiliate Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The First Affiliate Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the fiscal year ended March 31, 2019, there were no repayments made on the First Affiliate Note. The First Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020 and 2019, the principal balance outstanding was $0 and $25,000, respectively.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

On December 5, 2016, we issued a second additional Promissory Note to the Affiliate in the principal amount of $100,000 (the “Second Affiliate Note”). The Second Affiliate Note was initially due on June 5, 2017 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of June 5, 2017. The Second Affiliate Note bears interest at the rate of 12% per annum, and provided for a $3,000 commitment fee, which fee was paid in February 2017. During the fiscal year ended March 31, 2019, there were no repayments made on the Second Affiliate Note. The Second Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020 and 2019, the principal balance outstanding was $0 and $100,000, respectively.

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

During the fiscal year ended March 31, 2020 and 2019, we recorded interest expense of approximately $1,000 and $2,000, respectively, on the Carroll Note. During the fiscal year ended March 31, 2020 and 2019, we recorded interest expense of approximately $10,000 and $10,000, respectively, on the Affiliate Notes.

6. Income Taxes

As of March 31, 2020 and 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recorded state income tax expense of approximately $15,000 for the fiscal year ended March 31, 2020. There was no federal income tax expense for the fiscal year ended March 31, 2020.

Tax years 2015 through 2020 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Year Ended March 31, 2020		For the Year Ended March 31, 2019
Expected federal tax rate	21.0%		34.0%
State income taxes, net of federal tax benefit	5.5%		5.5%
Non-deductible expenses	1.0%		5.3%
Effect of net operating loss true-up	(2.5%	)	0.0%
Utilization of net operating losses	(25.0%	)	(31.8%	)
Effective tax rate	0.0%		0.0%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

(in thousands)	March 31, 2020	March 31, 2019
Deferred Tax Assets:
Net operating loss carryforwards	$2,683	$5,869
Tax credit carryforward	124	152
Inventory and receivable allowances	-	23
Accrued expenses deductible when paid	-	35
Deferred tax assets	2,807	6,079
Deferred Tax Liabilities:
Depreciation and amortization	-	(153)
Deferred tax liabilities	-	(153)
Net deferred tax assets	2,807	5,926
Valuation allowance	(2,807)	(5,926)
Net deferred tax assets	$-	$-

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A 100% valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized. The decrease in the valuation allowance resulted from the utilization of net operating losses during 2020.

As of March 31, 2020, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$26,835	$124	2022 to 2039
State	$466	$46	2034 to 2039

7. Promissory Notes

On April 26, 2016, we issued a Promissory Note to Khristine Carroll, our Executive VP of Commercial Operations in the principal amount of $25,000 (the “Carroll Note”). The Carroll Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The Carroll Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the fiscal year ended March 31, 2020 and 2019, we repaid $15,000 and $5,000, respectively, of the principal on the Carroll Note. As of March 31, 2020 and 2019, the principal balance outstanding was $0 and $15,000, respectively.

On April 26, 2016, we issued a Promissory Note to an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) in the principal amount of $25,000 (the “First Affiliate Note”). The First Affiliate Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The First Affiliate Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the fiscal year ended March 31, 2019, there were no repayments made on the First Affiliate Note. The First Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020 and 2019, the principal balance outstanding was $0 and $25,000, respectively.

On December 5, 2016, we issued a second additional Promissory Note to the Affiliate in the principal amount of $100,000 (the “Second Affiliate Note”). The Second Affiliate Note was initially due on June 5, 2017 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of June 5, 2017. The Second Affiliate Note bears interest at the rate of 12% per annum, and provided for a $3,000 commitment fee, which fee was paid in February 2017. During the fiscal year ended March 31, 2019, there were no repayments made on the Second Affiliate Note. The Second Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020 and 2019, the principal balance outstanding was $0 and $100,000, respectively.

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

During the fiscal year ended March 31, 2020 and 2019, we recorded interest expense of approximately $1,000 and $2,000, respectively, on the Carroll Note. During the fiscal year ended March 31, 2020 and 2019, we recorded interest expense of approximately $10,000 and $10,000, respectively, on the Affiliate Notes.

8. Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

9. Concentration of Credit Risk and Major Customers

For the fiscal year ended March 31, 2020 and 2019, we had no revenues from continuing operations. As of March 31, 2020, we had accounts receivable-trade from continuing operations of approximately $44,000, or 70%, due from four customers.

For the fiscal year ended March 31, 2020, three customers represented approximately 22%, 16% and 12%, respectively, of our revenues from discontinued operations. For the fiscal year ended March 31, 2019, two customers represented approximately 24% and 11% of revenues from discontinued operations, respectively.

As of March 31, 2019, we had accounts receivable-trade from discontinued operations of approximately $61,000, or 13%, due from one customer.

As of March 31, 2020, we had $0 due from two customers related to receivables on license fees and royalties from discontinued operations. As of March 31, 2019, we had approximately $185,000 due from two customers related to receivables on license fees and royalties from discontinued operations.

10. Stockholders’ Equity (Deficit)

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2020, there was no Junior Preferred Stock issued or outstanding.

Warrants

On July 22, 2015, we engaged the services of a financial and strategic advisor (the “Advisor”) whose services include, but are not limited to, financial advice, strategic advice and investment banking services. In connection with this engagement, we agreed to compensate the investment bankers approximately $4,000 per quarter for a one-year period and we issued them a warrant to purchase 830,500 shares of our common stock at an exercise price of $0.301 per share, the approximate fair value of our common stock on the date of the engagement. The warrant is exercisable at any time until July 21, 2025. The warrant was valued at approximately $28,000 using the Black-Scholes model and treated as permanent equity. The Advisor exercised the warrant in November 2019 and was issued 830,500 shares of our common stock in consideration of cash proceeds of approximately $25,000.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

11. Stock Based Compensation

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

Activity under the 2003 Plan for the fiscal years ended March 31, 2020 and 2019 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2019	1,788,750	$0.20	2.03	$20
Granted	-	-
Exercised	(656,250)	0.06
Cancelled or forfeited	(972,500)	$0.29
Options outstanding as of March 31, 2020	160,000	$0.25	.08	$1
Options exercisable as of March 31, 2020	160,000	$0.25	.08	$1
Options vested or expected to vest as of March 31, 2020	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2020 of $0.145 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2020.

On December 5, 2019, our directors and certain employees exercised options to purchase 656,250 shares of our common stock pursuant to grants made under the 2003 Plan. In consideration for the exercise of these options we received approximately $40,000 in cash. There were no stock options exercised under the 2003 Plan for the fiscal year ended March 31, 2019. As of March 31, 2020, there were no shares remaining to be granted under the 2003 Plan.

For the fiscal year ended ended March 31, 2020 and 2019, we recorded no stock-based compensation expense for options pursuant to the 2003 Plan. As of March 31, 2020, we had no unrecognized compensation cost related to stock options.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

On August 17, 2017, Michael Adams, our chief executive officer, was granted an option to purchase 2,500,000 shares of our common stock (the “Adams Option”) at an exercise price of $0.06 per share pursuant to the 2017 Plan. On December 5, 2019, Mr. Adams effected a partial exercise of the Adams Option and purchased 2,083,333 shares of our common stock. As consideration for the exercise of a portion of the Adams Option, an affiliate of Mr. Adams authorized that the principal balance due on the Affiliate Notes, previously described in Notes 5 and 7, in the aggregate amount of $125,000, be used for purposes of exercising this portion of the Adams Option. Additionally, on December 5, 2019, Mr. Adams exercised the remaining 416,667 shares exercisable pursuant to the Adams Option, by means of a cashless exercise. As a result of the cashless exercise, Mr. Adams was issued 291,667 shares of our common stock. We received no cash proceeds in connection with this cashless exercise.

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

As of March 31, 2020, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

12. Benefit Plans and Employment Agreements of Executive Officers

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

During the fiscal year ended March 31, 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000.

During the fiscal year ended March 31, 2020 and 2019, Mr. Adams received a performance-based bonus of approximately $1510,000 and $0 , respectively, as approved by our Board of Directors.

In connection with the change of control provision of the Adams Agreement, Mr. Adams also received $650,000 in February 2020.

13. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and we determined that we did not have any other material recognizable subsequent events.

Our Board of Directors approved a special cash distribution of $0.18 per share to be paid on April 23, 2020 to shareholders of record as of April 16, 2020. The total cash distribution was approximately $5,087,000.

From October 9, 2020 through October 13, 2020, Messrs. Mark Tauscher, Michael L. Barretti and William J. O’Neill, Jr. (collectively referred to herein as the “Independent Directors”) notified the Board of Directors that they would be retiring and resigning their positions as members of the Board of Directors effective immediately upon the date of their respective notifications. The Independent Directors’ resignations were not a result of any disagreements with us on any matters relating to our operations, policies or practices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2021	EKIMAS Corporation

By:	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2021	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer and President
(Principal Executive Officer)

17