Form 10-K/A
period 2020-03-31
EKIMAS Corp
filed 2021-07-20
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28034
EKIMAS Corporation
(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	04-3186647 (I.R.S. Employer Identification No.)

95 Washington Street, Canton, Massachusetts (Address of principal executive offices)	02021 (Zip Code)

Issuer’s telephone number (978) 344-2124
Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $.001 par value per share Title of each class	None Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

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

As of July 20, 2021, there were 28,262,371 shares of the registrant’s Common Stock outstanding. As of September 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $3,715,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, originally filed on July 16, 2021 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we did not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2020. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No changes have been made to the Original Filing other than the furnishing of the exhibits as set forth in Item 15 herein. This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

EKIMAS Corporation (“AdvanSource”) is currently comprised of one director. Our director and named executive officer, his age and position, as well as certain biographical information of this individual, is set forth below. The age of the individual is provided as of July 16, 2021.

Name	Age	Position
Michael F. Adams	65	Director and Chief Executive Officer

There are no family relationships between our director and executive officer.

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

Board Leadership Structure

On October 9, 2020, Mr. Mark Tauscher notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective October 9, 2020. On October 11, 2020, Mr. Michael L. Barretti notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective October 11, 2020. On October 13, 2020, Mr. William J. O’Neill, Jr. notified the Board of Directors that he would be retiring and resigning his position as the chairman and member of the Board of Directors effective October 13, 2020. These resignations were not a result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

On October 14, 2020, the Board appointed Mr. Michael F. Adams, our chief executive officer, to serve as the sole director.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame identified in our bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. These requirements are detailed in our bylaws, which were filed as Appendix D to our definitive proxy statement on Schedule 14A as filed with the SEC on August 30, 2007. A copy of our bylaws will be provided upon written request to the Chief Executive Officer at EKIMAS Corporation, 95 Washington Street, Canton, MA 02021.

Code of Conduct and Ethics

We have adopted a Code of Ethics that allows for us to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our chief executive officer and director. A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, EKIMAS Corporation, 95 Washington Street, Canton, MA 02021.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2020.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. We intend to implement internal corporate governance guidelines and practices and will make such guidelines and practices available on its website at www.rocketfuelblockchain.com, when implemented.

Committees of the Board of Directors

We currently have no separate audit, compensation, or nominating committees. The entire Board oversees our (i) audits and auditing procedures; (ii) compensation philosophies and objectives, establishment of remuneration levels for our executive officer, and implementation of our incentive programs; and (iii) identification of individuals qualified to become Board members and recommendation to our shareholders of persons to be nominated for election as directors.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2020 and 2019 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Michael F. Adams President & Chief Executive Officer	2020	$353,000	$151,000	$-	$670,000	(1)	$1,174,000
	2019	320,000	-	-	16,000	(1)	336,000

Former Named Executive Officer
Khristine L. Carroll Executive Vice President – Commercial Operations	2020	$217,000	$75,000	$-	$20,000	(2)	$312,000
	2019	207,000	-	-	19,000	(2)	226,000

(1)	All other compensation of Mr. Adams is composed of approximately i) $18,000 and $13,000 for premiums paid by us for medical and dental insurance, and ii) $2,000 and $3,000 in premiums paid by us for disability and life insurance during the fiscal years ended March 31, 2020 and 2019, respectively. All other compensation also included a $650,000 change in control payment resulting from the Asset Sale having a closing date of January 31, 2020. The change in control payment was made in February 2020.

(2)	All other compensation of Ms. Carroll is composed of approximately i) $17,000 and $13,000 for premiums paid by us for medical and dental insurance, ii) $2,000 and $3,000 in premiums paid by us for disability and life insurance and iii) $3,000 and $3,000 for 401k matching contributions during the fiscal years ended March 31, 2020 and 2019, respectively.

Employment Agreements and Change in Control Provision

We entered into an employment agreement with Michael F. Adams on September 13, 2006, effective August 7, 2006 (the “Adams Agreement”).

The Adams Agreement provided for Mr. Adams to serve as our President & Chief Executive Officer. Pursuant to the terms of the Adams Agreement, as amended on July 10, 2007, Mr. Adams’ annual base salary was initially set at $290,000, effective April 1, 2007. The Adams Agreement provided for Mr. Adams’ salary to be reviewed annually by the Board of Directors and the opportunity to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee of the Board. In May 2010, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $320,000, retroactive to April 1, 2010. In August 2019, the Compensation Committee of the Board of Directors approved an increase in Mr. Adams’ annual base salary to $325,000. In December 2019, the Board of Directors approved a bonus to be awarded to Mr. Adams in the approximate amount of $151,000. There was no bonus awarded to Mr. Adams during the fiscal year ended March 31, 2019.

The Adams Agreement provided for, among several normal and customary terms and conditions for employment agreements, a change in control provision in the event of certain occurrences, including but not limited to, our entering into an agreement for the sale or disposition by us of all or substantially all of our assets. Given that the Asset Sale qualified as a change in control as set forth in the Adams Agreement, Mr. Adams was eligible for a change in control payment of $650,000, which payment was made in February 2020. Although Mr. Adams’ employment agreement was terminated on January 31, 2020, the Asset Sale closing date, as provided for in the Adams Agreement, Mr. Adams continued as tour chief executive officer and sole director pursuant to a consulting agreement agreed to by the then members of the Board of Directors.

Outstanding Equity Awards at 2020 Fiscal Year-End

None.

2020 Option Exercises and Stock Vested

During the year ended March 31, 2020, the following option awards by the named executive officer and former named executive officer were exercised.

Named Executive Officer	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)
Michael F. Adams President and Chief Executive Officer	300,000	(2)	$29,000
	2,375,000	(3)	233,000
	2,675,000		$262,000

Former Named Executive Officer
Khristine L. Carroll Executive Vice President – Commercial Operations	100,000	(4)	$10,000
	950,000	(5)	105,000
	1,050,000		$115,000

(1)	The aggregate dollar amount realized by the named executive officer upon the exercise of the options is determined by multiplying the number of shares issued upon exercise by the difference between the market price of the underlying securities on the exercise date and the exercise price of the options.

(2)	Shares issued to Mr. Adams upon exercise of options granted pursuant to the 2003 Stock Option Plan (the “2003 Plan”).

(3)	Shares issued to Mr. Adams upon exercise of options granted pursuant to the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”). Mr. Adams was granted options exercisable into 2,500,000 shares of our common stock which were exercised (i) for cash consideration resulting in the issuance of 2,083,333 shares of our common stock; and (ii) on a cashless basis whereby the remaining 416,667 shares of our common stock exercisable upon a cash exercise resulted in the issuance of 291,667 shares of our common stock upon the cashless exercise.

(4)	Shares issued to Ms. Carroll upon exercise of options granted pursuant to the 2003 Plan.

(5)	Shares issued to Ms. Carroll upon exercise of options granted pursuant to the 2017 Plan. Ms. Carroll was granted options exercisable into 1,250,000 shares of our common stock which were exercised on a cashless basis, as provided for in the 2017 Plan, resulting in the issuance of 950,000 shares of our common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 16, 2021, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officer named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 16, 2021. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams	3,255,317	11.5%
Current executive officer and director as a group (1 person) (3)	3,255,317	11.5%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is EKIMAS Corporation, Inc. 95 Washington Street, Canton, MA 02021.

(2)	Based on 28,262,371 outstanding shares as of July 16, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” Our Board is currently composed of our chief executive officer.

Board Attendance

The Board met three times during the fiscal year ended March 31, 2020. Each director attended this meeting of the Board and of committees of the Board on which he served during fiscal 2020. The non-management members of the Board met, without any members of management present, at the scheduled Board of Directors meeting. The members of the Board and its committees did not act by unanimous written consent during the year ended March 31, 2020 pursuant to Delaware law. We do not have a formal policy regarding attendance at the Annual Meeting by directors, but we strongly encourage all directors to attend the Annual Meeting when an Annual Meeting is held.

Committees of the Board of Directors

On October 9, 2020, Mr. Mark Tauscher notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective October 9, 2020. On October 11, 2020, Mr. Michael L. Barretti notified the Board of Directors that he would be retiring and resigning his position as a member of the Board of Directors effective October 11, 2020. On October 13, 2020, Mr. William J. O’Neill, Jr. notified the Board of Directors that he would be retiring and resigning his position as the chairman and member of the Board of Directors effective October 13, 2020. These resignations were not a result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Prior to the resignations of the members of the Board as described above, Board of Directors had an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. The membership of each, prior to October 9, 2019 resignation, is indicated in the table below.

Directors	Audit	Compensation	Nominating/Corporate Governance
William J. O’Neill, Jr.	X
Michael L. Barretti		X
Mark R. Tauscher			X

The Board of Directors determined that all of the members of each committee were independent pursuant to the requirements as contemplated by Rule 10A-3 under the Exchange Act prior to their resignations from October 9, 2019 through October 13, 2019.

Directors’ Compensation

The following table sets forth the approximate annual compensation of our non-employee directors for fiscal 2020, which consisted of annual cash retainers, including amounts associated with serving as Chairman of the Board and member of the Audit committee. Employee directors do not receive any separate compensation for their service on the Board.

Name (in thousands)	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
William J. O’Neill, Jr.	$5	$-	$-	$5
Michael L. Barretti	4	-	-	4
Mark R. Tauscher	4	-	-	4

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to us by RBSM LLP, our independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2020 and 2019.

Fee Category	Years Ended March 31,
(in thousands)	2020	2019
Audit fees	$38	$46
Other audit related fees	-	-
Tax fees	3	3
Total fees	$41	$49

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)	Not applicable.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 2021	EKIMAS Corporation

	By:	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 20, 2021	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer (Principal Executive Officer)