Form 10-Q
period 2020-06-30
EKIMAS Corp
filed 2021-09-10
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-28034

EKIMAS CORPORATION

(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

92 Washington Street, #154, Canton, Massachusetts	02021
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (978) 657-0075

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of September 9, 2021, there were 28,262,371 shares of the registrant’s Common Stock were outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$400	$5,538
Accounts receivable	19	63
Prepaid expenses and other current assets	12	8
Total current assets	431	5,609
Total assets	$431	$5,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55	$45
Customer advance payable	71	69
Total current liabilities	126	114
Total liabilities	126	114

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and March 31, 2020	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares issued and 28,262,371 shares outstanding as of June 30, 2020 and March 31, 2020, respectively	28	28
Additional paid-in capital	33,522	38,609
Accumulated deficit	(33,215)	(33,112)
Treasury stock, 76,692 shares at cost as of June 30, 2020 and March 31, 2020	(30)	(30)
Total stockholders’ equity	305	5,495
Total liabilities and stockholders’ equity	$431	$5,609

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Operating expenses	$103	$49
Loss from continuing operations before provision for income taxes	(103)	(49)
Provision for income taxes	-	-
Loss from continuing operations	(103)	(49)
Income from discontinued operations	-	132
Net income (loss)	$(103)	$83

Income (loss) per common share - basic:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$0.00	$0.00
Net income (loss) per share - basic	$(0.00)	$0.00

Income (loss) per common share - diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$0.00	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00

Shares used in computing net income (loss) per common share:
Basic	28,262	21,491
Diluted	28,262	25,301

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2019 and 2020

(Unaudited – In thousands)

	Common Stock Outstanding		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at March 31, 2019	21,491	$21	$38,427	$(38,564)	$(30)	$(146)
Net income				83		83
Balance at June 30, 2019	21,491	$21	$38,427	$(38,481)	$(30)	$(63)

Balance at March 31, 2020	28,262	$28	$38,609	$(33,112)	$(30)	$5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(103)		(103)
Balance at June 30, 2020	28,262	$28	$33,522	$(33,215)	$(30)	$305

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(103)	$(49)
Income from discontinued operations	-	132
Adjustment to reconcile loss from continued operations to net cash flows provided by (used in) operating activities
Depreciation	-	14
Amortization of deferred financing costs	-	1
Changes in assets and liabilities
Accounts receivable	44	155
Prepaid expenses and other current assets	(4)	2
Accounts payable and accrued expense	10	35
Customer advance	2	(1)
Net cash flows provided by (used in) operating activities	(51)	289
Cash flows from financing activities:
Cash distribution to stockholders	(5,087)	-
Repayment of related party notes payable	-	(15)
Net cash flows (used in) financing activities	(5,087)	(15)
Net change in cash	(5,138)	274
Cash at beginning of year	5,538	172
Cash at end of year	$400	$446

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$87

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

We do not own or lease any property and maintain a corporate address at 95 Washington Street, Canton Massachusetts.

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of January 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. Our Board of Directors declared a cash distribution of approximately $5,087,000 of the net proceeds from the Asset Sale to our stockholders, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and ongoing operations to maintain our status as a public registrant and identification and consummation of any possible merger or business combination as further described herein. We paid the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020. During the three months ended June 30, 2020, we reported a net loss from continuing operation of approximately $103,000. Cash flows of approximately $51,000 were used in operations for the three months ended June 30, 2020.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to allowance for doubtful accounts.

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2020 which are included in our Annual Report on Form 10-K as filed with the SEC on July 16, 2021.

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

5. Asset Sale and Discontinued Operations

On November 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”), pursuant to which we agreed to sell substantially all of our assets to MCPP on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the Asset Sale, MCPP agreed to pay us $7,250,000. The Purchase Agreement and the consummation of the transactions contemplated thereby required us to receive the requisite approval from our stockholders. On January 21, 2020, we held a special meeting of stockholders at which time the stockholders authorized and approved the Purchase Agreement. On January 31, 2020 (the “Closing Date”), we completed the Asset Sale. In connection with the closing of the Asset Sale, MCPP paid us a cash payment of $7,250,000 of which approximately $1,150,000 was immediately disbursed to satisfy approximately $567,000 of transaction and legal costs; approximately $483,000 of facility related obligations; and $100,000 for agreed upon contingent facility maintenance costs. We received approximately $6,100,000 in net proceeds which were used to pay additional transaction costs, trade accounts payable and other obligations not assumed by MCPP, and working capital for the ongoing maintenance of the public shell that survived the Asset Sale. Total transaction costs incurred in connection with the Asset Sale were approximately $1,634,000.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Pursuant to the Purchase Agreement, we sold all of our inventory; property, plant and equipment; and intangible assets, including but not limited to all intellectual property, business know-how, customer lists and related contracts, and all other assets necessary to operate our advanced polymer business. Total assets sold in connection with the Asset Sale were approximately (i) $271,000 of inventories, net; and (ii) $1,749,000 of property, plant and equipment, net.

Assignment of Facility Lease

On December 22, 2011, we entered into an agreement (the “Facility Lease”) with an independent third-party under which we sold and leased back our land and building generating gross proceeds of $2,000,000. For accounting purposes, this sale-leaseback transaction was accounted for under the financing method, rather than as a completed sale. Under the financing method, we included the sales proceeds received as a financing obligation. In connection with the Asset Sale, we assigned the Facility Lease to MCPP and the financing obligation and accrued interest on financing obligation of $1,986,000 and $155,000 as of January 31, 2020, the Asset Sale closing date, was eliminated. Subsequent to the January 31, 2020, we had no further obligations with respect to the lease agreement.

Discontinued Operations

As a result of the Asset Sale, we discontinued operating as a developer, manufacturer, marketer and seller of advanced polymers on the Closing Date. Subsequent to the Closing Date, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. Accordingly, the results of our operations are reported as discontinued operations for the three months ended June 30, 2019 are presented below.

Results of Discontinued Operations	For the Three Months Ended June 30, 2019
(in thousands)
Revenues:
Product sales	$661
License and royalty fees	203
Total revenues	864
Cost of sales	255
Gross profit	609
Operating expenses:
Research, development and regulatory	98
Selling, general and administrative	285
Total operating expenses	383
Income from discontinued operations	226
Interest expense from discontinued operations	(94)
Income from discontinued operations before provision for income taxes	132
Provision for income taxes	-
Net income (loss) from discontinued operations	$132

Net income (loss) from discontinued operations per common share:
Basic	$0.00
Diluted	$0.00

Shares used in computing net income (loss) from discontinued operations per common share:
Basic	21,491
Diluted	25,301

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Continuing Operations

Our loss from continuing operations represents those costs necessary to operate a public company in the approximate amount of $103,000 and $49,000 during the three months ended June 30, 2020 and 2019, respectively. These costs were composed of accounting fees, professional fees, regulatory fees, board of directors’ fees, and director and officer liability insurance premiums.

6. Related Party Transactions

Mr. Michael Adams, our chief executive officer, is a non-employee consultant and holder of approximately 11.5% of our outstanding common stock. During the three months ended June 30, 2020, Mr. Adams earned approximately $15,000. As of June 30, 2020, there was $5,000 payable to Mr. Adams in consideration of his consulting services.

7. Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the three months ended June 30, 2020. Potentially dilutive shares, which were included in the diluted income per share calculations for the three months ended June 30, 2019 were 5,359,371 shares.

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

We had no income tax credits for the three months ended June 30, 2020 and 2019. The effective tax rates during each of the three months ended June 30, 2020 and 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of June 30, 2020, there was no Junior Preferred Stock issued or outstanding.

Common Stock

We have 50,000,000 shares of our common stock authorized. As of June 30, 2020 and March 31, 2020, we have 28,339,063 shares of our common stock issued and 28,262,371 shares of our common stock outstanding.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the three months ended June 30, 2020 and 2019. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

10. Stock-Based Compensation

As of March 31, 2020, there were options outstanding and fully vested pursuant to the AdvanSource 2003 Stock Option Plan (the “2003 Plan”) exercisable into 160,000 shares of our common stock at a weighted average exercise price of $0.25 per share. As a result of the termination of employees in connection with the Asset Sale, effective January 31, 2020, the options for 160,000 shares of our common stock were forfeited effective April 30, 2020. As of June 30, 2020, there were no options outstanding or available for grant pursuant to the 2003 Plan.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. There were no additional stock options granted pursuant to the 2017 Plan for the period subsequent to December 31, 2018. As of June 30, 2020, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

On August 17, 2017, Michael Adams, our chief executive officer, was granted an option to purchase 2,500,000 shares of our common stock (the “Adams Option”) at an exercise price of $0.06 per share pursuant to the 2017 Plan. On December 5, 2019, Mr. Adams effected a partial exercise of the Adams Option and purchased 2,083,333 shares of our common stock for cash consideration. Additionally, on December 5, 2019, Mr. Adams exercised the remaining 416,667 shares exercisable pursuant to the Adams Option, by means of a cashless exercise. As a result of the cashless exercise, Mr. Adams was issued 291,667 shares of our common stock. We received no cash proceeds in connection with this cashless exercise.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

11. Concentrations of Credit Risk and Major Customers

For the three months ended June 30, 2020 and 2019, we had no revenues from continuing operations.

As of June 30, 2020, we had accounts receivable of approximately $18,000 from two customers resulting from accounts receivable retained by us in connection with the Asset Sale. As of March 31, 2020, we had accounts receivable of approximately $44,000, or 70%, due from four customers, resulting from accounts receivable retained by us in connection with the Asset Sale.

We maintain cash that at times exceed federally insured limits. We believe we are not exposed to any significant credit risk on our cash balances and have not experienced any losses in such accounts. At June 30, 2020, we had cash balances in excess of FDIC limits of approximately $150,000.

12. Legal Proceedings

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, given the cessation of our operations as a developer, manufacturer, marketer and seller of advanced polymers on January 31, 2020, resulting from the sale of substantially all of our assets to an independent third party, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. If we are unable to effect a transaction with an operating company or investor, we may be required to cease all operations, including liquidation through bankruptcy proceedings. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. You are encouraged to review our filings with the Securities and Exchange Commission and to read and carefully consider the additional information included in our Annual Report on Form 10K for the fiscal year ended March 31, 2020, including but not limited to the Risk Factors discussed in Part I, Item 1A. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2020. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2020.

Results of Operations

As a result of the Asset Sale described above, which closed on January 31, 2020, our sole business operations of developing, manufacturing, marketing and selling of advanced polymers ceased. Accordingly, we have recorded all operations for the three months ended June 30, 2019 as discontinued operations. We did not have discontinued operations for the three months ended June 30, 2020 The following separately presents our results of continuing operations for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, which are composed of costs necessary to operate as a public company. Since we did not have discontinued operations for the three months ended June 30, 2020, there is no basis for comparison to discontinued operations for the three months ended June 30, 2019, which discontinued operations were composed of revenues and costs in the operation of the former advanced polymer business.

Results of Continuing Operations

During the three months ended June 30, 2020 and 2019, operating expenses were approximately $103,000 and $49,000, respectively, an increase of $54,000, or 110.2%. Our operating expenses and loss from continuing operations represents those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, regulatory fees, and director and officer liability insurance premiums.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of approximately $400,000 as compared to a cash balance of approximately $5,538,000 as of March 31, 2020.

During the three months ended June 30, 2020, we had net cash of approximately $51,000 used in operating activities of continuing operations as compared with net cash of approximately $157,000 provided by operating activities of continuing operations for the prior year period. During the three months ended June 30, 2020, our cash flows used in operating activities of continuing operations was primarily due to our loss from continuing operations of approximately $103,000; and offset by (i) collections of accounts receivable-trade of approximately $44,000; and (ii) increases in aggregate accounts payable and accrued expenses of approximately $10,000. During the three months ended June 30, 2019, our cash flows provided by operating activities of continuing operations was primarily due to (i) aggregate collections of accounts receivable-trade and accounts receivable-other of approximately $155,000; and (ii) increases in aggregate accounts payable and accrued expenses of approximately $35,000. Our income from discontinued operations also provided approximately $132,000 to net cash provided by operating activities for the three months ended June 30, 2019.

During the three months ended June 30, 2020 we had net cash of approximately $5,087,000 used in financing activities as a result of the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020. During the three months ended June 30, 2019 we had net cash of approximately $15,000 used in financing activities as a result of the repayment of a note payable to a former executive officer.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. On the Closing Date we received net proceeds from the Asset Sale of approximately $6,100,000. After giving effect to (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and operations, our Board of Directors approved a special cash distribution of $0.18 per share. The cash distribution of approximately $5,087,000 was paid on April 23, 2020 to stockholders of record as of April 16, 2020. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments as of June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of June 30, 2020 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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
Michael F. Adams
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Dated: September 9, 2021

