Form 10-Q
period 2020-12-31
EKIMAS Corp
filed 2021-09-13
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-28034

EKIMAS CORPORATION

(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Washington Street, #154, Canton, Massachusetts	02021
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (978) 344-2124

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

As of September 13, 2021, there were 28,262,371 shares of the registrant’s Common Stock were outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	December 31, 2020 (Unaudited)	March 31, 2020
ASSETS
Current assets:
Cash	$179	$5,538
Accounts receivable	-	63
Prepaid expenses and other current assets	10	8
Total current assets	189	5,609
Total assets	$189	$5,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7	$45
Customer advance payable	-	69
Total current liabilities	7	114
Total liabilities	7	114

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and March 31, 2020	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares issued and 28,262,371 shares outstanding as of December 31, 2020 and March 31, 2020, respectively	28	28
Additional paid-in capital	33,522	38,609
Accumulated deficit	(33,338)	(33,112)
Treasury stock, 76,692 shares at cost as of December 31, 2020 and March 31, 2020	(30)	(30)
Total stockholders’ equity	182	5,495
Total liabilities and stockholders’ equity	$189	$5,609

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019

Operating expenses	$53	$65	$226	$185
Loss from continuing operations before provision for income taxes	(53)	(65)	(226)	(185)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(53)	(65)	(226)	(185)
Income (loss) from discontinued operations	-	(86)	-	129
Net loss	$(53)	$(151)	$(226)	$(56)

Income (loss) per common share - basic:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	0.00	(0.00)	0.00	0.01
Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Income (loss) per common share - diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	0.00	(0.00)	0.00	0.01
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Shares used in computing net income (loss) per common share:
Basic	28,262	23,498	28,262	22,157
Diluted	28,262	23,498	28,262	22,157

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended December 31, 2019 and 2020

(Unaudited – In thousands)

	Common Stock Outstanding		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at March 31, 2019	21,491	$21	$38,427	$(38,946)	$(30)	$(528)
Net income				83		83
Balance at June 30, 2019	21,491	21	38,427	(38,863)	(30)	(445)
Net income				12		12
Balance at September 30, 2019	21,491	$21	$38,427	(38,851)	$(30)	$(433)
Common stock issued on exercise of stock options	5,941	6	159			165
Common stock issued on exercise of warrants	830	1	24			25
Net loss				(151)		(151)
Balance at December 31, 2019	28,262	$28	$38,610	$(39,002)	$(30)	$(394)

Balance at March 31, 2020	28,262	$28	$38,609	$(33,112)	$(30)	$5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(103)		(103)
Balance at June 30, 2020	28,262	28	33,522	(33,215)	(30)	305
Net loss				(70)		(70)
Balance at September 30, 2020	28,262	28	33,522	(33,285)	(30)	235
Net loss				(53)		(53)
Balance at December 31, 2020	28,262	$28	$33,522	$(33,338)	$(30)	$182

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(226)	$(185)
Income from discontinued operations	-	129
Changes in assets and liabilities
Accounts receivable	63	112
Prepaid expenses and other current assets	(2)	(110)
Accounts payable and accrued expense	(38)	134
Customer advance	(69)	167
Net cash flows provided by (used in) operating activities of continuing operations	(272)	118
Net cash flows provided by operating activities of discontinued operations	-	107
Net cash flows provided by (used in) operating activities	(272)	225
Cash flows from financing activities:
Cash distribution to stockholders	(5,087)	-
Issuance of common tock	-	190
Repayment of related party notes payable	-	(140)
Net cash flows provided by (used in) financing activities	(5,087)	50
Net change in cash	(5,359)	275
Cash at beginning of year	5,538	172
Cash at end of year	$179	$447

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$278

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of January 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. Our Board of Directors declared a cash distribution of approximately $5,087,000 of the net proceeds from the Asset Sale to our stockholders, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and ongoing operations to maintain our status as a public registrant and identification and consummation of any possible merger or business combination as further described herein. We paid the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020. During the nine months ended December 31, 2020, we reported a net loss from continuing operation of approximately $226,000. Cash flows of approximately $272,000 were used in operations for the nine months ended December 31, 2020.

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

DECEMBER 31, 2020

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

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”).

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

DECEMBER 31, 2020

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

The results of our operations are reported as discontinued operations for the three and nine months ended December 31, 2019 are presented below.

Results of Discontinued Operations	For the Three Months Ended December 31, 2019	For the Nine Months Ended December 31, 2019
(in thousands)
Revenues:
Product sales	$457	$1,632
License and royalty fees	351	803
Total revenues	808	2,435
Cost of sales	194	641
Gross profit	614	1,794
Operating expenses:
Research, development and regulatory	103	280
Selling, general and administrative	495	1,049
Total operating expenses	598	1,329
Income from discontinued operations	16	465
Other income (expense) from discontinued operations, net
Gain on disposition of sale-leaseback assets	34	34
Interest expense	(136)	(370)
Other expense from discontinued operations, net	(102)	(336)
Income (loss) from discontinued operations before provision for income taxes	(86)	129
Provision for income taxes	-	-
Net income from discontinued operations	$(86)	$129

Net income from discontinued operations per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Shares used in computing net income from discontinued operations per common share:
Basic	23,498	22,157
Diluted	23,498	22,157

Continuing Operations

During the three months ended December 31, 2020 and 2019 our loss from continuing operations was approximately $53,000 and $65,000, respectively. During the nine months ended December 31, 2020 and 2019 our loss from continuing operations was approximately $226,000 and $185,000, respectively. Our loss from continuing operations represents those costs necessary to operate a public company and are primarily composed of management consulting fees, accounting fees, professional fees, regulatory fees, board of directors’ fees, and director and officer liability insurance premiums.

6. Related Party Transactions

Mr. Michael Adams, our chief executive officer, is a non-employee consultant and holder of approximately 11.5% of our outstanding common stock. During the three and nine months ended December 31, 2020, Mr. Adams earned approximately $16,000 and $51,000, respectively. As of December 31, 2020, there was $0 payable to Mr. Adams in consideration of his consulting services.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

7. Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the three and nine months ended December 31, 2020. Potentially dilutive shares, which were excluded from the diluted income per share calculations for the three and nine months ended December 31, 2019 were 410,000 shares and 410,000 shares, respectively.

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

We had no income tax credits for the three and nine months ended December 31, 2020 and 2019. The effective tax rates during each of the three and nine months ended December 31, 2020 and 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of December 31, 2020, there was no Junior Preferred Stock issued or outstanding.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Common Stock

We have 50,000,000 shares of our common stock authorized. As of December 31, 2020 and March 31, 2020, we have 28,339,063 shares of our common stock issued and 28,262,371 shares of our common stock outstanding.

Treasury Stock and Other Transactions

In September 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In September 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since September 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the three and nine months ended December 31, 2020 and 2019. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

10. Stock Options

As of March 31, 2020, there were options outstanding and fully vested pursuant to the AdvanSource 2003 Stock Option Plan (the “2003 Plan”) exercisable into 160,000 shares of our common stock at a weighted average exercise price of $0.25 per share. As a result of the termination of employees in connection with the Asset Sale, effective January 31, 2020, the options for 160,000 shares of our common stock were forfeited effective April 30, 2020. As of December 31, 2020, there were no options outstanding or available for grant pursuant to the 2003 Plan.

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. There were no additional stock options granted pursuant to the 2017 Plan for the period subsequent to December 31, 2018. As of December 31, 2020, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

11. Concentrations of Credit Risk and Major Customers

For the three and nine months ended December 31, 2020 and 2019, we had no revenues from continuing operations.

As of December 31, 2020, we had no accounts receivable. As of March 31, 2020, we had accounts receivable-trade from continuing operations of approximately $44,000, or 70%, due from four customers, resulting from accounts receivable retained by us in connection with the Asset Sale.

We maintain cash that at times exceeds federally insured limits. We believe we are not exposed to any significant credit risk on our cash balances and have not experienced any losses in such accounts.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2020. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2020.

Results of Operations

As a result of the Asset Sale described above, which closed on January 31, 2020, our sole business operations of developing, manufacturing, marketing and selling of advanced polymers ceased. Accordingly, we have recorded all operations for the three and nine months ended December 31, 2019 as discontinued operations. We did not have discontinued operations for the three and nine months ended December 31, 2020 The following separately presents our results of continuing operations for the three and nine months ended December 31, 2020 as compared to the three and nine months ended December 31, 2019, which are composed of costs necessary to operate as a public company. Since we did not have discontinued operations for the three and nine months ended December 31, 2020, there is no basis for comparison to discontinued operations for the three and nine months ended December 31, 2019, which discontinued operations were composed of revenues and costs in the operation of the former advanced polymer business.

Results of Continuing Operations

During the three months ended December 31, 2020 and 2019, our operating expenses were approximately $53,000 and $65,000, respectively, a decrease of approximately $12,000, or 18.5%. During the nine months ended December 31, 2020 and 2019, our operating expenses were approximately $226,000 and $185,000, respectively, an increase of approximately $41,000, or 22.2%. Our operating expenses and loss from continuing operations represents those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, regulatory fees, and director and officer liability insurance premiums.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of approximately $179,000 as compared to a cash balance of approximately $5,538,000 as of March 31, 2020.

During the nine months ended December 31, 2020, we had net cash of approximately $272,000 used in operating activities of continuing operations as compared with net cash of approximately $118,000 provided by operating activities of continuing operations for the prior year period. For the nine months ended December 31, 2020, our cash flows used in operating activities of continuing operations was primarily due to (i) our loss from continuing operations of approximately $226,000; (ii) a decrease in aggregate accounts payable and accrued expenses of approximately $38,000; and (iii) a decrease in customer advance of approximately $69,000. This was offset by collections of accounts receivable-trade of approximately $63,000. During the nine months ended December 31, 2019, our cash flows provided by operating activities of continuing operations was primarily due to (i) aggregate collections of accounts receivable of approximately $112,000; (ii) an increase in accounts payable and accrued expenses of approximately $134,000; and (iii) net cash advances in the approximate amount of $167,000. This was offset by an increase in prepaid expense and other current assets of approximately $110,000. Our income from discontinued operations also provided net cash of approximately $129,000 to operating activities for the nine months ended December 31, 2019.

During the nine months ended December 31, 2020 we had net cash of approximately $5,087,000 used in financing activities as a result of the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020. During the nine months ended December 31, 2019 we had net cash of approximately $190,000 provided by financing activities in connection with the issuance of common stock upon the exercise of stock options, which was offset by the repayment of $140,000 of a note payable to an affiliate of our chief executive officer.

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

Commitments

We do not have any long-term commitments as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of December 31, 2020 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: September 13, 2021

