Form 10-K
period 2021-03-31
EKIMAS Corp
filed 2021-09-22
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is an emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 22, 2021, 28,262,371 shares of the registrant’s Common Stock were outstanding. As of September 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $425,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EKIMAS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2021

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

Employees

As of March 31, 2021, we had no employees. Since February 1, 2020, Mr. Michael Adams, has served as our chief executive officer in a consultative capacity.

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2021, there were 28,339,063 shares of our common stock issued and 28,262,371 shares of our common stock outstanding. As of March 31, 2021, there were 76,692 shares of treasury stock which were acquired prior to the fiscal year ended March 31, 2011. All shares underlying vested options and warrants granted prior to March 31, 2021 have been exercised, resulting in the issuance of an aggregate of 6,771,750 shares of our common stock, and are included in the total number of shares of our common stock issued and outstanding as of March 31, 2020. As of March 31, 2020, we had 160,000 shares of outstanding stock options pursuant to the 2003 Stock Option Plan (the “2003 Plan”) and 450,000 shares of outstanding stock options pursuant to our 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) available for grant. Effective April 30, 2020, the 160,000 shares of outstanding stock options pursuant to the 2003 Plan were forfeited. If the remaining options pursuant to the 2017 Plan are granted, our stockholders will also experience dilution upon the exercise of future option grants. In addition, in the event that any future financing, acquisition, or consideration for services rendered should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

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

As of September 8, 2021, there were approximately 318 stockholders of record. The last sale price as quoted by the PINK tier of The OTC Markets on September 13, 2021 was $0.022 per share.

On April 23, 2020, we paid a special cash distribution of $0.18 per share to shareholders of record as of April 16, 2020 resulting in a total distribution of approximately $5,087,000.

We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2020 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by board of directors	-	-	450,000	(1)
	-		450,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were stock options granted under the 2017 Plan on various dates from August 17, 2017 through December 31, 2018 which were exercisable into 6,550,000 shares of our common stock. During December 2019 of our fiscal year ended March 31, 2020, 4,466,667 shares of the 6,550,000 shares were exercised on a cashless basis, pursuant to the terms of the 2017 Plan, resulting in the issuance of 3,201,667 shares of our common stock. An additional 2,083,333 shares were issued upon exercise of the option in consideration for cash. Accordingly, we issued a total of 5,285,000 shares of our common stock upon exercise of the options granted pursuant to the 2017 Plan. There were no stock options outstanding as of March 31, 2021 or 2020, accordingly there were no options available for exercise under the 2017 Plan. As of March 31, 2021, there were 450,000 shares remaining to be granted under the 2017 Plan.

Recent Sales of Unregistered Securities

None

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2021 and 2020. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2021” or our “2021 fiscal year” refer to the fiscal year ended March 31, 2021.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies are as follows:

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

Results of Operations

As a result of the Asset Sale described above, which closed on January 31, 2020, our sole business operations of developing, manufacturing, marketing and selling of advanced polymers ceased. Accordingly, we have recorded all operations for the fiscal year ended March 31, 2020 as discontinued operations. We did not have discontinued operations for the fiscal year ended March 31, 2021 The following presents our results of continuing operations for the fiscal year ended March 31, 2021 as compared to the fiscal year ended March 31, 2020, which are composed of costs necessary to operate as a public company. Since we did not have discontinued operations for the fiscal year ended March 31, 2021, there is no basis for comparison to discontinued operations for the fiscal year ended March 31, 2020, which discontinued operations were composed of revenues and costs in the operation of the former advanced polymer business.

Results of Continuing Operations

During the fiscal year ended March 31, 2021, our operating expenses were approximately $326,000 as compared with $246,000 for the comparable prior year period, an increase of approximately $80,000, or 32.5%. Our operating expenses and loss from continuing operations represents those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, regulatory fees, and director and officer liability insurance premiums. The increase in these operating costs is primarily a result of consulting fees paid to our chief executive officer, who was engaged and paid as a consultant for the fiscal year ended March 31, 2021 as compared to being engaged and paid as an employee for the ten month period ended January 31, 2020.

Liquidity, Capital Resources and Going Concern

As of March 31, 2020, we had cash of approximately $128,000, a decrease of approximately $5,410,000 when compared with a balance of approximately $5,538,000 as of March 31, 2020.

During the fiscal year ended March 31, 2021, we had net cash of approximately $323,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our loss from continuing operations of approximately $326,000 and payment of a net obligation of customer advances of approximately $69,000, which were offset by collections on accounts receivable of approximately $63,000. During the fiscal year ended March 31, 2020 we had net cash of approximately $5,333,000 provided by operating activities. The increase in net cash provided by operating activities is primarily a result of the realized gain of approximately $5,708,000 offset by a loss from discontinued operations of approximately $10,000. In addition, the net cash provided by operating activities included approximately $605,000 in collection of accounts receivable which were offset by the payment of accounts payable and accrued expenses in the approximate amount of $764,000.

There was no cash used in or provided by investing activities during the fiscal year ended March 31, 2021. During the fiscal year ended March 31, 2020, we had net cash of approximately $16,000 used in investing activities.

During the fiscal year ended March 31, 2021, we had net cash of approximately $5,087,000 used in financing activities as a result of the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020. During the fiscal year ended March 31, 2020, we had net cash of approximately $49,000 provided by financing activities due to the issuance of common stock upon the exercise of stock options and warrants which increases were offset by the repayment of $140,000 of principal on our related party promissory notes.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. We did not have discontinued operations during the fiscal year ended March 31, 2021. On the Closing Date we received net proceeds from the Asset Sale of approximately $6,100,000. After giving effect to (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and operations, our Board of Directors approved a special cash distribution of $0.18 per share. The cash distribution of approximately $5,087,000 was paid on April 23, 2020 to stockholders of record as of April 16, 2020. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K:

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 24, 2021, based on the decision of our Board of Directors, we dismissed RBSM LLP (“RBSM”) as the our independent registered public accounting firm and recommended, and approved, the engagement of Liggett & Webb P.A. (“Liggett & Webb”) to serve as our independent registered public accounting firm, effective August 26, 2021, for the fiscal year ending March 31, 2021.

The reports of RBSM on our financial statements as of and for the fiscal years ended March 31, 2020 and 2019 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except that the audit reports on our financial statements for the fiscal years ended March 31, 2020 and 2019 contained an uncertainty about our ability to continue as a going concern.

During our fiscal years ended March 31, 2020 and 2019 and the subsequent interim period from April 1, 2020 to August 24, 2021, and in connection with the audit of our financial statements for such periods, there were no disagreements between us and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of such disagreements in connection with its audit reports on our financial statements.

During our fiscal years ended March 31, 2020 and 2019 and the subsequent interim period from April 1, 2020 to August 24, 2021, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During our fiscal years ended March 31, 2020 and 2019 and the subsequent interim period from April 1, 2020 to August 26, 2021, we did not consult with Liggett & Webb regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2021 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2021, our internal controls over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended March 31, 2020, we sold all of our assets and terminated our employees. As a result, the limited resources rendered our internal control over financial reporting to be ineffective. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies. Management continues to believe our internal controls over financial reporting to be ineffective as of March 31, 2021.

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

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EKIMAS Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EKIMAS Corporation (the Company) as of March 31, 2021, and the related statement of operations, stockholders’ equity, and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2021.

Boynton Beach, Florida

September 21, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of EKIMAS Corporation

Wilmington, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EKIMAS Corporation (the “Company”) as of March 31, 2020 and the related statement of operations, stockholders’ equity, and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ RBSM LLP

We have served as the Company’s auditors since 2016

New York, NY

July 16, 2021

EKIMAS Corporation

Balance Sheets

(In thousands, except per share and per share amounts)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash	$128	$5,538
Accounts receivable	-	63
Prepaid expenses and other current assets	-	8
Total current assets	128	5,609
Total assets	$128	$5,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46	$45
Customer advance	-	69
Total current liabilities	46	114
Total liabilities	46	114

Commitments and contingencies (See Note 8)	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and 2020	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares issued; and 28,262,371 shares outstanding as of March 31, 2021 and 2020	28	28
Additional paid-in capital	33,522	38,609
Accumulated deficit	(33,438)	(33,112)
Treasury stock, 76,692 shares at cost as of March 31, 2021 and 2020	(30)	(30)
Total stockholders’ equity	82	5,495
Total liabilities and stockholders’ equity	$128	$5,609

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2021	2020

Operating expenses	$326	$246
Loss from continuing operations before provision for income taxes	(326)	(246)
Provision for income taxes	-	-
Loss from continuing operations	(326)	(246)
Discontinued operations:
Loss from discontinued operation before gain on sale of assets	-	(10)
Gain on sale of assets	-	5,708
Income from discontinued operations	-	5,698
Net income (loss)	(326)	5,452

Income (loss) per common share - basic:
Continuing operations	(0.01)	$(0.01)
Discontinued operations	0.00	0.24
Net income (loss) per share - basic	(0.01)	$0.23

Income (loss) per common share - diluted:
Continuing operations	(0.01)	$(0.01)
Discontinued operations	0.00	0.24
Net income (loss) per share - diluted	(0.01)	$0.23

Shares used in computing net income (loss) per common share:
Basic	28,262	23,679
Diluted	28,262	23,679

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2021 and 2020

(In thousands)

	Common Stock		Additional			Total Stockholders’
	Outstanding		Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at March 31, 2019	21,491	$21	$38,427	$(38,564)	$(30)	$(146)
Common stock issued on exercise of stock options	5,941	6	159			165
Common stock on exercise of warrants	830	1	23			24
Net income				5,452		5,452
Balance at March 31, 2020	28,262	28	38,609	(33,112)	(30)	5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(326)		(326)
Balance at March 31, 2021	28,262	$28	$33,522	$(33,438)	$(30)	$82

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Cash Flows

(In thousands)

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Cash flows from operating activities:
Loss from continuing operations	$(326)	$(246)
Income from discontinued operations	-	5,698
Changes in assets and liabilities:
Accounts receivable	63	605
Prepaid expenses and other current assets	8	(5)
Accounts payable and accrued expenses	1	(764)
Customer advance	(69)	45
Net cash flows provided by (used in) operating activities	(323)	5,333
Cash flows from investing activities:
Sale of assets	-	2,091
Sale-leaseback financing obligation	-	(2,154)
Decrease in other assets	-	47
Net cash flows (used in) provided by investing activities	-	(16)
Cash flows from financing activities:
Cash distribution to stockholders	(5,087)	-
Issuance of common stock	-	189
Repayment of related party notes payable	-	(140)
Net cash flows provided by (used in) financing activities	(5,087)	49
Net change in cash	(5,410)	5,366
Cash at beginning of year	5,538	172
Cash at end of year	$128	$5,538

Supplemental disclosure of cash flow information:
Income taxes paid	$15	$-
Interest paid	$-	$393

The accompanying notes are an integral part of these financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

Prior to the Closing Date, our corporate, development and manufacturing operations were located in a leased facility in Wilmington, Massachusetts. As of March 31, 2021 we did not own or lease any property and maintain a corporate address at 95 Washington Street, Canton Massachusetts.

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2021 and/or fiscal 2020 refer to the fiscal years ended March 31, 2021 and/or 2020, respectively.

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of January 31, 2020, we recorded our normal business operations as discontinued operations as a result of the previously described Asset Sale. Our Board of Directors declared a cash distribution of approximately $5,087,000 of the net proceeds from the Asset Sale to our shareholders, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and ongoing operations to maintain our status as a public registrant and identification and consummation of any possible merger or business combination as further described herein. For the year ended March 31, 2021, we reported net loss of approximately $326,000. For the fiscal year ended March 31, 2021, our cash flows used in operation was approximately $323,000.

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

MARCH 31, 2021

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the fiscal years ended March 31, 2021 and 2020.

Accounts Receivable

We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value. Account balances are charged off against the allowance after significant collection efforts have been made and potential for recovery is not considered probable. As of March 31, 2021 and 2020 we did not require an allowance for doubtful accounts.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

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
$1,634

Pursuant to the Purchase Agreement, we sold all of our inventory; property, plant and equipment; and intangible assets, including but not limited to all intellectual property, business know-how, customer lists and related contracts, and all other assets necessary to operate our advanced polymer business. Total assets sold in connection with the Asset Sale are as follows:

(in thousands)	March 31, 2020
Inventories, net	$271
Property, plant and equipment, net	1,749
$2,020

The net inventories sold were composed of the following approximate amounts:

(in thousands)	March 31, 2020
Raw materials	$129
Work in progress	35
Finished goods	107
Total inventories, net	$271

The net property, plant and equipment sold were composed of the following approximate amounts:

(in thousands)	March 31, 2020
Land	$500
Building	2,705
Machinery, equipment and tooling	1,248
Furniture, fixtures and office equipment	285
Office equipment under capital lease	13
4,751
Less: accumulated depreciation	(3,002)
$1,749

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

MARCH 31, 2021

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

Results of Discontinued Operations	For the Year Ended March 31, 2020
(in thousands)
Revenues:
Product sales	$1,839
License and royalty fees	859
Total revenues	2,698
Cost of sales	719
Gross profit	1,979
Operating expenses:
Research, development and regulatory	314
Selling, general and administrative	1,277
Total operating expenses	1,591
Income from discontinued operations	388
Other expense from discontinued operations, net:
Interest expense	(398)
Other expense from discontinued operations, net	(398)
Loss from discontinued operations before gain on sale of assets	(10)
Gain on sale of assets	5,708
Income from discontinued operations before provision for income taxes	5,698
Provision for income taxes	-
Net income from discontinued operations	$5,698

Net income from discontinued operations per common share:
Basic	$0.24
Diluted	$0.24

Shares used in computing net income from discontinued operations per common share:
Basic	23,679
Diluted	23,679

5. Related Party Transactions

On April 26, 2016, we issued a Promissory Note to Khristine Carroll, our Executive VP of Commercial Operations in the principal amount of $25,000 (the “Carroll Note”) (See Note 7). The Carroll Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The Carroll Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the fiscal year ended March 31, 2020 we repaid $15,000 of the principal on the Carroll Note. As of March 31, 2020, the principal balance outstanding was $0.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

On April 26, 2016, we issued a Promissory Note to an affiliate of Mr. Michael Adams, our Chief Executive Officer (the “Affiliate”) in the principal amount of $25,000 (the “First Affiliate Note”) (See Note 7). The First Affiliate Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The First Affiliate Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. The First Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020, the principal balance outstanding was $0.

On December 5, 2016, we issued a second additional Promissory Note to the Affiliate in the principal amount of $100,000 (the “Second Affiliate Note”) (See Note 7). The Second Affiliate Note was initially due on June 5, 2017 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of June 5, 2017. The Second Affiliate Note bears interest at the rate of 12% per annum, and provided for a $3,000 commitment fee, which fee was paid in February 2017. The Second Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020, the principal balance outstanding was $0.

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

During the fiscal year ended March 31, 2020, we recorded interest expense of approximately $1,000 on the Carroll Note. During the fiscal year ended March 31, 2020, we recorded interest expense of approximately $10,000 on the Affiliate Notes.

Effective February 1, 2020, Mr. Adams, served as our chief executive officer as a non-employee consultant and he is also holder of approximately 11.5% of our outstanding common stock. During the fiscal year ended March 31, 2021, Mr. Adams earned approximately $76,000 in consulting fees and was reimbursed approximately $29,000 for office expenses and car allowance. As of March 31, 2021, there was approximately $17,000 payable to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances.

6. Income Taxes

As of March 31, 2021 and 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recorded state income tax expense of approximately $15,000 for the fiscal year ended March 31, 2020. There was no federal income tax expense for the fiscal year ended March 31, 2020. We had no federal or state income tax expense for the fiscal year ended March 31, 2021.

Tax years 2016 through 2021 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Expected federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	6.3%	5.5%
Non-deductible expenses	0.0%	1.0%
Effect of net operating loss true-up	0.0%	(2.5)%
Utilization of net operating losses	(27.3)%	(25.0)%
Effective tax rate	0.0%	0.0%

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

(in thousands)	March 31, 2021	March 31, 2020
Deferred Tax Assets:
Net operating loss carryforwards	$2,896	$2,683
Tax credit carryforward	-	124
Deferred tax assets	2,896	2,807
Deferred Tax Liabilities	-	-
Net deferred tax assets	2,896	2,807
Valuation allowance	(2,896)	(2,807)
Net deferred tax assets	$-	$-

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A 100% valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized. The decrease in the valuation allowance resulted from the utilization of net operating losses during 2021.

As of March 31, 2021, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$32,457	$-	2022 to 2039
State	$-	$-

Of the approximate $32,457,000 of federal net operating losses, approximately $5,621,000 do not expire, however, its use is limited each year by 50% of any income.

7. Promissory Notes

On April 26, 2016, we issued a Promissory Note to Khristine Carroll, our Executive VP of Commercial Operations in the principal amount of $25,000 (the “Carroll Note”) (See Note 5). The Carroll Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The Carroll Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. During the fiscal year ended March 31, 2020 we repaid $15,000 of the principal on the Carroll Note. As of March 31, 2020, the principal balance outstanding was $0.

On April 26, 2016, we issued a Promissory Note to an affiliate of Michael Adams, our Chief Executive Officer (the “Affiliate”) in the principal amount of $25,000 (the “First Affiliate Note”) (See Note 5). The First Affiliate Note was initially due on May 25, 2016 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of May 25, 2016. The First Affiliate Note bears interest at the rate of 10% per annum and all principal and accrued interest, if any, were due on demand. The First Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020, the principal balance outstanding was $0.

On December 5, 2016, we issued a second additional Promissory Note to the Affiliate in the principal amount of $100,000 (the “Second Affiliate Note”) (See Note 5). The Second Affiliate Note was initially due on June 5, 2017 and, per mutually agreement by the parties, extended for consecutive monthly periods subsequent to the initial term of June 5, 2017. The Second Affiliate Note bears interest at the rate of 12% per annum, and provided for a $3,000 commitment fee, which fee was paid in February 2017. The Second Affiliate Note was repaid in full on December 5, 2019 as discussed in more detail below. As of March 31, 2020, the principal balance outstanding was $0.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

During the fiscal year ended March 31, 2020, we recorded interest expense of approximately $1,000 on the Carroll Note. During the fiscal year ended March 31, 2020, we recorded interest expense of approximately $10,000 on the Affiliate Notes.

8. Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

9. Concentration of Credit Risk and Major Customers

For the fiscal year ended March 31, 2021 and 2020, we had no revenues from continuing operations. As of March 31, 2020, we had accounts receivable-trade from continuing operations of approximately $44,000, or 70%, due from four customers.

For the fiscal year ended March 31, 2020, three customers represented approximately 22%, 16% and 12%, respectively, of our revenues from discontinued operations.

We maintain cash that at times exceeds federally insured limits. We believe we are not exposed to any significant credit risk on our cash balances and have not experienced any losses in such accounts

10. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2021, there was no Junior Preferred Stock issued or outstanding.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the years ended March 31, 2021 and 2020. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

Cash Distribution to Stockholders

Our Board of Directors declared a cash distribution of approximately $5,087,000, or $0.18 per share, of the net proceeds from the Asset Sale to our stockholders, after making adjustments for (i) collection of accounts receivable retained as of January 31, 2020, (ii) payment of accounts payable assumed as of January 31, 2020; and (iii) retention of a reasonable amount of cash for anticipated future obligations and ongoing operations to maintain our status as a public registrant and identification and consummation of any possible merger or business combination as further described herein. The cash distribution of approximately $5,087,000 was paid on April 23, 2020 to stockholders of record as of April 16, 2020.

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

Activity under the 2003 Plan for the fiscal year ended March 31, 2020 and 2021 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2019	1,788,750	$0.20	2.03	$20
Granted	-	-
Exercised	(656,250)	0.06
Cancelled or forfeited	(972,500)	$0.29
Options outstanding as of March 31, 2020	160,000	$0.25	.08	$1
Options exercisable as of March 31, 2020	160,000	$0.25	.08	$1
Options vested or expected to vest as of March 31, 2020	-	$-	-	$-

Options outstanding as of April 1, 2020	160,000	$0.20	2.03	20
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(160,000)	$0.20
Options outstanding as of March 31,2021	-
Options exercisable as of March 31, 2021	-
Options vested or expected to vest as of March 31, 2021	-

As a result of the termination of employees in connection with the Asset Sale, effective January 31, 2020, the outstanding options for 160,000 shares of our common stock were forfeited effective April 30, 2020. As of March 31, 2021, there were no options outstanding or available for grant pursuant to the 2003 Plan.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2020 of $0.145 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2020.

During December 2019 of our fiscal year ended March 31, 2020, our directors and certain employees exercised options to purchase 656,250 shares of our common stock pursuant to grants made under the 2003 Plan. In consideration for the exercise of these options we received approximately $40,000 in cash. There were no stock options outstanding pursuant to the 2003 Plan during the fiscal years ended March 31, 2021 and 2020, accordingly there were no options available for exercises under the 2003 Plan.

For the fiscal years ended March 31, 2021 and 2020, we recorded no stock-based compensation expense for options pursuant to the 2003 Plan. As of March 31, 2021 and 2020, we had no unrecognized compensation cost related to stock options.

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

As of March 31, 2021, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

12. Benefit Plans and Employment Agreements of Executive Officers

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

During the fiscal year ended March 31, 2020, Mr. Adams received a performance-based bonus of approximately $151,000 as approved by our Board of Directors.

In connection with the change of control provision of the Adams Agreement, Mr. Adams also received $650,000 in February 2020.

The Adams Agreement terminated effective January 31, 2020 as a result of the Asset Sale and Mr. Adams was engaged as our chief executive officer on a consultative basis at the rate of $5,000 per month, plus reasonable expense reimbursements and allowances, as recommended by our Board of Directors.

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

Dated: September 22, 2021	EKIMAS Corporation

By:	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 22, 2021

	By:	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer and President
(Principal Executive, Financial and Accounting Officer)

16