Form 10-K/A
period 2021-03-31
EKIMAS Corp
filed 2021-09-22
CIK 1011060

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

As of September 22, 2021, there were 28,262,371 shares of the registrant’s Common Stock outstanding. As of September 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $425,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, originally filed on September 22, 2021 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we did not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2021. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

EKIMAS Corporation is currently comprised of one director. Our director and named executive officer, his age and position, as well as certain biographical information of this individual, is set forth below. The age of the individual is provided as of September 22, 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2021.

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

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2021 and 2020 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Michael F. Adams President & Chief Executive Officer	2021	$-	$-	$-	$76,000	(1)		$76,000
	2020	353,000	151,000	-	670,000	(1)		1,174,000

Former Named Executive Officer
Khristine L. Carroll Executive Vice President – Commercial Operations	2021	$-	$-	$-	$-		$
	2020	217,000	75,000	-	20,000	(2)		312,000

(1)	Effective February 1, 2020, Mr. Adams was engaged as our chief executive officer on a consultative basis. All other compensation represents the consulting fees earned by Mr. Adams during the fiscal year ended March 31, 2021.
(1)	All other compensation of Mr. Adams is composed of approximately i) $18,000 for premiums paid by us for medical and dental insurance, and ii) $2,000 in premiums paid by us for disability and life insurance during the fiscal year ended March 31, 2020. All other compensation also included a $650,000 change in control payment resulting from the Asset Sale having a closing date of January 31, 2020. The change in control payment was made in February 2020.
(2)	All other compensation of Ms. Carroll is composed of approximately i) $17,000 for premiums paid by us for medical and dental insurance, ii) $2,000 in premiums paid by us for disability and life insurance and iii) $3,000 for 401k matching contributions during the fiscal year ended March 31, 2020.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

None.

2021 Option Exercises and Stock Vested

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of September 22, 2021, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officer named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of September 22, 2021. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Michael F. Adams	3,255,317	11.5%
Current executive officer and director as a group (1 person)	3,255,317	11.5%

(1)	Unless otherwise indicated, the business address of the stockholders named in the table above is EKIMAS Corporation, Inc. 95 Washington Street, Canton, MA 02021.

(2)	Based on 28,262,371 outstanding shares as of September 22, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Effective February 1,, 2020, Mr. Adams, served as our chief executive officer as a non-employee consultant and he is also holder of approximately 11.5% of our outstanding common stock. During the fiscal year ended March 31, 2021, Mr. Adams earned approximately $76,000 in consulting fees and was reimbursed approximately $29,000 for office expenses and car allowance. As of March 31, 2021, there was approximately $17,000 payable to Mr. Adams in consideration of his consulting services and reimbursable expense and allowances.

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

Board Attendance

The Board did not meet during the fiscal year ended March 31, 2021.

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

Directors’ Compensation

We did not provide any Board compensation during the fiscal year ended March 31, 2021.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to us by RBSM LLP, our independent registered public accounting firm, for professional services rendered during the fiscal year ended March 31, 2021 and 2020.

Fee Category	Years Ended March 31,
(in thousands)	2021	2020
Audit fees	$20	$38
Other audit related fees	-	-
Tax fees	-	3
Total fees	$20	$49

We did not incur any fees related to audits from Liggett & Webb, P.A. during the fiscal year ended March 31, 2021.

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

Pre-Approval Policies and Procedures. The Board of Directors has the authority to approve all audit and non-audit services that are to be performed by our independent registered public accounting firm. Generally, we may not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Board of Directors (or a properly delegated subcommittee thereof).

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

Dated: September 22, 2021	/s/ Michael F. Adams
Michael F. Adams Chief Executive Officer (Principal Executive Officer)

