Form 10-Q
period 2021-06-30
EKIMAS Corp
filed 2021-09-23
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of September 23, 2021, there were 28,262,371 shares of the registrant’s Common Stock were outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	June 30, 2021 (Unaudited)	March 31, 2021
ASSETS
Current assets:
Cash	$49	$128
Total current assets	49	128
Total assets	$49	$128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14	$46
Total current liabilities	14	46
Total liabilities	14	46

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and March 31, 2021	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares issued and 28,262,371 shares outstanding as of June 30, 2021 and March 31, 2021	28	28
Additional paid-in capital	33,522	33,522
Accumulated deficit	(33,485)	(33,438)
Treasury stock, 76,692 shares at cost as of June 30, 2021 and March 31, 2021	(30)	(30)
Total stockholders’ equity	35	82
Total liabilities and stockholders’ equity	$49	$128

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended
	June 30, 2021	June 30, 2020

Operating expenses	$69	$103
Loss from operations	(69)	(103)
Other income:
Transaction fee	22	-
Other income	22	-
Loss from operations before provision for income taxess	(47)	(103)
Provision for income taxes	-	-
Net loss	$(47)	$(103)

Net loss per share - basic	$(0.00)	$(0.00)
Net loss per share - diluted	$(0.00)	$(0.00)

Shares used in computing net loss per common share:
Basic	28,262	28,262
Diluted	28,262	28,262

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity

For the Three Months Ended June 30, 2021 and 2020

(Unaudited – In thousands)

	Common Stock Outstanding		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at March 31, 2020	28,262	$28	$38,609	$(33,112)	$(30)	$5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(103)		(103)
Balance at June 30, 2020	28,262	$28	$33,522	$(33,215)	$(30)	$305

Balance at March 31, 2021	28,262	$28	$33,522	$(33,438)	$(30)	$82
Net loss				(47)		(47)
Balance at June 30, 2021	28,262	$28	$33,522	$(33,485)	$(30)	$35

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(47)	$(103)
Changes in assets and liabilities
Accounts receivable	-	44
Prepaid expenses and other current assets	-	(4)
Accounts payable and accrued expense	(32)	10
Customer advance	-	2
Net cash flows (used in) operating activities	(79)	(51)
Cash flows from financing activities:
Cash distribution to stockholders	-	(5,087)
Net cash flows (used in) financing activities	-	(5,087)
Net change in cash	(79)	(5,138)
Cash at beginning of year	128	5,538
Cash at end of year	$49	$400

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2021, we reported a net loss of approximately $47,000. Cash flows of approximately $79,000 were used in operations for the three months ended June 30, 2021.

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

JUNE 30, 2021

(UNAUDITED)

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”).

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2021 which are included in our Annual Report on Form 10-K as filed with the SEC on September 22, 2021.

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

5. Related Party Transactions

Mr. Michael Adams, our chief executive officer, is a non-employee consultant and holder of approximately 11.5% of our outstanding common stock. During the three months ended June 30, 2021 and 2020, Mr. Adams earned approximately $25,000 and $16,000 in consulting fees and was reimbursed approximately $6,000 and $5,000 for office expenses and car allowance. As of June 30, 2021 and March 31, 2021, there was approximately $2,000 and $17,000, respectively, payable to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances.

6. Transaction Fee

On May 20, 2021, we received a $22,000 cash deposit (the “Deposit”) in connection with a non-binding arrangement entered into with a private company having an interest in a potential business combination with us. On August 12, 2021, we were notified by the private company of their intent to terminate the arrangement. The arrangement provided that the Deposit was refundable, net of all reasonable legal, advisory and regulatory fees incurred by us. Our legal, advisory and regulatory fees exceeded the amount of the Deposit, accordingly, there was no refund due to the private company.

7. Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the three months ended June 30, 2021 and 2020.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

We had no income tax credits for the three months ended June 30, 2021 and 2020. The effective tax rates during each of the three months ended June 30, 2021 and 2020 was 27.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of June 30, 2021, there was no Junior Preferred Stock issued or outstanding.

Common Stock

We have 50,000,000 shares of our common stock authorized. As of June 30, 2021 and March 31, 2021, we have 28,339,063 shares of our common stock issued and 28,262,371 shares of our common stock outstanding.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Treasury Stock and Other Transactions

In September 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In September 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since September 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the three months ended June 30, 2021 and 2020. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

10. Stock Options

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. During December 2019, all stock options granted pursuant to the 2017 Plan were exercised through both cash payment and cashless exercise as provided in the 2017 Plan. There were no stock options outstanding pursuant to the 2017 Plan as of June 30, 2021 and March 31, 2021. As of June 30, 2021 and March 31, 2021, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

11. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

12. Subsequent Events

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, given the cessation of our operations as a developer, manufacturer, marketer and seller of advanced polymers on January 31, 2020, resulting from the sale of substantially all of our assets to an independent third party, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. If we are unable to effect a transaction with an operating company or investor, we may be required to cease all operations, including liquidation through bankruptcy proceedings. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. You are encouraged to review our filings with the Securities and Exchange Commission and to read and carefully consider the additional information included in our Annual Report on Form 10K for the fiscal year ended March 31, 2021, including but not limited to the Risk Factors discussed in Part I, Item 1A. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2021. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2021.

Results of Operations

Three Months Ended June 30, 2021 vs. June 30, 2020

Operating Expenses

During the three months ended June 30, 2021, our operating expenses were approximately $69,000 as compared with $103,000 for the comparable prior year period, a decrease of approximately $34,000, or 33.0%. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The decrease in these operating costs is primarily a result of decreased accounting fees and elimination of director and officer insurance expenses.

Other Income

On May 20, 2021, we received a $22,000 cash deposit (the “Deposit”) in connection with a non-binding arrangement entered into with a private company having an interest in a potential business combination with us. On August 12, 2021, we were notified by the private company of their intent to terminate the arrangement. The arrangement provided that the Deposit was refundable, net of all reasonable legal, advisory and regulatory fees incurred by us. Our legal, advisory and regulatory fees exceeded the amount of the Deposit, accordingly, there was no refund due to the private company

Liquidity and Capital Resources

As of June 30, 2021, we had cash of approximately $49,000 as compared to a cash balance of approximately $128,000 as of March 31, 2021.

During the three months ended June 30, 2021, we had net cash of approximately $79,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our net loss of approximately $47,000 and decrease in accounts payable and accrued expense of approximately $32,000. During the three months ended June 30, 2020, we had net cash of approximately $51,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our net loss of approximately $103,000 offset by (i) approximately $44,000 in increased collections of accounts receivable and (ii) approximately $10,000 of increases in accounts payable and accrued expenses.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2021, we reported a net loss of approximately $47,000. Cash flows of approximately $79,000 were used in operations for the three months ended June 30, 2021. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments as of June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of June 30, 2021 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EKIMAS CORPORATION

	By:	/s/ Michael F. Adams
Michael F. Adams
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Dated: September 23, 2021

