Form 10-Q
period 2021-09-30
EKIMAS Corp
filed 2021-11-12
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-28034

EKIMAS CORPORATION

(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D565, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (424) 256-8560

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

As of November 12, 2021, there were 49,398,621 shares of the registrant’s Common Stock were outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	September 30, 2021 (Unaudited)	March 31, 2021
ASSETS
Current assets:
Cash	$3	$128
Total current assets	3	128
Total assets	$3	$128
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$115	$46
Total current liabilities	115	46
Total liabilities	115	46

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and March 31, 2021	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 28,339,063 shares issued and 28,262,371 shares outstanding as of September 30, 2021 and March 31, 2021	28	28
Additional paid-in capital	33,522	33,522
Accumulated deficit	(33,632)	(33,438)
Treasury stock, 76,692 shares at cost as of September 30, 2021 and March 31, 2021	(30)	(30)
Total stockholders’ equity (deficit)	(112)	82
Total liabilities and stockholders’ equity (deficit)	$3	$128

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020

Operating expenses	$147	$70	$216	$173
Loss from operations	(147)	(70)	(216)	(173)
Other income:
Transaction fee	-	-	22	-
Other income	-	-	22	-
Loss from operations before provision for income taxes	(147)	(70)	(194)	(173)
Provision for income taxes	-	-	-	-
Net loss	$(147)	$(70)	$(194)	$(173)

Net loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Shares used in computing net loss per common share:
Basic	28,262	28,262	28,262	28,262
Diluted	28,262	28,262	28,262	28,262

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended September 30, 2021 and 2020

(Unaudited – In thousands)

	Common Stock Outstanding		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at March 31, 2020	28,262	$28	$38,609	$(33,112)	$(30)	$5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(103)		(103)
Balance at June 30, 2020	28,262	28	33,522	(33,215)	(30)	305
Net loss				(70)		(70)
Balance at September 30, 2020	28,262	$28	$33,522	(33,285)	$(30)	$235

Balance at March 31, 2021	28,262	$28	$33,522	$(33,438)	$(30)	$82
Net loss				(47)		(47)
Balance at June 30, 2021	28,262	28	33,522	(33,485)	(30)	35
Net loss				(147)		(147)
Balance at September 2021	28,262	$28	$33,522	$(33,632)	$(30)	$(112)

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(194)	$(173)
Changes in assets and liabilities
Accounts receivable	-	63
Prepaid expenses and other current assets	-	1
Accounts payable and accrued expense	69	55
Customer advance	-	2
Net cash flows (used in) operating activities	(125)	(52)
Cash flows from financing activities:
Cash distribution to stockholders	-	(5,087)
Net cash flows (used in) financing activities	-	(5,087)
Net change in cash	(125)	(5,139)
Cash at beginning of year	128	5,538
Cash at end of year	$3	$399

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three and six months ended September 30, 2021, we reported a net loss of approximately $147,000 and $194,000, respectively. Cash flows of approximately $125,000 and $52,000 were used in operations for the six months ended September 30, 2021 and 2020, respectively.

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

Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements to merge with an operating company and there can be no assurance that we will ever identify an opportunity that could result in the consummation of merger or other business combination. As a result of the limited retained funds and uncertainty in consummating a possible merger or business combination, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations three and six months ended September 30, 2021 and cash flows for the six months ended September 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”).

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

5. Related Party Transactions

Mr. Michael Adams, our chief executive officer, is a non-employee consultant and holder of approximately 11.5% of our outstanding common stock. During the three and six months ended September 30, 2021, Mr. Adams earned approximately $31,000 and $54,000 in consulting fees and was reimbursed approximately $5,000 and $11,000 for office expenses and car allowance. During the three and six months ended September 30, 2020, Mr. Adams earned approximately $19,000 and $35,000 in consulting fees and was reimbursed approximately $0 and $14,000 for office expenses and car allowance. As of September 30, 2021 and March 31, 2021, there was approximately $37,000 and $17,000, respectively, payable to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

7. Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the three and six months ended September 30, 2021 and 2020.

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

We had no income tax credits for the three and six months ended September 30, 2021 and 2020. The effective tax rates during each of the three and six months ended September 30, 2021 and 2020 was 27.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of September 30, 2021, there was no Junior Preferred Stock issued or outstanding.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Common Stock

We have 50,000,000 shares of our common stock authorized. As of September 30, 2021 and March 31, 2021, we have 28,339,063 shares of our common stock issued and 28,262,371 shares of our common stock outstanding.

Treasury Stock and Other Transactions

In September 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In September 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since September 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the three and six months ended September 30, 2021 and 2020. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

10. Stock Options

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. During December 2019, all stock options granted pursuant to the 2017 Plan were exercised through both cash payment and cashless exercise as provided in the 2017 Plan. There were no stock options outstanding pursuant to the 2017 Plan as of September 30, 2021 and March 31, 2021. As of September 30, 2021 and March 31, 2021, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

11. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

12. Subsequent Events

Sale of Common Stock

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and we determined that, other than the following events, we did not have any other material recognizable subsequent events.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the sale of our common stock to Reddington in two tranches. Pursuant to the SPA, our chief executive officer and three other stockholders (the “Principal Stockholders”) entered into a Voting Agreement with Reddington (the “Voting Agreements”).

The sale of the first tranche of 21,136,250 shares was consummated on October 12, 2021 (the “First Closing”). At the First Closing, the Principal Stockholders entered into the Voting Agreements with Reddington, covering an aggregate of 4,434,240 shares. As a result of these transactions, Reddington obtained ownership or voting power over a total of 25,570,490 shares, constituting 51.8% of the total outstanding shares. Accordingly, Reddington became our majority stockholder.

Pursuant to the SPA, we will proceed to effectuate a 1-for 50 reverse stock split (the “Reverse Split”). Within two business days of the Reverse Split and satisfaction of the other conditions set forth in the SPA, Reddington will purchase an additional tranche of shares of our common stock such that after the issuance thereof Reddington shall own 90% of the total issued and outstanding shares of our common stock. As of the closing of the second tranche purchase (the “Second Closing”), the Voting Agreements will terminate.

The purchase price for both tranches of shares is $400,000. At the First Closing, Reddington paid us $200,000, of which $100,000 was required to be applied to the payment of our accrued and unpaid liabilities as of the First Closing date, and $100,000 of which is for working capital purposes. The remaining $200,000 was deposited to an escrow account with an independent escrow agent (the “Escrow Account”). At the Second Closing, if the $100,000 designated to pay for accrued and unpaid liabilities was not sufficient, funds from the Escrow Account will be used to pay the remainder of such liabilities. At the Second Closing, any funds remaining after the payment of the accrued and unpaid liabilities, if any, and all funds in the Escrow Account, will be combined and used solely for a special one-time cash distribution (the “Special Distribution”) to our stockholders of record as of October 11, 2021, net of any costs associated with making the Special Distribution. Reddington and its Affiliates expressly waive any right to participate in the Special Distribution.

The shares of common stock sold to Reddington were and will be sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of Reddington. There were no sales commissions paid pursuant to this transaction.

In connection with the First Closing, Michael F. Adams resigned as the chief executive officer and sole director of the Company, and Bennett J. Yankowitz was appointed as the Company’s chief executive officer and sole director.

Reverse Stock Split

In October 2021, holders of a majority of our Common Stock took action by written consent in lieu of a meeting, to approve a 1-for-50 reverse split of the issued and outstanding shares of our Common Stock (the “Reverse Split”).

The members of the Board of Directors (the “Board”) and stockholders owning 25,570,490 shares of our issued and outstanding Common Stock (the “Consenting Stockholders”) have executed a written consent approving the Reverse Split. The Consenting Stockholders held of record on the Record Date approximately 51.8% of our total issued and outstanding Common Stock, which was sufficient to approve the proposed Reverse Split. Dissenting stockholders do not have any statutory appraisal rights as a result of the action taken. The Board does not intend to solicit any proxies or consents from any other stockholders in connection with this action. All necessary corporate approvals have been obtained, and an Information Statement will be furnished solely to advise stockholders of the actions taken by written consent.

As of the date of the filing of this quarterly report on Form 10-Q, the Reverse Split was not yet effective.

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

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements to merge with an operating company.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2021. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2021.

Results of Operations

Three Months Ended September 30, 2021 vs. September 30, 2020

Operating Expenses

During the three months ended September 30, 2021, our operating expenses were approximately $147,000 as compared with $70,000 for the comparable prior year period, an increase of approximately $77,000, or 110.0%. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The increase in these operating costs is primarily a result of increased accounting fees in connection with the preparation and filing of financial statements with regulatory agencies, and consulting fees in connection with the evaluation of potential merger candidates.

Six Months Ended September 30, 2021 vs. September 30, 2020

Operating Expenses

During the six months ended September 30, 2021, our operating expenses were approximately $216,000 as compared with $173,000 for the comparable prior year period, an increase of approximately $43,000, or 24.9%. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The increase in these operating costs is primarily a result of increased accounting fees in connection with the preparation and filing of financial statements with regulatory agencies, and consulting fees in connection with the evaluation of potential merger candidates.

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash of approximately $3,000 as compared to a cash balance of approximately $128,000 as of March 31, 2021.

During the six months ended September 30, 2021, we had net cash of approximately $125,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our net loss of approximately $194,000 which was offset by an increase in accounts payable and accrued expense of approximately $69,000. During the six months ended September 30, 2020, we had net cash of approximately $52,000 used in operating activities. Our cash flows used in operating activities of continuing operations was primarily due to our loss from continuing operations of approximately $173,000; and offset by (i) collections of accounts receivable of approximately $63,000; and (ii) increases in aggregate accounts payable and accrued expenses of approximately $55,000.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three and six months ended September 30, 2021, we reported a net loss of approximately $147,000 and $194,000, respectively. Cash flows of approximately $125,000 and $52,000 were used in operations for the six months ended September 30, 2021 and 2020, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company for the purpose of effecting a merger or business combination, or to acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements to merge with an operating company.

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

Commitments

We do not have any long-term commitments as of September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2. Unregistered Sales of Equity Securities

On October 12, 2021, we sold 21,136,250 shares of our common stock to Reddington Partners LLC, a California limited liability company (“Reddington”), for cash consideration of $200,000.

The shares of common stock sold to Reddington were sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of Reddington. There were no sales commissions paid pursuant to this transaction.

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

EKIMAS CORPORATION

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Dated: November 12, 2021

