Form 10-Q
period 2021-12-31
EKIMAS Corp
filed 2022-01-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 14, 2022, there were 49,398,621 shares of the registrant’s Common Stock were outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	December 31, 2021 (Unaudited)	March 31, 2021
ASSETS
Current assets:
Cash	$122	$128
Total current assets	122	128
Total assets	$122	$128
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$74	$46
Total current liabilities	74	46
Total liabilities	74	46

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and March 31, 2021	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 49,475,313 shares and 28,339,063 shares issued and 49,398,621 shares and 28,262,371 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	49	28
Additional paid-in capital	33,701	33,522
Accumulated deficit	(33,672)	(33,438)
Treasury stock, 76,692 shares at cost as of December 31, 2021 and March 31, 2021	(30)	(30)
Total stockholders’ equity (deficit)	48	82
Total liabilities and stockholders’ equity (deficit)	$122	$128

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020

Operating expenses	$40	$53	$256	$226
Loss from operations	(40)	(53)	(256)	(226)
Other income:
Transaction fee	-	-	22	-
Other income	-	-	22	-
Loss from operations before provision for income taxes	(40)	(53)	(234)	(226)
Provision for income taxes	-	-	-	-
Net loss	$(40)	$(53)	$(234)	$(226)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Shares used in computing net loss per common share:
Basic	46,844	28,262	34,434	28,262
Diluted	46,844	28,262	34,434	28,262

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended December 31, 2021 and 2020

(Unaudited – In thousands)

	Common Stock Outstanding		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at March 31, 2020	28,262	$28	$38,609	$(33,112)	$(30)	$5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(103)		(103)
Balance at June 30, 2020	28,262	28	33,522	(33,215)	(30)	305
Net loss				(70)		(70)
Balance at September 30, 2020	28,262	28	33,522	(33,285)	(30)	235
Net loss				(53)		(53)
Balance at December 31, 2020	28,262	$28	$33,522	$33,338	$(30)	$182

Balance at March 31, 2021	28,262	$28	$33,522	$(33,438)	$(30)	$82
Net loss				(47)		(47)
Balance at June 30, 2021	28,262	28	33,522	(33,485)	(30)	35
Net loss				(147)		(147)
Balance at September 2021	28,262	28	33,522	(33,632)	(30)	(112)
Issuance of common stock to investor	21,136	21	179			200
Net loss				(40)		(40)
Balance at December 31, 2021	49,398	$49	$33,701	$(33,672)	$(30)	$48

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(234)	$(226)
Changes in assets and liabilities
Accounts receivable	-	63
Prepaid expenses and other current assets	-	(2)
Accounts payable and accrued expense	28	(38)
Customer advance	-	(69)
Net cash flows (used in) operating activities	(206)	(272)
Cash flows from financing activities:
Cash distribution to stockholders	-	(5,087)
Issuance of common stock to investor	200	-
Net cash flows provided by (used in) financing activities	200	(5,087)
Net change in cash	(6)	(5,359)
Cash at beginning of year	128	5,538
Cash at end of year	$122	$179

Supplemental disclosure of cash flow information:
Income taxes paid	$1	$15
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

We do not own or lease any property and maintain a corporate address at 3651 Lindell Road, Las Vegas, Nevada.

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three and nine months ended December 31, 2021, we reported a net loss of approximately $40,000 and $234,000, respectively. Cash flows of approximately $206,000 and $272,000 were used in operations for the nine months ended December 31, 2021 and 2020, respectively.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the sale of our common stock to Reddington in two tranches. Pursuant to the SPA, our chief executive officer and three other stockholders (the “Principal Stockholders”) entered into Voting Agreements with Reddington (the “Voting Agreements”).

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

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

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations three and nine months ended December 31, 2021 and cash flows for the nine months ended December 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”).

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

5. Related Party Transactions

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of approximately 6.3% of our outstanding common stock as of December 31, 2021. During the three and nine months ended December 31, 2021, Mr. Adams earned approximately $12,000 and $66,000 in consulting fees and was reimbursed $2,000 and approximately $19,000 for office expenses and car allowance. During the three and nine months ended December 31, 2020, Mr. Adams earned approximately $16,000 and $51,000 in consulting fees and was reimbursed approximately $5,000 and $19,000 for office expenses. As of December 31, 2021 and March 31, 2021, there was $0 and approximately $17,000, respectively, payable to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances. In connection with the First Closing of the Stock Purchase Agreement which we entered into with Reddington Partners LLC on October 12, 2021 (Notes 2 and 9), Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive officer and sole director.

During the three and nine months ended December 30, 2021, Mr. Yankowitz, our chief executive officer and sole director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of approximately $6,000 and $6,000 for the three and nine months ended December 31, 2021, respectively. As of December 31, 2021 and March 31, 2021 we had approximately $6,000 and $0, respectively, payable to the Affiliate. Mr. Yankowitz does not receive cash compensation for acting as our chief executive officer and sole director.

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

7. Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the three and nine months ended December 31, 2021 and 2020.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

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

We had no income tax credits for the three and nine months ended December 31, 2021 and 2020. The effective tax rates during each of the three and nine months ended December 31, 2021 and 2020 was 27.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of December 31, 2021, there was no Junior Preferred Stock issued or outstanding.

Common Stock

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the sale of our common stock to Reddington in two tranches. Pursuant to the SPA, our chief executive officer and three other stockholders (the “Principal Stockholders”) entered into Voting Agreements with Reddington (the “Voting Agreements”).

The sale of the first tranche of 21,136,250 shares was consummated on October 12, 2021 (the “First Closing”). At the First Closing, the Principal Stockholders entered into the Voting Agreements with Reddington, covering an aggregate of 4,434,240 shares. As a result of these transactions, Reddington obtained ownership or voting power over a total of 25,570,490 shares, constituting 51.8% of the total outstanding shares, which excluded all treasury shares held or retired by us. Accordingly, Reddington became our majority stockholder.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

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

We have 50,000,000 shares of our common stock authorized. As of December 31, 2021 and March 31, 2021, we have 49,475,313 shares and 28,339,063 shares of our common stock issued, respectively, and 49,398,621 shares and 28,262,371 shares of our common stock outstanding, respectively.

Treasury Stock and Other Transactions

In September 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In September 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since September 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the three and nine months ended December 31, 2021 and 2020. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

10. Stock Options

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. During December 2019, all stock options granted pursuant to the 2017 Plan were exercised through both cash payment and cashless exercise as provided in the 2017 Plan. There were no stock options outstanding pursuant to the 2017 Plan as of December 31, 2021 and March 31, 2021. As of December 31, 2021 and March 31, 2021, there were 450,000 shares available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2021. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended December 31, 2021.

Results of Operations

Three Months Ended December 31, 2021 vs. December 31, 2020

Operating Expenses

During the three months ended December 31, 2021, our operating expenses were approximately $40,000 as compared with $53,000 for the comparable prior year period, a decrease of approximately $13,000, or 24.5%. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The decrease in these operating costs is primarily a result of decreased accounting and management advisory fees which were reduced in connection with the sale of shares to a private investor.

Nine Months Ended December 31, 2021 vs. December 31, 2020

Operating Expenses

During the nine months ended December 31, 2021, our operating expenses were approximately $256,000 as compared with $226,000 for the comparable prior year period, an increase of approximately $30,000, or 13.3%. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The increase in these operating costs is primarily a result of increased accounting fees in connection with the preparation and filing of financial statements with regulatory agencies, and consulting fees in connection with the evaluation of potential merger candidates.

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

Liquidity and Capital Resources

As of December 31, 2021, we had cash of approximately $122,000 as compared to a cash balance of approximately $128,000 as of March 31, 2021.

During the nine months ended December 31, 2021, we had net cash of approximately $206,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our net loss of approximately $234,000 which was offset by an increase in accounts payable and accrued expense of approximately $28,000. During the nine months ended December 31, 2020, we had net cash of approximately $272,000 used in operating activities. Our cash flows used in operating activities was primarily due to our (i) net loss of approximately $226,000; (ii) increase in aggregate accounts payable and accrued expenses of approximately $38,000; and (iii) increases in customer advances of approximately $69,000. These uses of cash in operating activities were offset by collections of accounts receivable of approximately $63,000.

During the nine months ended December 31, 2021, we had net cash of $200,000 provided by financing activities which was a result of the issuance of an additional 21,136,250 shares of our common stock to a private investor in consideration of $200,000 in cash. During the nine months ended December 31, 2020, we had net cash of approximately $5,087,000 used in financing activities as a result of the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three and nine months ended December 31, 2021, we reported a net loss of approximately $40,000 and $234,000, respectively. Cash flows of approximately $206,000 and $272,000 were used in operations for the nine months ended December 31, 2021 and 2020, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments as of December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: January 14, 2022

