Form 10-K
period 2022-03-31
EKIMAS Corp
filed 2022-06-28
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

As of June 28, 2022, 5,681,248 shares of the registrant’s Common Stock were outstanding. As of September 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $1,056,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

EKIMAS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2022

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K. For example, given the cessation of our operations as a developer, manufacturer, marketer and seller of advanced polymers on January 31, 2020, resulting from the sale of substantially all of our assets to an independent third party, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction whereby such a transaction would likely result in a change in control. If we are unable to effect a transaction with an operating company, we may be required to cease all operations, including liquidation through bankruptcy proceedings. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. In addition, you should read and carefully consider the Risk Factors discussed in Part I, Item 1A of this Form 10K. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

General

Business Description

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provided critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022.

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022 an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

Management is seeking to identify an operating company for the purposes of engaging in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

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

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022.

Employees

As of March 31, 2022, we had no employees. Since October 13, 2021, Mr. Bennett J. Yankowitz has served as our chief executive officer and sole director in a consultative capacity.

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

We are authorized to issue 50,000,000 shares of our common stock. As of March 31, 2022, there were 5,684,276 shares of our common stock issued and 5,681,248 shares of our common stock outstanding. All shares underlying vested options and warrants granted prior to March 31, 2022 have been exercised. If the remaining options pursuant to the 2017 Non-Qualified Equity Incentive Plan are granted, which provide for the issuance of options exercisable into 9,000 shares of our common stock, our stockholders will also experience dilution upon the exercise of future option grants. In addition, in the event that any future financing, acquisition, or consideration for services rendered should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

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

As of June 17, 2022, there were approximately 63 stockholders of record. The last sale price as quoted by the PINK tier of The OTC Markets on June 16, 2022 was $1.45 per share.

On April 23, 2020, we paid a special cash distribution of $0.18 per share to shareholders of record as of April 16, 2020 resulting in a total distribution of approximately $5,087,000.

We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2022 Equity

Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by board of directors	-	-	450,000	(1)
	-		450,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were stock options granted under the 2017 Plan on various dates from August 17, 2017 through December 31, 2018 which were exercisable into 6,550,000 shares of our common stock. There were no stock options outstanding as of March 31, 2022 or 2021, accordingly there were no options available for exercise under the 2017 Plan. As of March 31, 2022, there were 450,000 shares remaining to be granted under the 2017 Plan.

Recent Sales of Unregistered Securities

On October 12, 2021 and March 15, 2022, we sold an aggregate of 5,114,475 shares of our common stock to Reddington Partners LLC, a California limited liability company (“Reddington”), for total cash consideration of $400,000.

The shares of common stock sold to Reddington were sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of Reddington. There were no sales commissions paid pursuant to this transaction.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2022 and 2021. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K. For example, given the cessation of our operations as a developer, manufacturer, marketer and seller of advanced polymers on January 31, 2020, resulting from the sale of substantially all of our assets to an independent third party, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction whereby such a transaction would likely result in a change in control. If we are unable to effect a transaction with an operating company, we may be required to cease all operations, including liquidation through bankruptcy proceedings. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. In addition, you should read and carefully consider the Risk Factors discussed in Part I, Item 1A of this Form 10-K. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

Overview

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provided critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022.

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022 an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

Management is seeking to identify an operating company for the purposes of engaging in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

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

Fiscal Year

Our fiscal year ends on March 31. Reference in this annual report on Form 10-K to a fiscal year is reference to the fiscal year ended March 31. For example, references to “fiscal 2022” or our “2022 fiscal year” refer to the fiscal year ended March 31, 2022.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements. Our critical accounting policies are as follows:

●	Stock-Based Compensation. As a result of the Asset Sale, no further stock option grants have been made, however, 9,000 shares of our common stock continue to be available for grant pursuant to the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”). Prior to the Closing Date, we made certain assumptions in order to value our stock-based compensation. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

●	the stock option exercise price;

●	the expected term of the option;

●	the grant date price of our common stock, which is issuable upon exercise of the option;

●	the expected volatility of our common stock;

●	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and

●	the risk free interest rate for the expected option term.

We are also required to estimate the level of pre-vesting award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. Due to the exercise of substantially all of our options, we have estimated a zero forfeiture rate. As of March 31, 2022, there were 9,000 options pursuant to the 2017 Plan available for grant ond no options outstanding pursuant to the 2017 Plan.

Results of Operations

Fiscal Years Ended March 31, 2022 vs. March 31, 2021

Operating Expenses

During the fiscal year ended March 31, 2022, our operating expenses were approximately $309,000 as compared with $326,000 for the comparable prior year period, a decrease of approximately $17,000, or 5.2%. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The decrease in these operating costs is primarily a result of decreased accounting and management advisory fees which were reduced in connection with the sale of shares to a private investor.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had cash of approximately $246,000, an increase of approximately $118,000 when compared with a balance of approximately $128,000 as of March 31, 2021.

During the fiscal year ended March 31, 2022, we had net cash of approximately $282,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our net loss of approximately $287,000. During the fiscal year ended March 31, 2021, we had net cash of approximately $323,000 used in operating activities. Our cash flows used in operating activities was primarily due to our (i) net loss of approximately $326,000 and (ii) payment of a net obligation of customer advances of approximately $69,000. These uses of cash in operating activities were offset by collections of accounts receivable of approximately $63,000.

There was no cash used in or provided by investing activities during the fiscal years ended March 31, 2022 and 2021.

During the fiscal year ended March 31, 2022, we had net cash of $400,000 provided by financing activities which was a result of the issuance of an additional 5,114,475 shares of our common stock to a private investor in consideration of $400,000 in cash. During the fiscal year ended March 31, 2021, we had net cash of approximately $5,087,000 used in financing activities as a result of the cash distribution of approximately $5,087,000 on April 23, 2020 to our stockholders of record as of April 16, 2020.

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased these shares of our common stock in two tranches on October 12, 2021 and March 15, 2022.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the fiscal years ended March 31, 2022 and 2021, we reported a net loss of approximately $287,000 and $326,000, respectively. Cash flows of approximately $282,000 and $323,000 were used in operations for the fiscal years ended March 31, 2022 and 2021, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company for the purposes of engaging in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2022 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2022, our internal controls over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended March 31, 2020, we sold all of our assets and terminated our employees. As a result, the limited resources rendered our internal control over financial reporting to be ineffective. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies. Management continues to believe our internal controls over financial reporting to be ineffective as of March 31, 2022.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

The information required by this item 10 will be filed as an amendment to our Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 will be filed as an amendment to our Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be filed as an amendment to our Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be filed as an amendment to our Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be filed as an amendment to our Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 12.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EKIMAS Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EKIMAS Corporation (the Company) as of March 31, 2022 and 2021, and the related statement of operations, stockholders’ equity, and cash flows for the years ended March 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions

The Company has significant related party transactions with and balances due to related parties. One of the former executive officers and the current chief executive officer of the Company are providing services to the Company as consultants for legal and accounting services. We addressed significant related party transactions by testing and reviewing documentation of individual transactions.

Evaluating the identification of related party transactions was complex as it involved our assessment to determine such transactions were identified by the Company.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2021.

Boynton Beach, Florida

June 28, 2022

EKIMAS Corporation

Balance Sheets

(In thousands, except per share and per share amounts)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash	$246	$128
Prepaid expenses and other current assets	4	-
Total current assets	250	128
Total assets	$250	$128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	43	29
Related party payable	12	17
Total current liabilities	55	46
Total liabilities	55	46

Commitments and contingencies (See Note 7)	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and 2021	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 5,682,782 shares and 568,307 shares issued; and 5,681,248 shares and 566,773 shares outstanding as of March 31, 2022 and 2021, respectively	6	1
Additional paid-in capital	33,944	33,549
Accumulated deficit	(33,725)	(33,438)
Treasury stock, 1,534 shares at cost as of March 31, 2022 and 2021	(30)	(30)
Total stockholders’ equity	195	82
Total liabilities and stockholders’ equity	$250	$128

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended March 31,
	2022	2021

Operating expenses	$309	$326
Loss from operations	(309)	(326)
Other income – transaction fee	22	-
Loss from operations before provision for income taxes	(287)	(326)
Provision for income taxes	-	-
Net loss	(287)	(326)

Net loss per common share – basic and diluted	$(0.30)	$(0.58)

Shares used in computing net loss per common share – basic and diluted	944,651	566,773

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Stockholders’ Equity

For the Years Ended March 31, 2022 and 2021

(In thousands except per share amounts)

	Common Stock		Additional			Total
	Outstanding		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at March 31, 2020	566,773	$1	$38,636	$(33,112)	$(30)	$5,495
Cash distribution to stockholders			(5,087)			(5,087)
Net loss				(326)		(326)
Balance at March 31, 2021	566,773	1	33,549	(33,438)	(30)	82
Common stock issued to investor	5,114,475	5	395			400
Net loss				(287)		(287)
Balance at March 31, 2022	5,681,248	$6	$33,944	$(33,725)	$(30)	$195

The accompanying notes are an integral part of these financial statements.

EKIMAS Corporation

Statements of Cash Flows

(In thousands)

	For the Years Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(287)	$(326)
Changes in assets and liabilities
Accounts receivable	-	63
Prepaid expenses and other current assets	(4)	8
Accounts payable and accrued expense	14	1
Related party payable	(5)	-
Customer advance	-	(69)
Net cash flows (used in) operating activities	(282)	(323)
Cash flows from financing activities:
Cash distribution to stockholders	-	(5,087)
Issuance of common stock to investor	400	-
Net cash flows provided by (used in) financing activities	400	(5,087)
Net change in cash	118	(5,410)
Cash at beginning of year	128	5,538
Cash at end of year	$246	$128

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$15
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

1. Business Description

On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provided critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

As a result of the Asset Sale, we ceased operating as a developer, manufacturer, marketer and seller of advanced polymers. Subsequent to the Closing Date, we became engaged in efforts to identify either an (i) operating company to acquire or merge with through an equity-based exchange transaction or (ii) investor interested in purchasing a majority interest in our common stock, whereby either transaction would likely result in a change in control. On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022.

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022 an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

Management continues to seek to identify an operating company for the purposes of engaging in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. Although we have investigated certain opportunities to determine whether they would have the potential to add value to us for the benefit of our stockholders, we have not yet entered into any binding arrangements.

As of March 31, 2022 we did not own or lease any property and maintain a corporate address at 3651 Lindell Road, Las Vegas, Nevada.

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2022 and/or fiscal 2021 refer to the fiscal years ended March 31, 2022 and/or 2021, respectively.

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the fiscal years ended March 31, 2022 and 2021, we reported a net loss of approximately $287,000 and $326,000, respectively. Cash flows of approximately $282,000 and $323,000 were used in operations for the fiscal years ended March 31, 2022 and 2021, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash

Cash includes cash on hand, is deposited at two banks and may exceed federally insured limits at times. We believe we are not exposed to any significant credit risk on our cash balances and have not experienced any losses in such accounts

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share are based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. There were no potentially dilutive shares for the fiscal years ended March 31, 2022 and 2021.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

4. Related Party Transactions

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of March 31, 2022. During the fiscal years ended March 31, 2022 and 2021, Mr. Adams earned approximately $12,000 and $76,000, respectively, in consulting fees and was reimbursed $2,000 and approximately $29,000, respectively, for office expenses and car allowance. As of March 31, 2022 and 2021, there was $0 and approximately $17,000, respectively, payable to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances. In connection with the First Closing of the Stock Purchase Agreement which we entered into with Reddington Partners LLC on October 12, Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive officer and sole director.

During the fiscal year ended March 31, 2022, Mr. Yankowitz, our chief executive officer and sole director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of approximately $12,000 for the fiscal year ended March 31, 2022. As of March 31, 2022 we had approximately $12,000 payable to the Affiliate. Mr. Yankowitz does not receive cash compensation for acting as our chief executive officer and sole director.

5. Transaction Fee

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

6. Income Taxes

As of March 31, 2022 and 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We had no federal or state income tax expense for the fiscal years ended March 31, 2022 and 2021.

Tax years 2017 through 2022 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Expected federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	6.3%	6.3%
Non-deductible expenses	0.0%	0.0%
Effect of net operating loss true-up	0.0%	0.0%
Utilization of net operating losses	(27.3)%	(27.3)%
Effective tax rate	0.0%	0.0%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

(in thousands)	March 31, 2022	March 31, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$3,183	$2,896
Tax credit carryforward	-	-
Deferred tax assets	3,183	2,896
Deferred Tax Liabilities	-	-
Net deferred tax assets	3,183	2,896
Valuation allowance	(3,183)	(2,896)
Net deferred tax assets	$-	$-

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

As of March 31, 2022, we have the following unused net operating loss and tax credit carryforwards available to offset future federal and state taxable income, both of which expire at various times as noted below:

(in thousands)	Net Operating Losses	Investment & Research Credits	Expiration Dates
Federal	$32,744	$-	2023 to 2040
State	$-	$-

Of the approximate $32,744,000 of federal net operating losses, approximately $5,621,000 do not expire, however, its use is limited each year by 50% of any income.

7. Contingencies

We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

8. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2022, there was no Junior Preferred Stock issued or outstanding.

Common Stock

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 of our common stock, on a post-split basis, for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022. Pursuant to the SPA, each of four stockholders (the “Principal Stockholders”) entered into a Voting Agreement with Reddington (the “Voting Agreements”).

The sale of the first tranche of 21,136,250 shares of our common stock, on a pre-split basis, was consummated on October 12, 2021 (the “First Closing”). At the First Closing, the Principal Stockholders entered into the Voting Agreements with Reddington, covering an aggregate of 4,434,240 shares of our common stock, on a pre-split basis. As a result of these transactions, Reddington obtained ownership or voting power over a total of 25,570,490 shares of our common stock, on a pre-split basis, constituting approximately 51.8% of our total outstanding shares. Accordingly, Reddington became the majority stockholder of the Company.

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022 an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding. As of the Second Closing, the Voting Agreements terminated.

The cumulative purchase price for both tranches of shares of our common stock was $400,000. At the First Closing, Reddington paid the Company $200,000, $100,000 of which was required to be applied to the payment of our accrued and unpaid liabilities as of the First Closing date, and $100,000 of which was for working capital purposes. The remaining $200,000 was deposited to an escrow account with an independent escrow agent (the “Escrow Account”). At the Second Closing, if the $100,000 designated to pay for accrued and unpaid liabilities was not sufficient, funds from the Escrow Account were to be used to pay the remainder of such liabilities. At the Second Closing, Reddington paid us an additional $200,000. Pursuant to the SPA, any funds remaining after the payment of the accrued and unpaid liabilities, if any, and all funds in the Escrow Account, were to be combined and used solely for a special one-time cash distribution (the “Special Distribution”) by us, through a paying agent reasonably satisfactory to Reddington, to only our stockholders of record as of October 11, 2021, net of any costs associated with making the Special Distribution. Reddington and its Affiliates expressly waived any right to participate in the Special Distribution.

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

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the years ended March 31, 2022 and 2021. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash Distribution to Stockholders

Our Board of Directors declared a cash distribution of approximately $5,087,000, or $0.18 per share which was paid on April 23, 2020 to stockholders of record as of April 16, 2020.

9. Stock Based Compensation

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. During December 2019, all stock options granted pursuant to the 2017 Plan were exercised through both cash payment and cashless exercise as provided in the 2017 Plan. There were no stock options outstanding pursuant to the 2017 Plan as of March 31, 2022 and 2021. As of March 31, 2022 and 2021, there were 9,000 shares of our common stock, on a post-split basis, available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

10. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we filed these financial statements and we determined that, other than as set foth below, we did not have any other material recognizable subsequent events.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS, a private investor located in Denmark, for financial services, a warrant to purchase 6,000,000 shares of our common stock at an exercise price of $1.00 per share which expires on December 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2022	EKIMAS Corporation

By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director and Chief Executive Officer Principal Executive,Financial and Accounting Officer