Form 10-K/A
period 2022-03-31
EKIMAS Corp
filed 2022-07-08
CIK 1011060

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

As of July 8, 2022, there were 5,681,248 shares of the registrant’s Common Stock outstanding. As of September 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $1,056,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

Auditor Firm ID	Auditor Name	Auditor Location
287	Liggett & Webb, P.A	Boynton Beach, Florida

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, originally filed on June 28, 2022 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we did not file a definitive proxy statement within 120 days of our fiscal year ended March 31, 2022. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

EKIMAS Corporation’s board of directors is currently comprised of one director. Our director and named executive officer, his age and position, as well as certain biographical information of this individual, is set forth below. The age of the individual is provided as of July 8, 2022.

Name	Age	Position
Bennett J. Yankowitz	67	Director and Chief Executive Officer

There are no family relationships between our director and executive officer.

Bennett J. Yankowitz

Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and of Stroock & Stroock & Lavan LLP. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company and was its Chief Executive Officer from 2008 to 2014. He is currently chief financial officer and a member of the board of directors of RocketFuel Blockchain, Inc. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars.

Our Board has concluded that Mr. Yankowitz is an appropriate person to represent management on our Board of Directors given his position as our Chief Executive Officer, his professional credentials, and his understanding of corporate regulatory matters and merger and acquisition activities.

Board Leadership Structure

On October 14, 2020, the Board appointed Mr. Michael F. Adams, our chief executive officer, to serve as the sole director. In connection with the First Closing of the Stock Purchase Agreement which we entered into with Reddington Partners LLC on October 12, 2021, Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive officer and sole director.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame identified in our bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. These requirements are detailed in our bylaws, which were filed as Appendix D to our definitive proxy statement on Schedule 14A as filed with the SEC on August 30, 2007. A copy of our bylaws will be provided upon written request to the Chief Executive Officer at EKIMAS Corporation, 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Code of Conduct and Ethics

We have adopted a Code of Ethics that allows for us to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our chief executive officer and director. A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, EKIMAS Corporation, 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2022.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. We intend to implement internal corporate governance guidelines and practices when we have available resources to implement these guidelines and practices. Such guidelines and practices, when implemented, will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, EKIMAS Corporation, 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

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

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2022 and 2021 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Bennett J. Yankowitz President & Chief Executive Officer	2022	$-	$-	$-	$-	(1)	$-
	2021	-	-	-	-	(1)	-

Former Named Executive Officer
Michael F. Adams President & Chief Executive Officer	2022	$-	$-	$-	$12,000	(2)	$12,000
	2021	-	-	-	76,000	(2)	76,000

(1)	Effective October 12, 2021, Mr. Yankowitz was engaged as our chief executive officer on a consultative basis and received no compensation during the fiscal year ended March 31, 2022.
(2)	Mr. Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of March 31, 2022. During the fiscal years ended March 31, 2022 and 2021, Mr. Adams earned approximately $12,000 and $76,000, respectively, in consulting fees and was reimbursed $2,000 and approximately $29,000, respectively, for office expenses and car allowance.

Employment Agreements and Change in Control Provision

None

Outstanding Equity Awards at 2022 Fiscal Year-End

None.

2022 Option Exercises and Stock Vested

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 8, 2022, of (i) each person known by us to beneficially own five percent (5%) or more of such shares. Our current executive officer and director does not beneficially own any of our shares of common stock. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 8, 2022. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
GK Partners ApS Mesterlodden 3b 2820 Gentofte Denmark	9,557,239	(2)	81.8%

Reddington Partners LLC 7950 W Sunset Blvd – Suite 629 Los Angeles, CA 90046 USA	778,618		6.7

PacificWave Partners UK Ltd. 308 High Street Croydon Surrey CR0 1NG United Kingdom	778,618		6.7

Total	11,114,475		95.15%

(1)	Based on 11,681,248 shares of common stock as of July 8, 2022 composed of 5,681,248 outstanding shares of our common stock and 6,000,000 shares of our common stock underlying a warrant issued to GK Partners ApS on April 1, 2022.
(2)	Includes 6,000,000 shares of our common stock underlying a warrant issued to GK Partners ApS on April 1, 2022 exercisable immediately at an exercise price of $1.00 per share and expiring on December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of March 31, 2022. During the fiscal years ended March 31, 2022 and 2021, Mr. Adams earned approximately $12,000 and $76,000, respectively, in consulting fees and was reimbursed $2,000 and approximately $29,000, respectively, for office expenses and car allowance. As of March 31, 2022 and 2021, there was $0 and approximately $17,000, respectively, payable to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances. In connection with the First Closing of the Stock Purchase Agreement which we entered into with Reddington Partners LLC on October 12, 2021, Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive officer and sole director.

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

Board Attendance

The Board did not meet during the fiscal year ended March 31, 2022.

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

We did not provide any Board compensation during the fiscal year ended March 31, 2022.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Liggett & Webb, P.A., our independent registered public accounting firm, for professional services rendered during the fiscal year ended March 31, 2022 and 2021.

Fee Category	Years Ended March 31,
(in thousands)	2022	2021
Audit fees	$20	$20
Other audit related fees	-	-
Tax fees	2	3
Total fees	$22	$23

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)	Not applicable.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
10.1	Stock Purchase Agreement dated as of October 12, 2021, between EKIMAS Corporation and Reddington Partners LLC—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.
10.2	Indemnification Agreement dated as of October 12, 2021, between EKIMAS Corporation and Bennett J. Yankowitz —incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.
10.3	Warrant dated as of April 1, 2022, issued by EKIMAS Corporation to GK Partners AsP—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 12, 2022.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 8, 2022	EKIMAS Corporation

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 8, 2022	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz Chief Executive Officer (Principal Executive Officer)

