Form 10-Q
period 2022-06-30
EKIMAS Corp
filed 2022-08-26
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 26, 2022, there were 5,681,248 shares of the registrant’s Common Stock outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	June 30, 2022 (Unaudited)	March 31, 2022
ASSETS
Current assets:
Cash	$186	$246
Prepaid expenses	2	4
Total current assets	188	250
Total assets	$188	$250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7	$43
Related party payable	11	12
Total current liabilities	18	55
Total liabilities	18	55

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and March 31, 2022	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 5,682,782 shares and 5,682,782 shares issued and 5,681,248 shares and 5,681,248 shares outstanding as of June 30, 2022 and March 31, 2022, respectively	6	6
Additional paid-in capital	38,954	33,944
Accumulated deficit	(38,760)	(33,725)
Treasury stock, 1,534 shares at cost as of June 30, 2022 and March 31, 2022	(30)	(30)
Total stockholders’ equity	170	195
Total liabilities and stockholders’ equity	$188	$250

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2022	2021

Operating expenses	$5,035	$69
Loss from operations	(5,035)	(69)
Other income – transaction fee	-	22
Loss from operations before provision for income taxes	(5,035)	(47)
Provision for income taxes	-	-
Net loss	(5,035)	(47)

Net loss per common share – basic and diluted	$(0.89)	$(0.00)

Shares used in computing net loss per common share – basic and diluted	5,681,248	566,773

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

(Unaudited – In thousands)

	Common Stock		Additional			Total
	Outstanding		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at March 31, 2021	566,773	$1	$33,549	$(33,438)	$(30)	$82
Net loss				(47)		(47)
Balance at June 30, 2021	566,773	$1	$33,549	$(33,485)	$(30)	$35

Balance at March 31, 2022	5,681,248	$6	$33,944	$(33,725)	$(30)	$195
Stock-based compensation			5,010			5,010
Net loss				(5,035)		(5,035)
Balance at June 30, 2022	5,681,248	$6	$38,954	$(38,760)	$(30)	$170

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	For the Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,035)	$(47)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	5,010	-
Changes in assets and liabilities:
Prepaid expenses	2	-
Accounts payable and accrued expenses	(36)	(32)
Related party payable	(1)	-
Net cash flows used in operating activities	(60)	(79)
Net change in cash	(60)	(79)
Cash at beginning of year	246	128
Cash at end of year	$186	$49

Supplemental disclosure of non-cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2022 and 2021, we reported a net loss of approximately $5,035,000 and $47,000, respectively. Cash flows of approximately $60,000 and $79,000 were used in operations for the three months ended June 30, 2022 and 2021, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS (“GK Partners”), a private investor located in Denmark, for financial services, a warrant to purchase 6,000,000 shares of our common stock at an exercise price of $1.00 per share which expires on December 31, 2023. There can be no assurances that GK Partners will exercise all or a portion of the warrant during the term of the warrant.

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations three months ended June 30, 2022 and cash flows for the three months ended June 30, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”).

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K as filed with the SEC on June 28, 2022.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

5. Related Party Transactions

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of June 30, 2022. During the three months ended June 30, 2022 and 2021, Mr. Adams earned approximately $0 and $25,000, respectively, in consulting fees and was reimbursed $0 and approximately $6,000, respectively, for office expenses and car allowance. As of June 30, 2022 and March 31, 2022, there were no amounts due to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances. In connection with the First Closing of the Stock Purchase Agreement which we entered into with Reddington Partners LLC on October 12, 2021, Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive officer and sole director.

During the three months ended June 30, 2022, Mr. Yankowitz, our chief executive officer and sole director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). During the three months ended June 30, 2022, we recorded legal fees for services incurred of approximately $6,000. These fees were offset by a $6,000 credit resulting from an immaterial error in the recording of two invoices during a previous period. As of June 30, 2022 and March 31, 2022 we had approximately $11,000 and $12,000 payable to the Affiliate. Mr. Yankowitz does not receive cash compensation for acting as our chief executive officer and sole director.

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

7. Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. During the three months ended June 30, 2022, the 6,000,000 shares underlying the warrant issued to GK Partners AsP, which are common stock equivalents, would be considered anti-dilutive. There were no potentially dilutive shares for the three months ended June 30, 2021.

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

June 30, 2022

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

We had no income tax credits for the three months ended June 30, 2022 and 2021. The effective tax rates during each of the three months ended June 30, 2022 and 2021 was 27.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of June 30, 2022 and March 31, 2022, there was no Junior Preferred Stock issued or outstanding.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

Warrant

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS, a private investor located in Denmark, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share which expires on December 31, 2023 (the “Warrant”). As of June 30, 2022 there were no exercises pursuant to the terms of the Warrant and the Warrant remained outstanding. We did not issue any warrants during the three months ended June 30, 2021.

In determining the fair value of the Warrant, we used the Black-Scholes pricing model having the following assumptions: (i) stock option exercise price of $1.00; (ii) fair market value of our common stock of $1.22 as quoted on the OTC Markets on the date of issuance of the Warrant; (iii) expected term of option of 0.83 years utilizing the “simplified” method to develop an estimate of the expected term of “plain vanilla” warrant grants; (iv) expected volatility of our common stock of approximately 203%; (v) expected dividend rate of 0.0%; and (vi) risk-free interest rate of approximately 2.44%. As a result, we recorded stock-based compensation of approximately $5,010,000 for the three months ended June 30, 2022.

The aggregate intrinsic value totalled $1,500,000, for total outstanding and exercisable warrants and was based on the estimated fair value of our common stock of $1.25 as of June 30, 2022, which is the aggregate fair value of the common stock that would have been received by the warrant holder had the warrant holder exercised the Warrant as of that date, net of the aggregate exercise price.

Treasury Stock and Other Transactions

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, we have repurchased a total of 251,379 shares under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the three months ended June 30, 2022 and 2021. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

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

EKIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

10. Stock Options

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. During December 2019, all stock options granted pursuant to the 2017 Plan were exercised through both cash payment and cashless exercise as provided in the 2017 Plan. There were no stock options outstanding pursuant to the 2017 Plan as of June 30, 2022 and March 31, 2022. As of March 31, 2022 and 2021, there were 9,000 shares of our common stock, on a post-split basis, available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-Q. For example, given the cessation of our operations as a developer, manufacturer, marketer and seller of advanced polymers on January 31, 2020, resulting from the sale of substantially all of our assets to an independent third party, we became engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction whereby such a transaction would likely result in a change in control. If we are unable to effect a transaction with an operating company, we may be required to cease all operations, including liquidation through bankruptcy proceedings. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. You are encouraged to review our filings with the Securities and Exchange Commission and to read and carefully consider the additional information included in our Annual Report on Form 10K for the fiscal year ended March 31, 2022, including but not limited to the Risk Factors discussed in Part I, Item 1A. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2022. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. Other than as set forth below, there have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2022.

Stock-based Compensation

We applied the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the condensed consolidated statements of operations.

ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward- known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using the Black Scholes option-pricing model adjusted for the unique characteristics of those instruments.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement date of an award’s fair value., which is expensed over the requisite service period.

Results of Operations

Three Months Ended June 30, 2022 vs. June 30, 2021

Operating Expenses

During the three months ended June 30, 2022, our operating expenses were approximately $5,035,000 as compared with $69,000 for the comparable prior year period, an increase of approximately $4,966,000. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The decrease in these operating costs is primarily a result of the recording of stock-based compensation of approximately $5,010,000 in connection with the issuance of a warrant immediately exercisable into up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share which is exercisable through December 31, 2023.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of approximately $186,000 as compared to a cash balance of approximately $246,000 as of March 31, 2022.

During the three months ended June 30, 2022, we had net cash of approximately $60,000 used in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of approximately $5,035,000; and (ii) a decrease in accounts payable, accrued expenses and related party payable of approximately $36,000. The cash used in operating activities were offset by stock-based compensation of approximately $5,010,000 in connection with the issuance of a warrant immediately exercisable into up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share through December 31, 2023. During the three months ended June 30, 2021, we had net cash of approximately $79,000 used in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of approximately $47,000; and (ii) a decrease in accounts payable and accrued expenses of approximately $32,000.

There was no cash used in or provided by financing activities or investing activities during the three months ended June 30, 2022 and 2021.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2022 and 2021, we reported a net loss of approximately $5,035,000 and $47,000, respectively. Cash flows of approximately $60,000 and $79,000 were used in operations for the three months ended June 30, 2022 and 2021, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments as of June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of June 30, 2022 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

None

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

Dated: August 26, 2022

