Form 10-Q
period 2022-09-30
EKIMAS Corp
filed 2022-11-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022, there were 5,681,248 shares of the registrant’s Common Stock outstanding.

EKIMAS CORPORATION

EKIMAS CORPORATION

Balance Sheets

(In thousands, except per share and per share amounts)

	September 30, 2022 (Unaudited)	March 31, 2022
ASSETS
Current assets:
Cash	$1	$246
Prepaid expenses	9	4
Total current assets	10	250
Total assets	$10	$250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22	$43
Related party payable	6	12
Total current liabilities	28	55
Total liabilities	28	55

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and March 31, 2022	-	-
Common stock; $.001 par value; 50,000,000 shares authorized; 5,682,782 shares and 5,682,782 shares issued and 5,681,248 shares and 5,681,248 shares outstanding as of September 30, 2022 and March 31, 2022, respectively	6	6
Additional paid-in capital	38,813	33,944
Accumulated deficit	(38,807)	(33,725)
Treasury stock, 1,534 shares at cost as of September 30, 2022 and March 31, 2022	(30)	(30)
Total stockholders’ equity	(18)	195
Total liabilities and stockholders’ equity	$10	$250

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Operating expenses	$47	$147	$5,082	$216
Loss from operations	(47)	(147)	(5,082)	(216)
Other income:
Transaction fee	-	-	-	22
Other income	-	-	-	22
Loss from operations before provision for income taxes	(47)	(147)	(5,082)	(194)
Provision for income taxes	-	-	-	-
Net loss	$(47)	$(147)	$(5,082)	$(194)

Net loss per common share – basic and diluted	$(0.01)	$(0.26)	$(0.89)	$(0.34)

Shares used in computing net loss per common share – basic and diluted:	5,681,248	566,773	5,681,248	566,773

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statement of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2022 and 2021

(Unaudited – In thousands)

	Common Stock		Additional			Total
	Outstanding		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at March 31, 2021	566,773	$1	$33,549	$(33,438)	$(30)	$82
Net loss				(47)		(47)
Balance at June 30, 2021	566,773	1	33,549	(33,485)	(30)	35
Net loss				(147)		(147)
Balance at September 30, 2021	566,773	$1	$33,549	$(33,632)	$(30)	$(112)

Balance at March 31, 2022	5,681,248	$6	$33,944	$(33,725)	$(30)	$195
Stock-based compensation			5,010			5,010
Net loss				(5,035)		(5,035)
Balance at June 30, 2022	5,681,248	6	38,954	(38,760)	(30)	170
Cash distribution to stockholders			(141)			(141)
Net loss				(47)		(47)
Balance at September 30, 2022	5,681,248	$6	$38,813	$(38,807)	$(30)	$(18)

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	For the Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,082)	$(194)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	5,010	-
Changes in assets and liabilities:
Prepaid expenses	(5)	-
Accounts payable and accrued expenses	(21)	69
Related party payable	(6)	-
Net cash flows used in operating activities	(104)	(125)
Cash flows from financing activities:
Cash distribution to stockholders	(141)	-
Net cash flows (used in) financing activities	(141)	-
Net change in cash	(245)	(125)
Cash at beginning of year	246	128
Cash at end of year	$1	$3

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EKIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2022 and 2021, we reported a net loss of approximately $47,000 and $147,000, respectively. During the six months ended September 30, 2022 and 2021, we reported a net loss of approximately $5,082,000 and $194,000, respectively. Cash flows of approximately $104,000 and $125,000 were used in operations for the six months ended September 30, 2022 and 2021, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

EKIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

Our Board of Directors declared a cash distribution to stockholders pursuant to the terms and conditions of the SPA. The cash distribution of approximately $141,000, or $0.25 per share, was paid on September 22, 2022 to stockholders of record as of March 15, 2022.

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

3. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and six months ended September 30, 2022 and cash flows for the six months ended September 30, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K, as of and for the fiscal year ended March 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”).

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

EKIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

5. Related Party Transactions

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of September 30, 2022. During the three months ended September 30, 2022 and 2021, Mr. Adams earned approximately $0 and $31,000, respectively, in consulting fees and was reimbursed $0 and approximately $5,000, respectively, for office expenses and car allowance. During the six months ended September 30, 2022 and 2021, Mr. Adams earned approximately $0 and $54,000, respectively, in consulting fees and was reimbursed $0 and approximately $11,000, respectively, for office expenses and car allowance. As of September 30, 2022 and March 31, 2022, there were no amounts due to Mr. Adams in consideration of his consulting services and reimbursable expenses and allowances. In connection with the First Closing of the Stock Purchase Agreement which we entered into with Reddington Partners LLC on October 12, 2021, Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive and financial officer and sole director.

Since October 12, 2021, Mr. Yankowitz, our chief executive and financial officer and sole director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). During the three and six months ended September 30, 2022, we recorded legal fees for services incurred of approximately $5,000 and $10,000, respectively. The fees for the three months ended June 30, 2022 were offset by a $6,000 credit resulting from an immaterial error in the recording of two invoices during a previous period. During the three and six months ended September 30, 2021, the Affiliate did not provide us legal or other services. As of September 30, 2022 and March 31, 2022 we had approximately $7,000 and $12,000 payable to the Affiliate. Mr. Yankowitz does not receive cash compensation for acting as our chief executive officer and sole director.

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

7. Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in loss that would result from the assumed conversion of potential shares. During the six months ended September 30, 2022, the 6,000,000 shares underlying the warrant issued to GK Partners AsP, which are common stock equivalents, would be considered anti-dilutive. There were no potentially dilutive shares for the six months ended September 30, 2021.

EKIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

We had no income tax credits for the six months ended September 30, 2022 and 2021. The effective tax rates during each of the six months ended September 30, 2022 and 2021 was 27.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

9. Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of September 30, 2022 and March 31, 2022, there was no Junior Preferred Stock issued or outstanding.

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

EKIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

In determining the fair value of the Warrant, we used the Black-Scholes pricing model having the following assumptions: (i) stock option exercise price of $1.00; (ii) fair market value of our common stock of $1.22 as quoted on the OTC Markets on the date of issuance of the Warrant; (iii) expected term of option of 0.83 years utilizing the “simplified” method to develop an estimate of the expected term of “plain vanilla” warrant grants; (iv) expected volatility of our common stock of approximately 203%; (v) expected dividend rate of 0.0%; and (vi) risk-free interest rate of approximately 2.44%. As a result, we recorded stock-based compensation of approximately $5,010,000 for the three months ended June 30, 2022 and for the six months ended September 30, 2022.

The aggregate intrinsic value totaled $1,500,000, for total outstanding and exercisable warrants and was based on the estimated fair value of our common stock of $1.25 as of June 30, 2022, which is the aggregate fair value of the common stock that would have been received by the warrant holder had the warrant holder exercised the Warrant as of that date, net of the aggregate exercise price.

EKIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

Cash Distribution to Stockholders

Our Board of Directors declared a cash distribution to stockholders pursuant to the terms and conditions of the SPA. The cash distribution of approximately $141,000, or $0.25 per share, was paid on September 22, 2022 to stockholders of record as of March 15, 2022.

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

10. Stock Options

On August 14, 2017, our board of directors approved and adopted the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”), which authorized the grant of non-qualified stock options exercisable into a maximum of 7,000,000 shares of our common stock. From August 17, 2017 through December 13, 2018, the board of directors approved the grant of stock options to certain directors, employees and a consultant which were immediately vested and exercisable into a total of 6,550,000 shares of our common stock. During December 2019, all stock options granted pursuant to the 2017 Plan were exercised through both cash payment and cashless exercise as provided in the 2017 Plan. There were no stock options outstanding pursuant to the 2017 Plan as of September 30, 2022 and March 31, 2022. As of September 30, 2022 and March 31, 2022, there were 9,000 shares of our common stock, on a post-split basis, available to grant pursuant to the 2017 Plan and no options outstanding or exercisable.

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

On October 14, 2022, we executed a Demand Promissory Note (the “Note”) in favor of GK Partners ApS (the “Lender”), a private company located in Denmark. The Note has a principal amount of $40,000, bears interest at a rate of 3% per annum and matures on June 30, 2023 (the “Maturity Date”). Principal and accrued interest are payable on the Maturity Date or earlier on demand. The Lender advanced $20,000 of the principal amount of the Note on October 14, 2022 and is expected to advance the remaining $20,000 no later than October 21, 2022. We plan to use the amounts advanced to pay certain operating expenses.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 3 to our financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended March 31, 2022. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited financial statements. Other than as set forth below, there have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 vs. September 30, 2021

Operating Expenses

During the three months ended September 30, 2022, our operating expenses were approximately $47,000 as compared with $147,000 for the comparable prior year period, a decrease of approximately $100,000. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The decrease in these operating costs is primarily a result of the decrease in professional and consulting fees incurred prior to the change of control resulting from the purchase of common stock by an investor on October 12, 2021.

Six Months Ended September 30, 2022 vs. September 30, 2021

Operating Expenses

During the six months ended September 30, 2022, our operating expenses were approximately $5,082,000 as compared with $216,000 for the comparable prior year period, an increase of approximately $4,866,000. Our operating expenses are composed of those costs necessary to operate a public company, which are primarily composed of management consultant fees, accounting fees, professional fees, and regulatory fees. The increase in these operating costs is primarily a result of the recording of stock-based compensation of approximately $5,010,000 in connection with the issuance of a warrant immediately exercisable into up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share which is exercisable through December 31, 2023. The increase in these operation costs were offset by a decrease in professional and consulting fees incurred prior to the change of control resulting from the purchase of common stock by an investor on October 12, 2021.

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

Liquidity and Capital Resources

As of September 30, 2022, we had cash of approximately $1,000 as compared to a cash balance of approximately $246,000 as of March 31, 2022.

During the six months ended September 30, 2022, we had net cash of approximately $104,000 used in operating activities. Our cash flows used in operating activities is primarily a result of (i) our net loss of approximately $5,082,000; and (ii) a decrease in accounts payable, accrued expenses and related party payable of approximately $27,000. The cash used in operating activities were offset by stock-based compensation of approximately $5,010,000 in connection with the issuance of a warrant immediately exercisable into up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share through December 31, 2023. During the six months ended September 30, 2021, we had net cash of approximately $125,000 used in operating activities. Our cash flows used in operating activities is primarily a result of our net loss of approximately $194,000 which was offset by an increase in accounts payable and accrued expense of approximately $69,000.

During the six months ended September 30, 2022 we had net cash of approximately $141,000 used in financing activities as a result of the cash distribution of approximately $141,000 on September 22, 2022 to our stockholders of record as of March 15, 2022.There was no cash used in or provided by financing activities or investing activities during the six months ended September 30, 2021.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2022 and 2021, we reported a net loss of approximately $47,000 and $147,000, respectively. During the six months ended September 30, 2022 and 2021, we reported a net loss of approximately $5,082,000 and $194,000, respectively. Cash flows of approximately $104,000 and $125,000 were used in operations for the six months ended September 30, 2022 and 2021, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

On October 14, 2022, we executed a Demand Promissory Note (the “Note”) in favor of GK Partners ApS (the “Lender”), a private company located in Denmark. The Note has a principal amount of $40,000, bears interest at a rate of 3% per annum and matures on June 30, 2023 (the “Maturity Date”). Principal and accrued interest are payable on the Maturity Date or earlier on demand. The Lender advanced $20,000 of the principal amount of the Note on October 14, 2022 and is expected to advance the remaining $20,000 no later than October 21, 2022. We plan to use the amounts advanced to pay certain operating expenses.

Commitments

We do not have any long-term commitments as of September 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of September 30, 2022 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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
Bennett J. Yankowitz
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)

Dated: November 14, 2022

