Form 10-K
period 2023-03-31
Nordicus Partners Corp
filed 2023-07-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-28034

NORDICUS PARTNERS CORPORATION
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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $646,121 as of September 30, 2022.

As of July 12, 2023, 10,796,248 shares of the registrant’s Common Stock were outstanding.

NORDICUS PARTNERS CORPORATION

(Formerly EKIMAS Corporation)

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2023

PART I

Item 1. Business.

Cautionary Note Regarding Forward Looking Statements

This Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

On February 23, 2023, the Company and Nordicus Partners A/S, a Danish stock corporation, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”). GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share. As a result of the Business Combination, Nordicus became a 100% wholly owned subsidiary of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

Our Business

We are a financial consulting company, specializing in providing Nordic companies with the best possible conditions to establish themselves on the U.S. market, taking advantage of management’s combined +90 years of experience in the corporate sector, serving in different capacities both domestically and globally.

Our core competencies lie in assisting Danish as well as other Nordic and international companies in different areas of corporate finance activities, such as:

●	Business valuation
●	Growth strategy – budgeting included
●	Investment Memorandum
●	Attracting capital for businesses
●	Reverse Take Overs (RTOs)
●	Company acquisitions and sales

The aforementioned areas of expertise are widely applicable in a lot of industries; however, the companies we service primarily operate in the following sectors:

●	Green Energy / Clean Tech,
●	Life Science
●	E-commerce,
●	Blockchain, and
●	SaaS

Our mission going forward, is to assist the right Nordic companies realize their growth strategy, by fine tuning systems and processes, sharpening the commercial focus and providing companies with the best possible guidance and setup suited to successfully establish themselves on the U.S. market.

Through our business operations, we are being presented with numerous business opportunities and ventures. On occasion we view some of those businesses attractive enough to engage with ourselves and thus acquire an ownership stake in the company. Hence, potentially creating an added revenue stream – alongside the fees from our corporate finance services – if the company’s value increases over time.

Besides the value we provide through our direct involvement with the companies, we have a comprehensive network of business partners and associates, which spans across Europe and the U.S.

We also operate as a business incubator, in which we can provide added value by accelerating and smoothing companies’ transition to the U.S. through a number of support resources and services such as office space, lawyers, bookkeepers, marketing specialists, etc. with years of experience navigating through the U.S. marketplace. Hence, providing companies with the optimal conditions needed for their international expansion.

Employees

We intend to employ outside contractors when needed, as it pertains to legal advice, market analysts, funding specialists, marketing specialists, corporate valuations and investor relations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

None.

Item 3. Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to August 1, 2020, our common stock was quoted on the OTCQB tier of The OTC Markets under the ticker symbol “ASNB.” Effective August 1, 2020, we voluntarily downgraded to the OTC PINK tier of the OTC Markets. On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of June 23, 2023, there were approximately 112 stockholders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227-2950.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS (“GK Partners”), a private investor located in Denmark, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000.

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

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Nordicus, GK Partners, Henrik Rouf and Life Science Power House ApS (“LSPH”), the Company issued 2,500,000 shares of the common stock (Note 1).

On June 20, 2023, the Company and GK Partners entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which GK Partners sold to the Company 5,000,000 restricted shares of common stock of Myson, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to GK Partners.

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended March 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2023 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by board of directors	-	-	450,000	(1)
	-		450,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were stock options granted under the 2017 Plan on various dates from August 17, 2017 through December 31, 2018 which were exercisable into 6,550,000 shares of our common stock. There were no stock options outstanding as of March 31, 2023 or 2022, accordingly there were no options available for exercise under the 2017 Plan. As of March 31, 2023, there were 450,000 shares remaining to be granted under the 2017 Plan.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2023 and 2022. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Purchaser Common Stock”), (such transaction, the “Business Combination”). As a result of the Business Combination, Nordicus became a 100% wholly owned subsidiary of the Company.

We are a financial consulting company, specializing in providing Nordic companies with the best possible conditions to establish themselves on the U.S. market, taking advantage of management’s combined +90 years of experience in the corporate sector, serving in different capacities both domestically and globally.

Our core competencies lie in assisting Danish as well as other Nordic and international companies in different areas of corporate finance activities.

Results of Operations

Fiscal Year Ended March 31, 2023 Compared to the Fiscal Year Ended March 31, 2022

Operating Expenses

During the fiscal year ended March 31, 2023, we had stock-based compensation to related parties of $8,141,501, for the fair value of warrants issued. We had no stock-based compensation expense in the prior year.

For the fiscal year ended March 31, 2023, we had professional fees of $102,286 compared to $119,863 for the fiscal year ended March 31, 2022, a decrease of $17,577 or 14.7%. The decrease is largely due to a decrease of accounting fees.

For the fiscal year ended March 31, 2023, we had consulting fees of $39,602 compared to $105,565 for the fiscal year ended March 31, 2022, a decrease of $65,963 or 62.5%. The decrease is largely due to a decrease of consulting fees for our prior CEO.

For the fiscal year ended March 31, 2023, we had general and administrative expenses of $196,500 compared to $83,743 for the fiscal year ended March 31, 2022, an increase of $112,757 or 134.6%. The increase in G&A expense is mainly due to the expense related to a cash distribution of $141,693.

Other Income

For the fiscal year ended March 31, 2023, we had interest expense of $382 and other income of $8,055, for total other income of $7,673. For the fiscal year ended March 31, 2022, we had other income of $22,000, from a cash deposit in connection with a non-binding arrangement.

Net Loss

For the fiscal year ended March 31, 2023, we had a net loss of $8,472,216 compared to $287,171 in the prior year. The large increase in our net loss in the current fiscal year is due to the non-cash expense we incurred as discussed above.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had cash of $7,149, a decrease of $238,796 when compared with a balance of $245,945 as of March 31, 2022.

During the fiscal year ended March 31, 2023, we had net cash of $368,347 used in operating activities compared to $282,381 used in operating activities in the prior year.

There was no cash used in or provided by investing activities during the fiscal years ended March 31, 2023 and 2022.

During the fiscal year ended March 31, 2023, net cash of $128,886 provided by financing activities. We received $115,000 from the exercise of warrants and $13,886 from a related party. We received and repaid a $40,000 loan payable.

During the fiscal year ended March 31, 2022, we had net cash of $400,000 provided by financing activities which was a result of the issuance of an additional 5,114,475 shares of our common stock to a private investor in consideration of $400,000 in cash.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the fiscal years ended March 31, 2023 and 2022, we reported a net loss of approximately $8,472,000 and $287,000, respectively. Cash flows of approximately $368,000 and $282,000 were used in operations for the fiscal years ended March 31, 2023 and 2022, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

(Formerly EKIMAS Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nordicus Partners

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nordicus Partners Corporation and Subsidiary (“the Company”) as of March 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated revenue, incurred losses since inception, and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2023.

Spokane, Washington
July 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nordicus Partners Corporation (F/K/A EKIMAS Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nordicus Partners Corporation (F/K/A EKIMAS Corporation) (the Company) as of March 31, 2022, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

June 27, 2022

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

(Formerly EKIMAS Corporation)

BALANCE SHEETS

	March 31, 2023	March 31, 2022
	(Consolidated)
ASSETS
Current assets:
Cash	$7,149	$245,945
Receivable	44,481	—
Prepaids and other current assets	770	3,500
Total current assets	52,400	249,445
Website	2,625	—
Total Assets	$55,025	$249,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,354	$43,422
Accounts payable – related party	12,127	11,512
Related party payable	13,886	—
Total current liabilities	27,367	54,934
Total Liabilities	27,367	54,934

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 8,296,248 shares and 5,682,782 and 8,299,276 shares and 5,681,248 shares issued; respectively	8,296	5,681
Treasury stock, 1,534 shares at cost as of March 31, 2023 and 2022	(30,328)	(30,328)
Additional paid-in capital	42,246,688	33,944,605
Accumulated other comprehensive income	665	—
Accumulated deficit	(42,197,663)	(33,725,447)
Total stockholders’ equity	27,658	194,511
Total liabilities and stockholders’ equity	$55,025	$249,445

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

(Formerly EKIMAS Corporation)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2023	2022

Operating expenses:
Stock based compensation– related party	$8,141,501	$—
Professional fees	102,286	119,863
Consulting expense	39,602	105,565
General and administrative	196,500	83,743
Total operating expenses	8,479,889	309,171

Loss from operations	(8,479,889)	(309,171)

Other income (expense):
Interest expense	(382)	—
Other income	8,055	22,000
Total other income	7,673	22,000

Loss from operations before provision for income taxes	(8,472,216)	(287,171)
Provision for income taxes	—	—
Net loss	(8,472,216)	(287,171)

Other comprehensive income:
Foreign currency translation adjustment	665	—
Comprehensive Loss	$(8,471,551)	$(287,171)

Net loss per common share – basic and diluted	$(1.43)	$(0.30)

Weighted average shared – basic and diluted	5,938,851	944,651

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

(Formerly EKIMAS Corporation)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity
Balance at March 31, 2021	566,773	$567	$33,549,719	$(33,438,276)	$(30,328)	$—	$81,682
Common stock issued to an investor	5,114,475	5,114	394,886	—	—	—	400,000
Net loss	—	—	—	(287,171)	—	—	(287,171)
Balance at March 31, 2022	5,681,248	5,681	33,944,605	(33,725,447)	(30,328)	—	194,511
Stock-based compensation - fair value of warrants– related party	—	—	8,141,501	—	—	—	8,141,501
Shares issued for acquisition	2,500,000	2,500	45,697	—	—	—	48,197
Exercise of warrants	115,000	115	114,885		—	—	115,000
Net loss	—	—	—	(8,472,216)	—	665	(8,471,551)
Balance at March 31, 2023	8,296,248	$8,296	$42,246,688	$(42,197,663)	$(30,328)	$665	$27,658

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

(Formerly EKIMAS Corporation)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(8,472,216)	$(287,171)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation – related party	8,141,501	—
Changes in assets and liabilities:
Prepaid expenses	3,500	(3,500)
Accounts payable and accrued expenses	(41,132)	8,290
Net cash used in operating activities	(368,347)	(282,381)

Cash flows from financing activities:
Proceeds from note payable	40,000	—
Repayment of note payable	(40,000)	—
Proceeds from exercise of warrants	115,000	—
Cash advance - related party	13,886	—
Issuance of common stock to an investor	—	400,000
Net cash (used) provided by financing activities	128,886	400,000

Net change in cash	(239,461)	117,619
Effect of exchange rate on cash	665	—
Cash at beginning of year	245,945	128,326
Cash at end of year	$7,149	$245,945

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

(Formerly EKIMAS Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nordicus Partners Corporation (the “Company” “Nordicus”) was founded in 1993 as a subsidiary of PolyMedica Corporation. On January 31, 2020, we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provided critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

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

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

On February 23, 2023, the Company and Nordicus Partners A/S, a Danish stock corporation, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners, Henrik Rouf and Life Science Power House ApS (“LSPH”). GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share. As a result of the Business Combination, Nordicus became a 100% wholly owned subsidiary of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill.

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended March 31, 2023 or 2022.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended March 31, 2023, includes the accounts of the Company and its wholly owned subsidiary, Nordicus Partners A/S. All significant intercompany transactions have been eliminated in consolidation.

Translation Adjustment

The accounts of the Company’s subsidiary are maintained in Danish krone. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of Stockholders’ equity. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of Stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive income is included in net loss and foreign currency translation adjustments.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on March 31, 2023 and 2022.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2023, there are 6,635,000 potentially dilutive shares of common stock from warrants. There were no potentially dilutive shares for the year ended March 31, 2022. Diluted shares are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet generated any revenue and has incurred losses since inception resulting in an accumulated deficit of $42,197,663 as of March 31, 2023. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisition, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties and/or private placement of common stock. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of March 31, 2022. During the fiscal years ended March 31, 2023 and 2022, Mr. Adams earned $0 and $12,000, respectively, in consulting fees and was reimbursed $0 and $2,000, respectively, for office expenses and car allowance. On October 12, 2022, Mr. Adams resigned as our chief executive officer and sole director, and Mr. Bennett J. Yankowitz was appointed as our chief executive officer and sole director.

Mr. Thomas Glasner Larsen is an affiliate of GK Partners and was a member of our board of directors from February 23, 2023, until his voluntary retirement on June 9, 2023. He was also a beneficial owner of a controlling interest in Nordicus Partners A/S until its acquisition by us on February 23, 2023.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Nordicus Partners A/S, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”), we issued 2,500,000 shares of the common stock (Note 1).

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Myson, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to the Seller.

Mr. Bennett Yankowitz, our chief financial officer and a director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $35,415 and $11,453 for the fiscal years ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022 we had a $12,217 and $11,512 payable due to the Affiliate. Mr. Yankowitz does not currently receive cash compensation for acting as our chief financial officer and director.

On November 28, 2022, we issued Mr. Yankowitz a warrant to purchase 250,000 shares of the Company’s Common Stock. The warrants have an exercise price of $1.00 per share and expire on December 31, 2027. The warrants were issued as compensation for his acting as the sole director and the chief executive officer of the Company. Refer to Note 8 valuation detail.

As of March 31, 2023, the Company has a receivable of $44,481, due from GK Partners. The amount was received in Q1 FY 2024.

NOTE 5 – NOTE PAYABLE

On October 14, 2022, the Company issued a Demand Promissory Note (“Note”) to GK Partners ApS for which it received $40,000. The Note bears interest at 3% per annum and matures June 30, 2023. On February 16, 2023, the Company repaid the $40,000 Note and $382 of interest.

NOTE 6 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2023 and 2022, there are no shares or Preferred Stock issued or outstanding.

NOTE 7 - COMMON STOCK TRANSACTIONS

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

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 422,725 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 4,691,750 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 5,114,475 shares of our common stock, or approximately 90% of our total shares of common stock outstanding. As of the Second Closing, the Voting Agreements terminated.

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

On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Nordicus, GK Partners, Henrik Rouf and Life Science Power House ApS (“LSPH”), the Company issued 2,500,000 shares of the common stock (Note 1).

NOTE 8 - WARRANTS

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share which expires on December 31, 2023. In determining the fair value of the warrant, we used the Black-Scholes pricing model having the following assumptions: (i) stock option exercise price of $1.00; (ii) fair market value of our common stock of $1.22 as quoted on the OTC Markets on the date of issuance of the Warrant; (iii) expected term of option of 1.75 years; (iv) expected volatility of 699.79%; (v) expected dividend rate of 0.0%; and (vi) risk-free interest rate of approximately 2.44%. As a result, we recorded stock-based compensation of approximately $7,316,971 for the year ended March 31, 2023.

On November 28, 2022, we issued 1) to David Volpe a warrant to purchase 500,000 shares of the Company’s Common Stock and 2) to Bennett J. Yankowitz a warrant to purchase 250,000 shares of the Company’s Common Stock. The warrants have an exercise price of $1.00 per share and expire on December 31, 2027. Mr. Volpe’s warrants were issued as compensation for consulting services provided to the Company. Mr. Yankowitz’s warrants were issued as compensation for his acting as the sole director and the chief executive officer of the Company. In determining the fair value of the warrants, we used the Black-Scholes pricing model having the following assumptions: (i) stock option exercise price of $1.00; (ii) fair market value of our common stock of $1.12 as quoted on the OTC Markets on the date of issuance of the Warrant; (iii) term of option of 5 years; (iv) expected volatility of approximately 206%; (v) expected dividend rate of 0.0%; and (vi) risk-free interest rate of approximately 3.88%. As a result, we recorded total stock-based compensation of approximately $825,000 for the year ended March 31, 2023.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, March 31, 2022	—	—	—
Issued	6,750,000	$1.00	2.13
Cancelled	—	$—	—
Exercised	(115,000)	$—	—
Outstanding, March 31, 2023	6,635,000	$1.00	1.21	$—

NOTE 9 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022
Expected federal tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	6.3%	6.3%
Non-deductible expenses	0.0%	0.0%
Effect of net operating loss true-up	0.0%	0.0%
Utilization of net operating losses	(27.3)%	(27.3)%
Effective tax rate	0.0%	0.0%

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

(in thousands)	March 31, 2023	March 31, 2022
Deferred Tax Assets:
Net operating loss carryforwards	$2,313,000	$3,183
Valuation allowance	(2,313,000)	(3,183)
Net deferred tax assets	$—	$—

At March 31, 2023, the Company had net operating loss carry forwards of approximately $35,057,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the March 31, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

On June 9, 2023, Tom Glaesner Larsen resigned from the Company’s board of directors, and the remaining board members appointed Henrik Keller as his replacement.

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Myson, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to GK Partners.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 7, 2022, the Company was notified by its auditor, Liggett & Webb, P.A. (“Liggett & Webb”) that it would no longer be offering auditing services. On October 7, 2022, the Company retained BF Borgers CPA PC to serve as the Company’s independent registered public accounting firm.

In May 2023 the Company, at the recommendation of the Company’s Board of Directors, terminated BF Borgers CPA PC as the independent registered public accounting firm for the Company and its subsidiary Nordicus Partners A/S. On May 19, 2023, the Company, based on the decision of its board of directors, approved the engagement of Fruci & Associates II, PLLC to serve as the Company’s independent registered public accounting firm.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2023, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control (2013). Based on this assessment, our management concluded that, as of March 31, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended March 31, 2023 and 2022. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Henrik Rouf	56	Chief Executive Officer
Tom Glaesner Larsen (1)	53	Director
Christian Hill-Madsen	56	Director
Bennett J. Yankowitz	68	Director and Chief Financial Officer

(1)	Resigned from the Company’s board of directors on June 9, 2023; the remaining board members appointed Henrik Keller as his replacement.

There are no family relationships between our director and executive officer.

Background of Executive Officers and Directors

Henrik Rouf—Chief Executive Officer. Mr. Rouf has 30 years of experience in the global finance markets, working as an international financier, merchant banker and fund manager, respectively. Mr. Rouf advises and finances companies in many industries, including (though not limited to) software, semiconductors, blockchain, healthcare, medical devices, biotechnology, restaurant chains, apparel, cannabis, clean tech and advertising. By being located and working in the United States for more than 30 years, Mr. Rouf has a vast network and extensive ties to especially the US, but also to Europe and Asia. Since 2004, he has been the President of PacificWave Partners Inc., a California-based merchant bank.

Tom Glaesner Larsen— Member of our Board of Directors. Prior to joining Nordicus Partners Corporation, Mr. Larsen has for over +30 years worked as an accountant and management consultant, serving in various executive positions as CIO, CFO and/or CEO, at management consulting firms and at renewable energy companies, domestically and internationally. Since 2020, Mr. Larsen has been the CEO of Nordicus Partners A/S, a Denmark-based financial consultancy company. From 2017 until present Mr. Larsen also serves as the CEO of the management consultancy firm, GK Partners ApS, the accounting firm, Firm Management ApS, and the finance consultancy firm, Glaesner Holding ApS.

Christian Hill-Madsen—Chairman of our Board of Directors. Mr. Hill-Madsen joined the Nordicus Partners Corporation Board in January 2023. He has over 25 years of experience working as a headhunter dedicated to the Life Science Industry in the Nordics, mastering the fine art of finding the best candidates for the right job, in all aspects of the healthcare solution program from Headhunting and Recruitment, Salesforce Optimization, Assessment to Organizational Development, etc. He is the CEO of Life Science Power House ApS, a Denmark-based life science advisory and consultancy firm, since 2018. From 2013 to 2018 he was the Founder and CEO of the life science headhunting firm, Hill-Consult.

Mr. Hill-Madsen is one of the few headhunters truly dedicated to the Life Science industry – from the single objective of wanting to be the best at what he does, working with his clients in the full employee life cycle to ensure that his clients always have the right person serving in the right position.

Bennett J. Yankowitz—Chief Financial Officer and Member of our Board of Directors. Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and of Stroock & Stroock & Lavan LLP. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company and was its Chief Executive Officer from 2008 to 2014. He is currently chief financial officer and a member of the board of directors of RocketFuel Blockchain, Inc. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars.

Our Board has concluded that Mr. Yankowitz is an appropriate person to represent management on our Board of Directors given his position as our Chief Financial Officer, his professional credentials, and his understanding of corporate regulatory matters and merger and acquisition activities.

Code of Conduct and Ethics

We have adopted a Code of Ethics that allows for us to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our chief executive officer and director. A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, Nordicus Partners Corporation, 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2023.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. We intend to implement internal corporate governance guidelines and practices when we have available resources to implement these guidelines and practices. Such guidelines and practices, when implemented, will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, Nordicus Partners Corporation, 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” As of the date of this Report, none of our directors are considered to be independent.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2023 and 2022 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Bennett J. Yankowitz	2023	$-	$-	$-	$-	$-
Chief Financial Officer (1) (3)	2022	$-	$-	$-	$-	$-

Henrik Rouf	2023	$-	$-	$-	$-	$-
Chief Executive Officer (3)	n/a

Former Named Executive Officer
Michael F. Adams	2023	$-	$-	$-	$-	$-
President & Chief Executive Officer (2)	2022	$-	$-	$-	$12,000	$12,000

(1)	Effective October 12, 2021, Mr. Yankowitz was engaged as our chief executive officer on a consultative basis and received no compensation during the fiscal years ended March 31, 2023 and 2022. On November 28, 2022 Mr. Yankowitz was granted a warrant to purchase 250,000 shares of our common stock at $1.00 per share.
(2)	Mr. Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of March 31, 2022.
(3)

In connection with the Business Combination, on February 23, 2023, the Company appointed Henrik Rouf as our Chief Executive Officer, and Bennett J. Yankowitz resigned as our Chief Executive Officer and was appointed as our Chief Financial Officer.

Employment Agreements and Change in Control Provision

On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provides for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year.

Mr. Yankowitz’s consulting agreement provides for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year.

Outstanding Equity Awards at 2023 Fiscal Year-End

None.

Directors’ Compensation

We did not provide any Board compensation during the fiscal year ended March 31, 2023 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of June 23, 2023 of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of June 23, 2023. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Henrik Rouf 7950 W. Sunset Blvd – Suite 629 Los Angeles, CA 90046 USA	3,278,618	(2)	18.8%

Bennett Yankowitz 280 S. Beverly Dr., Suite 505 Beverly Hills, CA 90212	250,000	(3)	1.4%

Christian Hill-Madsen Mesterlodden 3a 2820 Gentofte Denmark	2,500,000	(4)	14.3%

All officers and directors as a group (3 persons)	6,028,618		34.6%

Tom Glaesner Larsen Dyrehavevej 3b 2930 Klampenborg Denmark	12,387,804	(5)	71.1%

(1)	Based on 17,431,248 shares of common stock as of July 12, 2023 composed of 10,796,248 outstanding shares of our common stock and 6,635,000 shares of our common stock underlying outstanding warrants.
(2)	Includes (i) 778,618 shares of our common stock owned by Reddington Partners LLC of which Mr. Rouf is the sole beneficial owner and (ii) 2,500,000 shares of our common stock owned by Nordicus Partners A/S, of which Mr. Rouf is a beneficial owner.
(3)	On November 28, 2022 Mr. Yankowitz was granted a warrant to purchase 250,000 shares of our common stock at $1.00 per share.
(4)	Consists of 2,500,000 shares of our common stock owned by Nordicus Partners A/S, of which Mr. Hill-Madsen is a beneficial owner.
(5)	Includes (i) 5,885,000 shares of our common stock underlying a warrant issued to GK Partners ApS on April 1, 2022 exercisable immediately at an exercise price of $1.00 per share and expiring on December 31, 2023 and (ii) 2,500,000 shares of our common stock owned by Nordicus Partners A/S, of which Mr. Larsen and his wife Kiri Lillan Glaesner are beneficial owners. Mr. Larsen resigned as a director on June 9, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Michael Adams, our former chief executive officer, was a non-employee consultant and holder of less than 1.0% of our outstanding common stock as of March 31, 2022. During the fiscal years ended March 31, 2023 and 2022, Mr. Adams earned $0 and $12,000, respectively, in consulting fees and was reimbursed $0 and $2,000, respectively, for office expenses and car allowance

Mr. Yankowitz, our CFO and sole director, is affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $35,415 and $11,453 for the fiscal years ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022 we had a $12,217 and $11,512 payable due to the Affiliate. Mr. Yankowitz does not currently receive cash compensation for acting as our chief executive officer and sole director.

On November 28, 2022, we issued Bennett J. Yankowitz a warrant to purchase 250,000 shares of the Company’s Common Stock. The warrants have an exercise price of $1.00 per share and expire on December 31, 2027.

Mr. Thomas Glasner Larsen is an affiliate of GK Partners and was a member of our board of directors from February 23, 2003 until his voluntary retirement on June 9, 2023. He was also a beneficial owner of a controlling interest in Nordicus A/S until its acquisition by us on February 23, 2023.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Nordicus Partners A/S, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”), we issued 2,500,000 shares of the common stock (Note 1). The shares were valued at $1.00 for total noncash expense of $2,500,000.

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Myson, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to the Seller.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our independent registered public accounting firm, for professional services rendered during the fiscal year ended March 31, 2023 and 2022.

	2023	2022
Audit fees – Fruci & Associates II, PLLC	$14,000	$—
Audit fees - Liggett & Webb, P.A.	$14,055	$20,000
Audit fees - BF Borgers CPA PC	$38,500	$—
Audit related fees	$—	$—
Tax fees - Liggett & Webb, P.A	$1,500	$2,000
All other fees	$—	$—
Total	$54,055	$22,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation and Amendments				X
3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State, dated May 13, 2023	8-K		5/22/23
3.3	Bylaws	14A	D	8/30/2007
10.1	Stock Purchase Agreement dated as of October 12, 2021 between EKIMAS Corporation and Reddington Partners LLC.	8-K		10/18/21
10.2	Indemnification Agreement dated as of October 12, 2021 between EKIMAS Corporation and Bennett J. Yankowitz.	8-K		10/18/21
10.3	Warrant dated as of April 1, 2022 issued by EKIMAS Corporation to GK Partners AsP.	8-K		4/12/2022
10.4	Demand Promissory Note, dated October 14, 2022, made by the Company to the Lender.	8-K		10/17/2022
10.5	Warrant to Purchase Common Stock, dated November 28, 2022, issued to David Volpe	8-K		11/30/2022
10.6	Warrant to Purchase Common Stock, dated November 28, 2022, issued to Bennett J. Yankowitz	8-K		11/30/2022
10.7	Employment Agreement, dated as of April 1, 2023, between EKIMAS Corporation and Henrik Rouf	8-K		5/3/2023
10.8	Consulting Agreement, dated as of April 1, 2023, between EKIMAS Corporation and Bennett J. Yankowitz	8-K		5/3/2023
10.9	Stock Purchase and Sale Agreement, dated as of June 20, 2023, between Nordicus Partners Corporation and GK Partners ApS	8-K		6/20/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Press Release dated May 22, 2023	8-K		5/22/23	X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2023	Nordicus Partners Corporation

By:	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

By:	/s/ Christian Hill-Madsen
Christian Hill-Madsen
Director

By:	/s/ Henrik Keller
Henrik Keller
Director

