Form 10-K/A
period 2023-03-31
Nordicus Partners Corp
filed 2023-07-20
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-11737

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

NORDICUS PARTNERS CORPORATION

(Formerly EKIMAS Corporation)

FORM 10-K/A

FOR THE YEAR ENDED MARCH 31, 2023

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (“Amendment No. 1”) is being filed by the registrant (“Nordicus”) to amend its Annual Report on Form 10-K for the period ended March 31, 2023 (the “Original Filing”), as filed with the U.S. Securities and Exchange Commission on July 14, 2023 (“Original Filing Date”).  The purpose of this Amendment No. 1 is to correct the summed total for the amounts in the 2023 column, under Item 14. Except as described in the foregoing sentence, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or the filing date of this Amendment No. 1 except as set forth in this Explanatory Note to provide the basis for this Amendment No. 1.

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

	2023	2022
Audit fees – Fruci & Associates II, PLLC	$14,000	$—
Audit fees - Liggett & Webb, P.A.	$14,055	$20,000
Audit fees - BF Borgers CPA PC	$38,500	$—
Audit related fees	$—	$—
Tax fees - Liggett & Webb, P.A	$1,500	$2,000
All other fees	$—	$—
Total	$68,055	$22,000

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

Dated: July 20, 2023	Nordicus Partners Corporation

By:	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

By:	/s/ Christian Hill-Madsen
Christian Hill-Madsen
Director

By:	/s/ Henrik Keller
Henrik Keller
Director

