Form 10-Q
period 2023-06-30
Nordicus Partners Corp
filed 2023-08-18
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2023, there were 10,796,248 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$32,040	$7,149
Receivable	—	44,481
Prepaids and other current assets	775	770
Total current assets	32,815	52,400
Website	2,639	2,625
Investment in Myson, Inc.	1,750,000	—
Total Assets	$1,785,454	$55,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,094	$1,354
Accounts payable – related party	7,173	12,127
Related party payable	13,886	13,886
Total current liabilities	23,153	27,367
Total Liabilities	23,153	27,367

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 10,796,248 and 8,296,248 shares issued; respectively	10,796	8,296
Treasury stock, 1,534 shares at cost	(30,328)	(30,328)
Common stock to be issued	25,000	—
Additional paid-in capital	43,994,188	42,246,688
Accumulated other comprehensive income	604	665
Accumulated deficit	(42,237,959)	(42,197,663)
Total stockholders’ equity	1,762,301	27,658
Total liabilities and stockholders’ equity	$1,785,454	$55,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Operating expenses:
Officer compensation	$27,000	$—
Stock based compensation– related party	—	5,009,771
Professional fees	19,925	9,004
General and administrative	4,664	16,359
Total operating expenses	51,589	5,035,134

Loss from operations	(51,589)	(5,035,134)

Other income:
Interest income	1,913	—
Other income	9,380	—
Total other income	11,293	—

Loss from operations before provision for income taxes	(40,296)	(5,035,134)
Provision for income taxes	—	—
Net loss	(40,296)	(5,035,134)

Other comprehensive income:
Foreign currency translation adjustment	(61)	—
Comprehensive Loss	$(40,357)	$(5,035,134)

Net loss per common share – basic and diluted	$(0.00)	$(0.89)

Weighted average shared – basic and diluted	8,570,973	5,681,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Additional			Common	Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Stock	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	To be Issued	Income	Equity
Balance at March 31, 2023	8,296,248	$8,296	$42,246,688	$(42,197,663)	$(30,328)	$—	$665	$27,658
Shares issued for stock investment	2,500,000	2,500	1,747,500	—	—	—	—	1,750,000
Exercise of warrants	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	(40,296)	—	—	(61)	(40,357)
Balance at June 30, 2023	10,796,248	$10,796	$43,994,188	$(42,237,959)	$(30,328)	$25,000	$604	$1,762,301

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity
Balance at March 31, 2022	5,681,248	$5,681	$33,944,605	$(33,725,447)	$(30,328)	$—	$194,511
Stock-based compensation - fair value of warrants– related party	—	—	5,009,771	—	—	—	5,009,771
Net loss	—	—	—	(5,035,134)	—	—	(5,035,134)
Balance at June 30, 2022	5,681,248	$5,681	$38,954,376	$(38,760,581)	$(30,328)	$—	$169,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(40,296)	$(5,035,134)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation – related party	—	5,009,771
Changes in assets and liabilities:
Prepaid expenses	(19)	1,750
Receivables	44,481	—
Accounts payable – related party	(4,954)	—
Accounts payable and accrued expenses	740	(36,363)
Net cash used in operating activities	(48)	(59,976)

Cash flows from financing activities:
Proceeds from exercise of warrants	25,000	—
Net cash provided by financing activities	25,000	—

Net change in cash	24,952	(59,976)
Effect of exchange rate on cash	(61)	—
Cash at beginning of period	7,149	245,945
Cash at end of period	$32,040	$185,969

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of non-cash activity:
Common stock issued for shares of Myson, Inc.	$1,750,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending June 30, 2023, and not necessarily indicative of the results to be expected for the full year ending March 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 and March 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements, includes the accounts of the Company and its wholly owned subsidiary, Nordicus Partners A/S. All significant intercompany transactions have been eliminated in consolidation.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2023 and 2022, there were 6,610,000 and 5,860,000 potentially dilutive shares of common stock from warrants, respectively. Diluted shares are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet generated any revenue and has incurred losses since inception resulting in an accumulated deficit of $42,237,959 as of June 30, 2023. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000. On June 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000.

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

Mr. Bennett Yankowitz, our chief financial officer and a director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $10,924 and $11,557 for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and March 31, 2023, we had a $7,713 and $2,217 payable due to the Affiliate.

As of March 31, 2023, the Company had a receivable of $44,481, due from GK Partners. The amount was received in Q1 FY 2024.

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

NOTE 5 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of June 30, 2023 and March 31, 2023, there are no shares or Preferred Stock issued or outstanding.

NOTE 6 - COMMON STOCK TRANSACTIONS

On June 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. As of June 30, 2023, the shares have not yet been issued by the transfer agent and are shown as common stock to be issued.

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Myson, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to GK Partners. The shares were valued at $1,750,000, using  $0.70 per share, the closing stock price on the last business day before the agreement. As there is little to no trading of either company the Company used the $1.00 price of the recently issued and exercised warrants to value the shares.

NOTE 7 - WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, March 31, 2023	6,635,000	$1.00	1.21	$—
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	(25,000)	$—	—
Outstanding, June 30, 2023	6,610,000	$1.00	0.96	$—

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements except as follows:

On July 26, 2023, GK Partners exercised a portion of its warrant for an additional 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

The following discussion and analysis should be read in conjunction with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

●	Green Energy / Clean Tech,
●	Life Science,
●	E-commerce,
●	Blockchain, and
●	SaaS

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Operating Expenses

During the three months ended June 30, 2023, we had officer compensation expense of $27,000. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provides for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year.

Mr. Yankowitz’s consulting agreement provides for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year.

During the three months ended June 30, 2022, we had stock-based compensation to a related party of $5,009,771, for the fair value of warrants issued. We had no stock-based compensation expense in the current period.

For the three months ended June 30, 2023, we had professional fees of $19,925 compared to $9,004 for the three months ended June 30, 2022, an increase of $10,921 or 121.2%. The increase is largely due to increased legal expenses associated with the Contribution agreement with Nordicus Partners A/S.

For the three months ended June 30, 2023, we had general and administrative expenses of $4,664 compared to $16,359 for the three months ended June 30, 2022, a decrease of $11,695 or 71.4%. In the current period our transfer agent fees decreased approximately $6,600 and our advisory fees $3,000.

Other Income

For the three months ended June 30, 2023, we had interest income of $1,913 and other income of $9,380, for total other income of $11,293. We had no other income or expense in the prior period.

Net Loss

For the three months ended June 30, 2023, we had a net loss of $40,296 compared to $5,035,134 in the prior period. The large decrease in our net loss is due to the non-cash expense we incurred in the prior period as discussed above.

Liquidity and Capital Resources

During the three months ended June 30, 2023, we used $48 in operating activities compared to $59,976 used in operating activities in the prior period.

There was no cash used in or provided by investing activities during the three months ended June 30, 2023 and 2022.

During the three months ended June 30, 2023, we received $25,000 from financing activities from the exercise of warrants.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of June 30, 2023 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2023	Nordicus Partners Corporation

By:	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

By:	/s/ Christian Hill-Madsen
Christian Hill-Madsen
Director

By:	/s/ Henrik Keller
Henrik Keller
Director

