Form 10-Q
period 2023-12-31
Nordicus Partners Corp
filed 2024-02-06
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Issuer’s telephone number (310) 666-0750

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

As of February 1, 2024, there were 11,031,248 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$38,788	$7,149
Receivable	—	44,481
Prepaids and other current assets	—	770
Total current assets	38,788	52,400
Website	8,774	2,625
Investment in Myson, Inc.	1,750,000	—
Total Assets	$1,797,562	$55,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,451	$1,354
Accounts payable – related party	—	12,127
Related party payable	25,521	13,886
Total current liabilities	62,972	27,367
Total Liabilities	62,972	27,367

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 10,976,248 and 8,296,248 shares issued; respectively	10,976	8,296
Treasury stock, 1,534 shares at cost	(30,328)	(30,328)
Additional paid-in capital	44,173,233	42,246,688
Accumulated other comprehensive income	(7,552)	665
Accumulated deficit	(42,411,739)	(42,197,663)
Total stockholders’ equity	1,734,590	27,658
Total liabilities and stockholders’ equity	$1,797,562	$55,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Operating expenses:
Officer compensation	$30,158	$—	$87,751	$—
Stock based compensation– related party	—	824,530	—	5,834,301
Professional fees	43,728	17,429	120,521	37,280
General and administrative	1,104	11,019	15,188	68,888
Total operating expenses	74,990	852,978	223,460	5,940,469

Loss from operations	(74,990)	(852,978)	(223,460)	(5,940,469)

Other income:
Other income	—	2,369	9,384	8,054
Total other income	—	2,369	9,384	8,054

Loss from operations before provision for income taxes	(74,990)	(850,609)	(214,076)	(5,932,415)
Provision for income taxes	—	—	—	—
Net loss	(74,990)	(850,609)	(214,076)	(5,932,415)

Other comprehensive income:
Foreign currency translation adjustment	(5,052)	—	(8,217)	—
Comprehensive Loss	$(80,042)	$(850,609)	$(222,293)	$(5,932,415)

Net loss per common share – basic and diluted	$(0.01)	$(0.15)	$(0.02)	$(1.04)

Weighted average shared – basic and diluted	10,878,422	5,681,248	10,117,475	5,681,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

			Additional			Common Stock	Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	To be	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Issued	Income	Equity
Balance at March 31, 2023	8,296,248	$8,296	$42,246,688	$(42,197,663)	$(30,328)	$—	$665	$27,658
Shares issued for stock investment	2,500,000	2,500	1,747,500	—	—	—	—	1,750,000
Exercise of warrants	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	(40,296)	—	—	(61)	(40,357)
Balance at June 30, 2023	10,796,248	10,796	43,994,188	(42,237,959)	(30,328)	25,000	604	1,762,301
Exercise of warrants	80,000	80	79,920	—	—	—	—	80,000
Net loss	—	—	—	(98,790)	—	—	(3,104)	(101,894)
Balance at September 30, 2023	10,876,248	$10,876	44,074,108	(42,336,749)	(30,328)	25,000	(2,500)	1,740,407
Cash distribution	—	—	(775)	—	—	—	—	(775)
Exercise of warrants	100,000	100	99,900	—	—	(25,000)	—	75,000
Net loss	—	—	—	(74,990)	—	—	(5,052)	(80,042)
Balance at December 31, 2023	10,976,248	$10,976	$44,173,233	$(42,411,739)	$(30,328)	$—	$(7,552)	$1,734,590

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity
Balance at March 31, 2022	5,681,248	$5,681	$33,944,605	$(33,725,447)	$(30,328)	$—	$194,511
Stock-based compensation - fair value of warrants– related party	—	—	5,009,771	—	—	—	5,009,771
Net loss	—	—	—	(5,035,134)	—	—	(5,035,134)
Balance at June 30, 2022	5,681,248	5,681	38,954,376	(38,760,581)	(30,328)	—	169,148
Net loss	—	—	—	(46,672)	—	—	(46,672)
Balance at September 30, 2022	5,681,248	$5,681	38,954,376	(38,807,253)	(30,328)	—	122,476
Stock-based compensation - fair value of warrants– related party	—	—	824,530	—	—	—	824,530
Net loss	—	—	—	(850,609)	—	—	(850,609)
Balance at December 31, 2022	5,681,248	$5,681	$39,778,906	$(39,657,862)	$(30,328)	$—	$96,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(214,076)	$(5,932,415)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation – related party	—	5,834,301
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,379)	2,250
Receivables	44,481	—
Accounts payable – related party	(12,127)	(372)
Accounts payable and accrued expenses	36,097	(43,468)
Net cash used in operating activities	(151,004)	(139,704)

Cash flows from financing activities:
Cash distribution to shareholder	(775)	(141,350)
Advance from related party	11,635	40,000
Proceeds from exercise of warrants	180,000	—
Net cash provided (used) by financing activities	190,860	(101,350)

Net change in cash	39,856	(241,054)
Effect of exchange rate on cash	(8,217)	—
Cash at beginning of period	7,149	245,945
Cash at end of period	$38,788	$4,891

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of non-cash activity:
Common stock issued for shares of Myson, Inc.	$1,750,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On February 23, 2023, the Company and Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), a Danish stock corporation, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners, Henrik Rouf and Life Science Power House ApS (“LSPH”). (GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this transaction, Nordicus became a 100% wholly owned subsidiary of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 9, 2023, Tom Glaesner Larsen resigned from the Company’s board of directors, and the remaining board members appointed Henrik Keller as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending December 31, 2023, and not necessarily indicative of the results to be expected for the full year ending March 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and March 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Managementselskabet af 12.08.2020 A/S. All significant intercompany transactions have been eliminated in consolidation.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2023 and 2022, there were 6,455,000 and 5,860,000 potentially dilutive shares of common stock from warrants, respectively. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not yet generated any revenue and has incurred losses since inception resulting in an accumulated deficit of $42,411,739 as of December 31, 2023. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Thomas Glasner Larsen is an affiliate of GK Partners and was a member of our board of directors from February 23, 2023, until his voluntary retirement on June 9, 2023. He was also a beneficial owner of a controlling interest in Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S) until its acquisition by us on February 23, 2023.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000. On June 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. On July 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. On August 24, 2023, GK Partners exercised a portion of its warrant for 30,000 shares. The exercise price was $1.00 per share for total proceeds of $30,000. During September 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. During Q3 K Partners exercised a portion of its warrant for 75,000 shares. The exercise price was $1.00 per share for total proceeds of $75,000.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”), were issued 2,500,000 shares of the common stock (Note 1).

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Myson, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to the Seller.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $19,527 and $15,221 for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and March 31, 2023, we had a $0 and $6,574 payable due to the Affiliate.

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

NOTE 5 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of December 31, 2023 and March 31, 2023, there are no shares or Preferred Stock issued or outstanding.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the nine months ended December 31, 2023, GK Partners exercised a portion of its warrant for 180,000 shares. The exercise price was $1.00 per share for total proceeds of $180,000.

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

NOTE 7 - WARRANTS

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share which expires on December 31, 2023. In determining the fair value of the warrant, we used the Black-Scholes pricing model having the following assumptions: (i) stock option exercise price of $1.00; (ii) fair market value of our common stock of $1.22 as quoted on the OTC Markets on the date of issuance of the Warrant; (iii) expected term of option of 1.75 years; (iv) expected volatility of 699.79%; (v) expected dividend rate of 0.0%; and (vi) risk-free interest rate of approximately 2.44%. As a result, we recorded stock-based compensation of approximately $7,316,971 for the year ended March 31, 2023. On December 22, 2023, the expiration date of the 5,705,000 remaining warrants was extended December 31, 2024.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, March 31, 2023	6,635,000	$1.00	1.21	$—
Issued	—	$—	—
Expired	—	$—	—
Exercised	(180,000)	$—	—
Outstanding, December 31, 2023	6,455,000	$1.00	1.35	$—

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements except as follows.

On January 11, 2024, GK Partners exercised a portion of its warrant for 55,000 shares of common stock. The exercise price was $1.00 per share for total proceeds of $55,000.

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

On February 23, 2023, the Company and Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), a Danish stock corporation, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”). GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share. As a result of the Business Combination, Nordicus became a 100% wholly owned subsidiary of the Company.

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

Results of Operations

Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

Operating Expenses

During the three months ended December 31, 2023, we had officer compensation expense of $30,158. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provides for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year.

Mr. Yankowitz’s consulting agreement provides for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year.

For the three months ended December 31, 2023, we had professional fees of $43,728 compared to $17,429 for the three months ended December 31, 2022, an increase of $26,299 or 150.89%. The increase is largely due to increased legal expenses associated with the filing of our Form S-1 Registration Statement.

For the three months ended December 31, 2023, we had general and administrative expenses of $1,104 compared to $11,019 for the three months ended December 31, 2022, a decrease of $9,915 or 89.98%. In the prior period we incurred Finra and SEC fees that we did not have in the current period.

Other Income

For the three months ended December 31, 2023, we had no other expense or expense compared to total other income of $2,369 in the prior period.

Net Loss

For the three months ended December 31, 2023, we had a net loss of $74,990 compared to $850,609 in the prior period. The large decrease in our net loss is due to the non-cash expense we incurred in the prior period as discussed above.

Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022

Operating Expenses

During the nine months ended December 31, 2023, we had officer compensation expense of $87,751. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provides for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year.

Mr. Yankowitz’s consulting agreement provides for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year.

During the nine months ended December 31, 2022, we had stock-based compensation to a related party of $5,834,301, for the fair value of warrants issued. We had no stock-based compensation expense in the current period.

For the nine months ended December 31, 2023, we had professional fees of $120,521 compared to $37,280 for the nine months ended December 31, 2022, an increase of $83,241 or 223.3%. The increase is largely due to increased legal expenses associated with the Contribution agreement with Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S) the well as our filing of our Form S-1 Registration Statement.

For the nine months ended December 31, 2023, we had general and administrative expenses of $15,188 compared to $68,888 for the nine months ended December 31, 2022, a decrease of $53,700 or 77.95%. In the current period our transfer agent fees decreased approximately $13,900 and our advisory fees $25,700.

Other Income

For the nine months ended December 31, 2023, we had other income of $9,384 compared to other income of $8,054 for the prior period.

Net Loss

For the nine months ended December 31, 2023, we had a net loss of $214,076 compared to $5,932,415 in the prior period. The large decrease in our net loss is due to the non-cash expense we incurred in the prior period as discussed above.

Liquidity and Capital Resources

During the nine months ended December 31, 2023, we used $151,004 in operating activities compared to $139,704 used in operating activities in the prior period.

There was no cash used in or provided by investing activities during the nine months ended December 31, 2023 and 2022.

During the nine months ended December 31, 2023, we received $190,860 from financing activities. We received $180,000 from the exercise of warrants, $11,635 from a related party and paid $775 to a shareholder. In the prior period we used $101,350. $141,350 was paid as a contribution to a shareholder and $40,000 was received from a related party.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of December 31, 2023, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: February 6, 2024	Nordicus Partners Corporation

By:	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

By:	/s/ Christian Hill-Madsen
Christian Hill-Madsen
Director

By:	/s/ Henrik Keller
Henrik Keller
Director

