Form 10-K
period 2024-03-31
Nordicus Partners Corp
filed 2024-07-03
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-11737

NORDICUS PARTNERS CORPORATION
(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 S. Beverly Dr, Suite 505, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (424) 256-8560

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 par value per share	None
Title of each class	Name of each exchange on which registered

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,588,950 as of September 30, 2023.

As of July 2, 2024, 49,462,248 shares of the registrant’s Common Stock were outstanding.

NORDICUS PARTNERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2024

PART I

Item 1. Business.

Forward Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “Nordicus,” “we,” “us,” “our,” “our company” and “our business” refer, to Nordicus Partners Corporation, including its subsidiary named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Corporate History

We were founded in 1993 and in 2007 were reincorporated from a Massachusetts corporation to a Delaware corporation. We changed our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation, effective October 15, 2008. On March 3, 2020, we changed our name to EKIMAS Corporation.

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

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs,

On May 16, 2024, we acquired a 95% interest in Orocidin A/S, a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

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

The aforementioned areas of expertise are widely applicable in a lot of industries; however, the companies we service primarily operate in the pharmaceutical, life sciences and healthcare industries.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors, since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing, if deemed necessary. We utilize well-known cloud-based technologies and service providers such as Microsoft Office, and Google enterprise to provide protection against cybersecurity threats.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective August 1, 2020, we voluntarily downgraded from the OTCQB Market to the OTC PINK tier of the OTC Markets. On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD. On May 9, 2024, we relisted on the OTCQB Market.

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

Holders

As of July 2, 2024, there were approximately 128 stockholders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227-2950.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for 306,000 shares. The exercise price was $1.00 per share for total proceeds of $306,000.

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to GK Partners. The shares were valued at $1,750,000, using $0.70 per share, the closing stock price on the last business day before the closing of the transaction under the Agreement.

On May 13, 2024, the Company and certain shareholders (the “Sellers”) of Orocidin A/S, a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 38,000,000 restricted shares of its common stock (the “Company Shares”) to the Sellers. The transaction was consummated on May 13, 2024.

On May 23, 2024, the Company entered into an agreement with FORCE Family office for the provision of consulting services, for a fee consisting of 300,000 restricted shares of the Company’s common stock.

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended March 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2024 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by board of directors	-	-	450,000	(1)
	-		450,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”) that was approved and adopted by our board of directors on August 14, 2017 and authorizes the grant of a total of 7,000,000 shares of our common stock. There were stock options granted under the 2017 Plan on various dates from August 17, 2017 through December 31, 2018 which were exercisable into 6,550,000 shares of our common stock. There were no stock options outstanding as of March 31, 2024 or 2023, accordingly there were no options available for exercise under the 2017 Plan. As of March 31, 2024, there were 450,000 shares remaining to be granted under the 2017 Plan. On June 17, 2024, the Board of Directors terminated the Plan.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2024 and 2023. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Results of Operations

Fiscal Year Ended March 31, 2024 Compared to the Fiscal Year Ended March 31, 2023

Revenue

We recognized our first revenues of $2,500 for the year ended March 31, 2024. In January 2024, the Company signed its first agreement. The revenue will be recognized over the one-year term of the contract, resulting in $2,500 of revenue for the year ended March 31, 2024 and $7,500 of deferred revenue as of March 31, 2024.

Officer Compensation

During the years ended March 31, 2024 and 2023, we had officer compensation expense of $118,477 and $0, respectively. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provided for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year. His salary was increased to $120,000 per year commencing April 1, 2024.

Mr. Yankowitz’s consulting agreement provided for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year. His salary was increased to $60,000 per year commencing April 1, 2024.

Stock Based Compensation – Related Party

During the fiscal year ended March 31, 2023, we had stock-based compensation to related parties of $8,141,501, for the fair value of warrants issued. We had no stock-based compensation expense in the current year.

Professional Fees

For the fiscal year ended March 31, 2024, we had professional fees of $137,280 compared to $102,286 for the fiscal year ended March 31, 2023, an increase of $34,994 or 34.2%. The increase is largely due to an increase of legal fees.

Consulting Expense

For the fiscal year ended March 31, 2024, we had consulting fees of $0 compared to $39,602 for the fiscal year ended March 31, 2023, a decrease of $39,602. The decrease is due to a decrease of consulting fees for our prior CEO.

General and Administrative Expenses

For the fiscal year ended March 31, 2024, we had general and administrative expenses of $54,331 compared to $196,500 for the fiscal year ended March 31, 2023, a decrease of $142,169 or 72,4%. In the current period our transfer agent fees decreased approximately $14,000 and our advisory fees $39,600. We also had a decrease in stock compensation expense of approximately $142,000.

Other Income

For the fiscal year ended March 31, 2024, we had total other income of $9,386. For the fiscal year ended March 31, 2023, we had interest expense of $382 and other income of $8,055, for total other income of $7,673.

Net Loss

For the fiscal year ended March 31, 2024, we had a net loss of $298,202 compared to $8,472,216 in the prior year. The large decrease in our net loss in the current fiscal year is due to the decrease of non-cash expense we incurred in the prior year as discussed above.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had cash of $49,933, an increase of $42,784 when compared with a balance of $7,149 as of March 31, 2023.

During the fiscal year ended March 31, 2024, we had net cash of $258,928 used in operating activities compared to $368,347 used in operating activities in the prior year.

There was no cash used in or provided by investing activities during the fiscal years ended March 31, 2024 and 2023.

During the fiscal year ended March 31, 2024, net cash of $305,225 was provided by financing activities. We received $306,000 from the exercise of options and paid $775 to a shareholder. During the fiscal year ended March 31, 2023, net cash of $128,886 was provided by financing activities. We received $115,000 from the exercise of warrants and $13,886 from a related party. We received and repaid a $40,000 loan payable.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the fiscal years ended March 31, 2024 and 2023, we reported a net loss of approximately $298,000 and $8,472,000, respectively. Cash flows of approximately $259,000 and $368,000 were used in operations for the fiscal years ended March 31, 2024 and 2023, respectively. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, management believes there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordicus Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordicus Partners Corporation (“the Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and incurred minimal revenue. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

July 2, 2024

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash	$49,933	$7,149
Receivable	—	44,481
Prepaids and other current assets	—	770
Total current assets	49,933	52,400
Website	7,640	2,625
Investment in Mag Mile Capital, Inc.	1,750,000	—
Total Assets	$1,807,573	$55,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,019	$1,354
Accounts payable – related party	—	12,127
Deferred revenue	7,500	—
Related party payable	13,886	13,886
Total current liabilities	26,405	27,367
Total Liabilities	26,405	27,367

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 11,102,248 and 8,296,248 shares issued; respectively	11,102	8,296
Treasury stock, 1,534 shares at cost	(30,328)	(30,328)
Additional paid-in capital	45,686,769	42,246,688
Accumulated other comprehensive income	(2,848)	665
Accumulated deficit	(43,883,527)	(42,197,663)
Total stockholders’ equity	1,781,168	27,658
Total liabilities and stockholders’ equity	$1,807,573	$55,025

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2024	2023
Revenue	$2,500	$—

Operating expenses:
Officer compensation	118,477	—
Stock based compensation– related party	—	8,141,501
Professional fees	137,280	102,286
Consulting expense	—	39,602
General and administrative	54,331	196,500
Total operating expenses	310,088	8,479,889

Loss from operations	(307,588)	(8,479,889)

Other income:
Interest expense	—	(382)
Other income	9,386	8,055
Total other income	9,386	7,673

Loss from operations before provision for income taxes	(298,202)	(8,472,216)
Provision for income taxes	—	—
Net loss	(298,202)	(8,472,216)

Other comprehensive income:
Foreign currency translation adjustment	(3,513)	665
Comprehensive Loss	$(301,715)	$(8,471,551)

Net loss per common share – basic and diluted	$(0.03)	$(1.43)

Weighted average shared – basic and diluted	10,347,371	5,938,851

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity
Balance at March 31, 2022	5,681,248	$5,681	$33,944,605	$(33,725,447)	$(30,328)	$—	$194,511

Stock-based compensation - fair value of warrants– related party	—	—	8,141,501	—	—	—	8,141,501
Shares issued for acquisition	2,500,000	2,500	45,697	—	—	—	48,197
Exercise of warrants	115,000	115	114,885		—	—	115,000
Net loss	—	—	—	(8,472,216)	—	665	(8,471,551)
Balance at March 31, 2023	8,296,248	8,296	42,246,688	(42,197,663)	(30,328)	665	27,658
Shares issued for stock investment	2,500,000	2,500	1,747,500	—	—	—	1,750,000
Exercise of warrants	306,000	306	305,694	—	—	—	306,000
Deemed dividend for warrant extension	—	—	1,387,662	(1,387,662)	—	—	—
Cash distribution	—	—	(775)	—	—	—	(775)
Net loss	—	—	—	(298,202)	—	(3,513)	(301,715)
Balance at March 31, 2024	11,102,248	$11,102	$45,686,769	$(43,883,527)	$(30,328)	$(2,848)	$1,781,168

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(298,202)	$(8,472,216)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation – related party	—	8,141,501
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,245)	3,500
Receivables	44,481	—
Deferred revenue	7,500	—
Accounts payable – related party	(12,127)	—
Accounts payable and accrued expenses	3,665	(41,132)
Net cash used in operating activities	(258,928)	(368,347)

Cash flows from financing activities:
Cash distribution to shareholder	(775)	—
Proceeds from note payable	—	40,000
Repayment of note payable	—	(40,000)
Cash advance - related party	—	13,886
Proceeds from exercise of warrants	306,000	115,000
Net cash provided (used) by financing activities	305,225	128,886

Net change in cash	46,297	(239,461)
Effect of exchange rate on cash	(3,513)	665
Cash at beginning of period	7,149	245,945
Cash at end of period	$49,933	$7,149

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of non-cash activity:
Deemed dividend	$1,387,662	$—
Common stock issued for shares of Mag Mile Capital, Inc.	$1,750,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs,

On May 16, 2024, we acquired a 95% interest in Orocidin A/S, a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on March 31, 2024 and 2023.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2024 and 2023, there were 6,329,000 and 6,635,000 potentially dilutive shares of common stock from warrants, respectively. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2024, and 2023, no liability for unrecognized tax benefits was required to be reported.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

In January 2024, the Company signed its first agreement for which it will recognize revenue. The revenue will be recognized over the one-year term of the contract, resulting in $2,500 of revenue for the year ended March 31, 2024 and $7,500 of deferred revenue as of March 31, 2024.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has minimal revenue and has incurred losses since inception resulting in an accumulated deficit of $43,883,527 as of March 31, 2024. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisition, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, the private placement of common stock and the exercise of outstanding warrants. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - INVESTMENTS

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to the Seller. The shares were valued at $1,750,000, using $0.70 per share, the closing stock price for the Company’s common stock on the last business day before the agreement. The Company accounts for its investment under the guidance of ASC 321, Investments – Equity Securities, which provides guidance for equity interests that meet the definition of an equity security. Equity interests with readily determinable fair values are carried at fair value with changes in value recorded in earnings. There currently is no active market for the shares of Mag Mile Capital, Inc, therefore, the investment remains at cost until such time there is an established fair value of Mag Mile Capital, Inc’s shares to be used to adjust the value of the Company’s investment in those shares. The Company’s investment in Mag Mile Capital, Inc is subject to changes and fluctuations based on their business activities and their ability to trade in the future.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Tom Glasner Larsen is an affiliate of GK Partners and was a member of our board of directors from February 23, 2023, until his voluntary retirement on June 9, 2023. He was also a beneficial owner of a controlling interest in Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S) until its acquisition by us on February 23, 2023.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000. On June 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. On July 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. On August 24, 2023, GK Partners exercised a portion of its warrant for 30,000 shares. The exercise price was $1.00 per share for total proceeds of $30,000. During September 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. During Q3 GK Partners exercised a portion of its warrant for 75,000 shares. The exercise price was $1.00 per share for total proceeds of $75,000. During Q4 GK Partners exercised a portion of its warrant for 126,000 shares. The exercise price was $1.00 per share for total proceeds of $126,000.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”), were issued 2,500,000 shares of the common stock (Note 1).

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to the Seller.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $17,022 and $35,415 for the year ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, we had a $0 and $6,574, respectively, payable due to the Affiliate.

As of March 31, 2023, the Company had a receivable of $44,481, due from GK Partners. The amount was received in Q1 FY 2024.

On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Our employment agreement with Henrik Rouf, our chief executive officer, provided for a base salary of $72,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Rouf’s annual salary to $120,000 and to extend the term to April 1, 2025.

Our consulting agreement with Bennett Yankowitz, our chief financial officer and a member of our board of directors, provided for a base salary of $36,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Yankowitz’s annual salary to $60,000 and to extend the term to April 1, 2025.

NOTE 6 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of March 31, 2024 and 2023, there are no shares or Preferred Stock issued or outstanding.

NOTE 7 - COMMON STOCK TRANSACTIONS

During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for 306,000 shares. The exercise price was $1.00 per share for total proceeds of $306,000.

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc, Inc. In exchange, the Company issued 2,500,000 restricted shares of its common stock to GK Partners. The shares were valued at $1,750,000, using $0.70 per share, the closing stock price on the last business day before the closing of the transaction under the Agreement.

NOTE 8 - WARRANTS

On April 11, 2022, effective April 1, 2022, we issued to GK Partners ApS, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share which expired on December 31, 2023. In determining the fair value of the warrant, we used the Black-Scholes pricing model having the following assumptions: (i) exercise price of $1.00; (ii) fair market value of our common stock of $1.22 as quoted on the OTC Markets on the date of issuance of the Warrant; (iii) expected term of option of 1.75 years; (iv) expected volatility of 699.79%; (v) expected dividend rate of 0.0%; and (vi) risk-free interest rate of approximately 2.44%. As a result, we recorded stock-based compensation of approximately $7,316,971 for the year ended March 31, 2023. On December 22, 2023, the expiration date of the 5,705,000 remaining warrants was extended to December 31, 2024. The Company revalued the 5,705,000 remaining warrants for the change in the expiration date resulting in the recognition of a deemed dividend of $1,387,662.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, March 31, 2023	6,635,000	$1.00	1.21	$—
Issued	—	$—	—
Expired	—	$—	—
Exercised	(306,000)	$—	—
Outstanding, March 31, 2024	6,329,000	$1.00	1.35	$—

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

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

Significant components of our deferred tax assets and deferred tax liabilities consist of the following:

	March 31, 2024	March 31, 2023
Deferred Tax Assets:
Net operating loss carryforwards	$2,375,300	$2,313,000
Valuation allowance	(2,375,300)	(2,313,000)
Net deferred tax assets	$—	$—

At March 31, 2024, the Company had net operating loss carry forwards of approximately $35,359,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the March 31, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On April 29, 2024, GK Partners exercised a portion of its warrant for 30,000 shares. The exercise price was $1.00 per share for total proceeds of $30,000.

On May 13, 2024, the Company and certain shareholders (the “Sellers”) of Orocidin A/S, a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 38,000,000 restricted shares of its common stock (the “Company Shares”) to the Sellers. The transaction was consummated on May 13, 2024.

On May 30, 2024, GK Partners exercised a portion of its warrant for 30,000 shares. The exercise price was $1.00 per share for total proceeds of $30,000.

Effective June 3, 2024, Christian Hill-Madsen resigned from the Board of Directors of the Company, and the remaining Board members appointed Peter Severin as his replacement and as Chairman of the Board of Directors. Mr. Hill-Madsen will continue as Chairman of the Board of Orocidin A/S, of which the Company recently acquired 95% of the outstanding shares in exchange for shares of the Company.

On June 3, 2024, the Company’s Board of Directors approved a compensation plan under which the Chairman of the Board of Directors will receive compensation of $20,000 per annum, and each other Director will receive compensation of $10,000 per annum, in consideration of their serving on the Corporation’s Board of Directors, payable in equal installments semiannually in arrears, commencing December 31, 2024, without proration for partial terms.

On June 7, 2024, the Company’s Board of Directors and stockholders holding a majority of the outstanding shares of common stock approved the Company’s 2024 Stock Incentive Plan providing for the issuance of up to 7,000,000 shares of Common Stock for issuance in connection with stock option awards thereunder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2024, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control (2013). Based on this assessment, our management concluded that, as of March 31, 2024, our internal controls over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended March 31, 2024 and 2023. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Henrik Rouf	56	Chief Executive Officer
Tom Glaesner Larsen (1)	54	Director
Christian Hill-Madsen (2)	57	Director
Bennett J. Yankowitz	69	Director and Chief Financial Officer
Henrik Keller	69	Director
Peter Severin (3)	60	Director

(1)	Resigned from the Company’s board of directors on June 9, 2023; the remaining board members appointed Henrik Keller as his replacement.
(2)	Resigned from the Board on June 3, 2024.
(3)	Appointed to the Board on June 3, 2024.

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

Henrik Keller – Director. has more than four decades of experience in the corporate sector, in which he has a proven track record of delivering excellent performances. Mr. Keller possesses a unique set of strategical, managerial and sales capabilities, which has been key in the documented success he has delivered to the companies he has been, and are currently involved with, serving in various positions as Owner, General Manager, Sales Manager, Consultant/Advisor, Board Member. He has been an independent business consultant since 2009. Through his professional career, Mr. Keller has established a network which spans globally.

Mr. Severin – Director. is an experienced consultant in the pharmaceutical industry. He is the owner of Severin-Partners A/S, a consulting company based in Copenhagen, Denmark. He was previously head of sales for Novartis and Sales Manager at AstraZeneca Pharmaceuticals and at GlaxoSmithKline.

Our Board has concluded that Mr. Yankowitz is an appropriate person to represent management on our Board of Directors given his position as our Chief Financial Officer, his professional credentials, and his understanding of corporate regulatory matters and merger and acquisition activities.

Code of Conduct and Ethics

We have adopted a Code of Ethics that allows for us to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our chief executive officer and director. A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, Nordicus Partners Corporation, 280 S. Beverly Dr., Suite 505, Beverly Hills, California 90212.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2024.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. We intend to implement internal corporate governance guidelines and practices when we have available resources to implement these guidelines and practices. Such guidelines and practices, when implemented, will be furnished without charge to any person upon written request. Requests should be sent to: Chief Executive Officer, Nordicus Partners Corporation, 280 S. Beverly Dr., Suite 505, Beverly Hills, California 90212.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2024 and 2023 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Bennett J. Yankowitz	2024	$36,000	$-	$-	$-	$36,000
Chief Financial Officer (1) (2)	2023	$-	$-	$-	$-	$-

Henrik Rouf	2024	$72,000	$-	$-	$-	$72,000
Chief Executive Officer (2)	2023	$-	$-	$-	$-	$-

(1)	Effective October 12, 2021, Mr. Yankowitz was engaged as our chief executive officer on a consultative basis and received no compensation during the fiscal years ended March 31, 2024 and 2023. On November 28, 2022 Mr. Yankowitz was granted a warrant to purchase 250,000 shares of our common stock at $1.00 per share.
(2)	In connection with the Business Combination, on February 23, 2023, the Company appointed Henrik Rouf as our Chief Executive Officer, and Bennett J. Yankowitz resigned as our Chief Executive Officer and was appointed as our Chief Financial Officer.

Employment Agreements and Change in Control Provision

On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provides for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Rouf’s annual salary to $120,000 and to extend the term to April 1, 2025.

Mr. Yankowitz’s consulting agreement provides for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Yankowitz’s annual salary to $60,000 and to extend the term to April 1, 2025.

Outstanding Equity Awards at 2024 Fiscal Year-End

None.

Directors’ Compensation

We did not provide any Board compensation during the fiscal year ended March 31, 2024 and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of June 28, 2024 of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of June 28, 2024. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Henrik Rouf (CEO) 7950 W. Sunset Blvd – Suite 629 Los Angeles, CA 90046 USA	585,018	(2)	1.0%

Bennett Yankowitz (CFO & Director) 280 S. Beverly Dr., Suite 505 Beverly Hills, CA 90212	250,000	(3)	0.4%

Christian Hill-Madsen (Director) (5) Mesterlodden 3a 2820 Gentofte Denmark	125,000		0.2%

Henrik Keller (Director) Bernstoffslund Alle 59 2920 Charlottenlund Denmark	0		-

Peter Severin (Director/Chairman) (6) Blaamunkevangen 1 3120 Dronningmoelle Denmark	0		-

All officers and directors as a group (5 persons)	960,018		1.7%

Tom Glaesner Larsen Dyrehavevej 3b 2930 Klampenborg Denmark	27,931,106	(4)	50.1%

(1)	Based on 55,761,248 shares of common stock as of July 2, 2024 composed of 49,462,248 outstanding shares of our common stock and 6,299,000 shares of our common stock underlying outstanding warrants.

(2)	Includes 578,618 shares of our common stock owned by Reddington Partners LLC of which Mr. Rouf is the sole beneficial owner.

(3)	On November 28, 2022 Mr. Yankowitz was granted a warrant to purchase 250,000 shares of our common stock at $1.00 per share.

(4)	Includes 5,549,000 shares of our common stock underlying a warrant issued to GK Partners ApS on April 1, 2022 exercisable immediately at an exercise price of $1.00 per share and expiring on December 31, 2024 .

(5)	Resigned from the Board on June 3, 2024.

(6)	Appointed to the Board on June 3, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Yankowitz, our CFO and sole director, is affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $17,022 and $35,415 for the fiscal years ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023 we had a $0 and $6,574 payable due to the Affiliate. Mr. Yankowitz does not currently receive cash compensation for acting as our chief executive officer and sole director.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expires on December 31, 2023. On February 14, 2023, GK Partners exercised a portion of its warrant for 115,000 shares. The exercise price was $1.00 per share for total proceeds of $115,000. On June 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. On July 26, 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. On August 24, 2023, GK Partners exercised a portion of its warrant for 30,000 shares. The exercise price was $1.00 per share for total proceeds of $30,000. During September 2023, GK Partners exercised a portion of its warrant for 25,000 shares. The exercise price was $1.00 per share for total proceeds of $25,000. During Q3 GK Partners exercised a portion of its warrant for 75,000 shares. The exercise price was $1.00 per share for total proceeds of $75,000. During Q4 GK Partners exercised a portion of its warrant for 126,000 shares. The exercise price was $1.00 per share for total proceeds of $126,000.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our independent registered public accounting firm, for professional services rendered during the fiscal year ended March 31, 2024 and 2023.

	2024	2023
Audit fees – Fruci & Associates II, PLLC	$26,500	$14,000
Audit related fees	$3,300	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$29,800	$14,000

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

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation and Amendments	S-1	3.1	12/06/2023
3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State, dated May 13, 2023	8-K		5/22/23
3.3	Bylaws	S-1	3.2	12/06/2023
10.1	Stock Purchase Agreement dated as of October 12, 2021 between EKIMAS Corporation and Reddington Partners LLC.	8-K	10.1	10/18/21
10.2	Indemnification Agreement dated as of October 12, 2021 between EKIMAS Corporation and Bennett J. Yankowitz.	8-K	10.2	10/18/21
10.3	Warrant dated as of April 1, 2022 issued by EKIMAS Corporation to GK Partners AsP.	8-K	10.1	4/12/2022
10.4	Demand Promissory Note, dated October 14, 2022, made by the Company to the Lender.	8-K	10.1	10/17/2022
10.5	Warrant to Purchase Common Stock, dated November 28, 2022, issued to David Volpe	8-K	10.1	11/30/2022
10.6	Warrant to Purchase Common Stock, dated November 28, 2022, issued to Bennett J. Yankowitz	8-K	10.2	11/30/2022
10.7	Contribution Agreement dated February 23, 2023 among Nordicus Partners Corporation, Nordicus Partners A/S, GK Partners ApS, Henrik Rouf and Life Science Power House ApS	S-1	10.11	12/06/2023
10.8	Stock Purchase and Sale Agreement, dated as of June 20, 2023, between Nordicus Partners Corporation and GK Partners ApS	8-K	10.1	6/20/2023
10.9	2017 Non-Qualified Equity Incentive Plan	8_K	10.37	8/22/2017
10.10	Second Amended and Restated Employment Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Henrik Rouf				X
10.11	Second Amended and Restated Consulting Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Bennett J. Yankowitz				X
10.12	Stock Purchase and Sale Agreement, dated as of May 13, 2024, between the shareholders of Orocidin A/S and the Company	8-K		5/16/2024
10.13	2024 Stock Incentive Plan	14C	Annex A	5/28/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Press Release dated May 22, 2023	8-K		5/22/23	X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 3, 2024	Nordicus Partners Corporation

	By:	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

	By:	/s/ Peter Severin
Peter Severin
Chairman

	By:	/s/ Henrik Keller
Henrik Keller
Director

