Form 10-Q
period 2024-06-30
Nordicus Partners Corp
filed 2024-08-19
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-11737

NORDICUS PARTNERS CORPORATION

(Name of small business issuer in its charter)

Delaware	04-3186647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 South Beverly Dr., Suite 505, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (310) 666-0750

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

As of August 15, 2024, there were 49,622,248 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$26,726	$49,933
Prepaids and other current assets	53,627	—
Total current assets	80,353	49,933
Website	10,940	7,640
Other assets	317,511	—
Goodwill	18,641,985	—
Investment in Mag Mile Capital, Inc.	1,750,000	1,750,000
Total Assets	$20,800,789	$1,807,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,155	$5,019
Deferred revenue	—	7,500
Related party payable	—	13,886
Total current liabilities	65,155	26,405
Total Liabilities	65,155	26,405

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 49,465,276 and 11,102,248 shares issued; respectively	49,462	11,102
Treasury stock, 1,534 shares at cost	(30,328)	(30,328)
Additional paid-in capital	63,911,274	45,686,769
Accumulated other comprehensive income	(3,078)	(2,848)
Accumulated deficit	(44,141,696)	(43,883,527)
Total equity attributed to the parent	19,785,634	1,781,168
Non-controlling interest	950,000	—
Total stockholders’ equity	20,735,634	1,781,168
Total liabilities and stockholders’ equity	$20,800,789	$1,807,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
Revenue	$—	$—

Operating expenses:
Officer compensation	49,442	27,000
Professional fees	25,782	19,925
Consulting expense	150,000	—
General and administrative	32,945	4,664
Total operating expenses	258,169	51,589

Loss from operations	(258,169)	(51,589)

Other income:
Interest income	—	1,913
Other income	—	9,380
Total other income	—	11,293

Loss from operations before provision for income taxes	(258,169)	(40,296)
Provision for income taxes	—	—
Net loss	(258,169)	(40,296)

Other comprehensive loss:
Foreign currency translation adjustment	(230)	(61)
Comprehensive Loss	$(258,399)	$(40,357)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average shared – basic and diluted	31,305,435	8,570,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

			Additional			Other	Total Equity		Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Attributed to	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Parent	Interest	Equity
Balance at March 31, 2024	11,102,248	$11,102	$45,686,769	$(43,883,527)	$(30,328)	$(2,848)	$1,781,168	$—	$1,781,168
Shares issued for acquisition	38,000,000	38,000	18,012,000	—	—	—	—	—	18,050,000
Exercise of warrants	60,000	60	59,940	—	—	—	—	—	60,000
Shares issued for services	300,000	300	138,679	—	—	—	—	—	138,979
Forgiveness of debt – related party	—	—	13,886	—	—	—	—	—	13,886
Recognition of non-controlling interest	—	—	—	—	—	—	—	950,000	950,000
Net loss	—	—	—	(258,169)	—	(230)	(258,399)	—	(258,399)
Balance at June 30, 2024	49,462,248	$49,462	$63,911,274	$(44,141,696)	$(30,328)	$(3,078)	$19,785,634	$950,000	$20,735,634

			Additional			Common Stock	Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	To be	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Issued	Income	Equity
Balance at March 31, 2023	8,296,248	$8,296	$42,246,688	$(42,197,663)	$(30,328)	$—	$665	$27,658
Shares issued for stock investment	2,500,000	2,500	1,747,500	—	—	—	—	1,750,000
Exercise of warrants	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	(40,296)	—	—	(61)	(40,357)
Balance at June 30, 2023	10,796,248	$10,796	$43,994,188	$(42,237,959)	$(30,328)	$25,000	$604	$1,762,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(258,169)		$(40,296)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	138,979		—
Amortization expense	1,402		—
Changes in assets and liabilities:
Prepaid expenses and other assets	(122,618)		(19)
Receivables	—		44,481
Deferred revenue	(7,500)		—
Accounts payable – related party	—		(4,954)
Accounts payable and accrued expenses	30,357		740
Net cash used in operating activities	(217,549)		(48)

Cash flows from investing activities:
Cash acquired in acquisition	134,572		—
Net cash provided by investing activities	134,572		—

Cash flows from financing activities:
Proceeds from exercise of warrants	60,000		25,000
Net cash provided by financing activities	60,000		25,000

Net change in cash	(22,977)		24,952
Effect of exchange rate on cash	(230)		(61)
Cash at beginning of period	49,933		7,149
Cash at end of period	$26,726		$32,040

Supplemental disclosure of cash flow information:
Income taxes paid	$—		$—
Interest paid	$—		$—

Supplemental disclosure of non-cash activity:
Common stock issued for shares of Mag Mile Capital, Inc.	$—		$1,750,000
Common stock issued for Orocidin A/S	$18,050,000	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On February 23, 2023, Tom Glaesner Larsen and Christian Hill Madsen were appointed directors of the Company. Mr. Hill-Madsen will continue as Chairman of the Board of Orocidin A/S, of which the Company recently acquired 95% of the outstanding shares in exchange for shares of the Company.

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

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S.

On May 13, 2024, the Company and certain shareholders (the “Sellers”) of Orocidin A/S, a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 38,000,000 restricted shares of its common stock (the “Company Shares”) to the Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending June 30, 2024, and not necessarily indicative of the results to be expected for the full year ending March 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 and 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Managementselskabet af 12.08.2020 A/S and Orocidin A/S. All significant intercompany transactions have been eliminated in consolidation.

Translation Adjustment

The accounts of the Company’s subsidiaries are maintained in Danish krone. According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of Stockholders’ equity. Transaction gains and losses are reflected in the income statement.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on June 30, 2024 and 2023.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2024 and 2023, there were 6,269,000 and 6,610,000 potentially dilutive shares of common stock from warrants, respectively. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share. As of June 30, 2024, the Company’s potentially dilutive shares are in excess of its authorized shares; however, the Company is waiting for the approval of a one for ten reverse split of its common shares. Once that has been effectuated the potentially dilutive shares will no longer exceed the authorized stock.

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

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

In January 2024, the Company signed an agreement with Orocidin for which it recognized revenue in the fiscal year ended March 31, 2024. Since Orocidin became a wholly owned subsidiary in the first quarter ended June 30, 2024, no more revenue is to be recognized, but will be eliminated as an intercompany transaction.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has minimal revenue and has incurred losses since inception resulting in an accumulated deficit of $44,141,696 as of June 30, 2024. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

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

NOTE 4 - INVESTMENTS

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. (“Mag Mile”). In exchange, the Company issued 2,500,000 restricted shares of its common stock to the Seller. The shares were valued at $1,750,000, using $0.70 per share, the closing stock price for the Company’s common stock on the last business day before the agreement. As of June 30, 2024, the Company holds 5% of the outstanding shares of Mag Mile. The Company accounts for its investment under the guidance of ASC 321, Investments – Equity Securities, which provides guidance for equity interests that meet the definition of an equity security. Equity interests with readily determinable fair values are carried at fair value with changes in value recorded in earnings. There currently is no active market for the shares of Mag Mile Capital, Inc, therefore, the investment remains at cost until such time there is an established fair value of Mag Mile Capital, Inc’s shares to be used to adjust the value of the Company’s investment in those shares. The Company’s investment in Mag Mile Capital, Inc is subject to changes and fluctuations based on their business activities and their ability to trade in the future.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Tom Glasner Larsen is an affiliate of GK Partners and was a member of our board of directors from February 23, 2023, until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S) until its acquisition by us on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin A/S until its acquisition by us on May 13, 2024.

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 6,000,000 shares of our common stock at an exercise price of $1.00 per share, which expired on December 31, 2023. On December 22, 2023, the expiration date of 5,705,000 remaining warrants was extended to December 31, 2024. During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for a total of 306,000 shares. The exercise price was $1.00 per share for total proceeds of $306,000. During the quarter ended June 30, 2024, GK Partners exercised a portion of its warrant for 60,000 shares. The exercise price was $1.00 per share for total proceeds of $60,000.

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

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $17,782 and $10,924 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, we had a $0 and $7,713, respectively, payable due to the Affiliate.

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

During the three months ended June 30, 2024, a related party forgave their payable of $13,886. The amount has been credited to additional paid in capital.

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

NOTE 6 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. As of June 30, 2024 and 2023, there are no shares or Preferred Stock issued or outstanding.

NOTE 7 - COMMON STOCK TRANSACTIONS

During the three months ended June 30, 2024, GK Partners exercised a portion of its warrant for 60,000 shares. The exercise price was $1.00 per share for total proceeds of $60,000.

During the three months ended June 30, 2024, the Company issued 300,000 shares of common stock for services. The shares were valued at $0.50 for total non-cash expense of $150,000.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, a Danish stock corporation entered into a Stock Purchase and Sale Agreement, under which the Company issued 38,000,000 restricted shares of its common stock to the Sellers (Note 1).

NOTE 8 – BUSINESS COMBINATIONS

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, a Danish stock corporation entered into a Stock Purchase and Sale Agreement, under which the Company issued 38,000,000 restricted shares of its common stock to the Sellers. The shares were valued at $0.50, the closing stock price on the date of acquisition.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed was allocated to goodwill.

The allocation of the purchase price and the estimated fair market values of the assets acquired, liabilities assumed, and noncontrolling interest are shown below:

Consideration
Consideration issued	$18,050,000
Identified assets and liabilities
Cash	134,572
Intangible assets	223,316
Other receivables	29,906
Accounts payable and accruals	(29,779)
Total identified assets, liabilities, and noncontrolling interest	358,015
Minority interest	950,000
Excess purchase price allocated to goodwill	$18,641,985

NOTE 9 - WARRANTS

A summary of the Company’s outstanding warrants as of June 30, 2024 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, March 31, 2024	6,329,000	$1.00	1.35	$—
Issued	—	$—	—
Expired	—	$—	—
Exercised	(60,000)	$—	—
Outstanding, June 30, 2024	6,269,000	$1.00	1.10	$—

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

Subsequent to June 30, 2024, GK Partners exercised a portion of its warrant for a total of 160,000 shares. The exercise price was $1.00 per share for total proceeds of $160,000.

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

On February 23, 2023, Tom Glaesner Larsen and Christian Hill Madsen were appointed directors of the Company. Mr. Hill-Madsen will continue as Chairman of the Board of Orocidin A/S, of which the Company recently acquired 95% of the outstanding shares in exchange for shares of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs,

On May 13, 2024, we acquired a 95% interest in Orocidin A/S, a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Chrisitan Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Operating Expenses

During the three months ended June 30, 2024, we had officer compensation expense of $49,442 compared to $27,000 for the three months ended June 30, 2023, an increase of $22,442 or 83.1%. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz, increasing our total compensation expense.

Mr. Rouf’s employment agreement provides for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year. Mr. Rouf’s employment agreement was renewed on April 1, 2024, for a term of one year and a base salary of $120,000 per year.

Mr. Yankowitz’s consulting agreement provides for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year. Mr. Yankowitz’s employment agreement was renewed on April 1, 2024, for a term of one year and a base salary of $60,000 per year.

For the three months ended June 30, 2024, we had professional fees of $25,782 compared to $19,925 for the three months ended June 30, 2023, an increase of $5,857 or 29.4%. The increase is largely due to increased legal expenses.

For the three months ended June 30, 2024, we issued 150,000 shares of common stock for a consulting expense of $150,000. We had no such expense in the prior period.

For the three months ended June 30, 2024, we had general and administrative expenses (“G&A”) of $32,945 compared to $4,664 for the three months ended June 30, 2023, an increase of $28,281 or 606.4%. The increase in G&A expense is attributable to expenses incurred by our two subsidiaries.

Other Income

For the three months ended June 30, 2024, we had no other expense or income compared to total other income of $11,293 in the prior period.

Net Loss

For the three months ended June 30, 2024, we had a net loss of $258,169 compared to $40,296 in the prior period. The large increase in our net loss is due to the non-cash expense we incurred for consulting expense as well as the increased expenses attributed to our subsidiaries.

Liquidity and Capital Resources

During the three months ended June 30, 2024, we used $82,977 in operating activities compared to $48 used in operating activities in the prior period.

During the three months ended June 30, 2024 we received $134,572 from investing activities for cash received with the acquisition of Orocidin A/S.

During the three months ended June 30, 2024, we received $60,000 from financing activities from the exercise of warrants. In the prior period we received $25,000 from financing activities from the exercise of warrants.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of June 30, 2024, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: August 19, 2024	Nordicus Partners Corporation

By:	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

By:	/s/ Peter Severin
Peter Severin
Chairman

By:	/s/ Henrik Keller
Henrik Keller
Director

