Form 10-Q
period 2024-09-30
Nordicus Partners Corp
filed 2024-11-14
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 17,188,166 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$46,131	$49,933
Prepaid expenses and other current assets	72,338	—
Total current assets	118,469	49,933
Website	10,014	7,640
Intangible assets	223,316	—
Other assets	41,424	—
Goodwill	18,641,985	—
Investment in Mag Mile Capital, Inc.	1,750,000	1,750,000
Total Assets	$20,785,208	$1,807,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$145,368	$5,019
Deferred revenue	7,500	7,500
Related party payable	—	13,886
Total current liabilities	152,868	26,405
Total Liabilities	152,868	26,405

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.001 par value; 50,000,000 shares authorized; 4,965,626 and 1,110,226 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	4,966	1,110
Treasury stock; 154 shares at cost	(30,328)	(30,328)
Additional paid-in capital	64,333,434	45,696,761
Accumulated other comprehensive loss	13,693	(2,848)
Accumulated deficit	(44,642,481)	(43,883,527)
Total equity attributed to the parent	19,679,284	1,781,168
Non-controlling interest	953,056	—
Total stockholders’ equity	20,632,340	1,781,168
Total Liabilities and Stockholders’ Equity	$20,785,208	$1,807,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$2,500	$—	$2,500	$—

Operating expenses:
Officer compensation	49,104	30,593	98,546	57,593
Professional fees	46,428	56,868	72,210	76,793
Consulting expense	—	—	150,000	—
General and administrative	71,154	9,420	104,099	14,084
Research and development	343,209	—	343,209	—
Total operating expenses	509,895	96,881	768,064	148,470

Loss from operations	(507,395)	(96,881)	(765,564)	(148,470)

Other (expense) income:
Interest expense	(1)	—	(1)	—
Other (expense) income	—	(1,909)	—	9,384
Total other (expense) income	(1)	(1,909)	(1)	9,384

Loss from operations before provision for income taxes	(507,396)	(98,790)	(765,565)	(139,086)
Provision for income tax	—	—	—	—
Net loss	(507,396)	(98,790)	(765,565)	(139,086)
Net loss attributable to noncontrolling interests	(6,611)	—	(6,611)	—
Net loss attributable to Nordicus Partners Corporation	(500,785)	(98,790)	(758,954)	(139,086)

Other comprehensive income (loss):
Foreign currency translation adjustment	16,771	(3,104)	16,541	(3,165)
Comprehensive loss	$(484,014)	$(101,894)	$(742,413)	$(142,251)

Net loss per shares - basic and diluted attributable to Nordicus Partners Corporation	$(0.10)	$(0.09)	$(0.19)	$(0.14)

Weighted average common shares outstanding - basic and diluted	4,960,079	1,084,665	4,050,313	972,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid in	Accumulated	Treasury	Other Comprehensive	Total Equity Attributed	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	to Parent	Interest	Equity
Balance at March 31, 2024	1,110,226	$1,110	—	$—	—	$—	$45,696,761	$(43,883,527)	$(30,328)	$(2,848)	$1,781,168	$—	$1,781,168
Shares issued in business combination	3,800,000	3,800	—	—	—	—	18,046,200	—	—	—	18,050,000	—	18,050,000
Exercise of warrants	6,000	6	—	—	—	—	59,994	—	—	—	60,000	—	60,000
Shares issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Recognition of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	950,000	950,000
Net loss	—	—	—	—	—	—	—	(258,169)	—	—	(258,169)	—	(258,169)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(230)	(230)	—	(230)
Balance at June 30, 2024	4,946,226	4,946	—	—	—	—	63,955,790	(44,141,696)	(30,328)	(3,078)	19,785,634	950,000	20,735,634
Exercise of warrants	19,400	19	—	—	—	—	193,981	—	—	—	194,000	—	194,000
Orocidin issuance of common stock in capital raise	—	—	—	—	—	—	183,663	—	—	—	183,663	9,667	193,330
Net loss	—	—	—	—	—	—	—	(500,785)	—	—	(500,785)	(6,611)	(507,396)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16,771	16,771	—	16,771
Balance at September 30, 2024	4,965,626	$4,966	—	$—	—	$—	$64,333,434	$(44,642,481)	$(30,328)	$13,693	$19,679,284	$953,056	$20,632,340

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid in	Accumulated	Treasury	Common Stock to	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Be Issued	Income	Equity
Balance at March 31, 2023	829,626	$830	—	$—	—	$—	$42,254,155	(42,197,663)	(30,328)	—	665	$27,658
Shares issued for stock investment	250,000	250	—	—	—	—	1,749,750	—	—	—	—	1,750,000
Exercise of warrants	—	—	—	—	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	—	—	(40,296)	—	—	—	(40,296)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2023	1,079,626	1,080	—	—	—	—	44,003,905	(42,237,959)	(30,328)	25,000	604	1,762,301
Exercise of warrants	8,000	8	—	—	—	—	79,992	—	—	—	—	80,000
Net loss	—	—	—	—	—	—	—	(98,790)	—	—	—	(98,790)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,104)	(3,104)
Balance at September 30, 2023	1,087,626	$1,088	—	$—	—	$—	$44,083,897	$(42,336,749)	$(30,328)	$25,000	$(2,500)	$1,740,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30
	2024	2023
Cash flows from operating activities:
Net loss	$(765,565)	$(139,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	138,979	—
Derecognition of deferred revenue upon consolidation of Orocidin A/S	(7,500)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(42,431)	(1,932)
Receivables	—	44,481
Other assets	(41,424)	—
Accounts payable and accrued expenses	110,570	8,528
Deferred revenue	7,500	—
Related party payable	—	(12,127)
Net cash used in operating activities	(599,871)	(100,136)

Cash flows from investing activities:
Cash paid for website costs	(2,374)	—
Cash acquired in acquisition	134,572	—
Net cash used in investing activities	132,198	—

Cash flows from financing activities:
Advance from related party	—	1,924
Proceeds from Orocidin issuance of common stock in capital raise	193,330	—
Proceeds from exercise of warrants	254,000	105,000
Net cash provided by financing activities	447,330	106,924

Net change in cash	(20,343)	6,788
Effect of exchange rate on cash	16,541	(3,165)
Cash at beginning of period	49,933	7,149
Cash at end of period	$46,131	$10,772

Supplemental disclosures of non-cash information:
Common stock issued for shares of Myson, Inc.	$—	$1,750,000
Common stock issued for the acquisition of Orocidin A/S	$18,050,000	$—
Forgiveness of debt - related party	$13,886	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On March 3, 2020, we filed a Certificate of Amendment to the Company’s Certificate of Incorporation, which amendment was unanimously approved by our Board of Directors, to change our name from AdvanSource Biomaterials Corporation to EKIMAS Corporation.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 511,448 of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased in two tranches on October 12, 2021 and March 15, 2022.

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 42,273 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 469,175 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 511,448 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

On February 23, 2023, the Company and Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), a Danish stock corporation, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”). (GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 250,000 shares of the Company’s common stock, par value $0.001 per share. As a result of this transaction, Nordicus became a 100% wholly owned subsidiary of the Company.

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

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its common stock (the “Company Shares”) to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ending September 30, 2024, and not necessarily indicative of the results to be expected for the full year ending March 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

Reverse Stock Split

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.001, respectively. All common stock share, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the useful lives of long-lived assets and recoverability of those assets, and impairment in fair value of goodwill.

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We also maintain cash in foreign bank accounts that are not federally insured. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2024 and March 31, 2024.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Managementselskabet af 12.08.2020 A/S and Orocidin A/S. All significant intercompany transactions have been eliminated in consolidation.

Translation Adjustment

The accounts of the Company’s subsidiaries are maintained in Danish krone. According to Accounting Standards Codification (“ASC”) 830 Foreign Currency Matters, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive loss in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of Stockholders’ equity. Transaction gains and losses are reflected in the statements of operations.

Comprehensive Loss

The Company uses the Statement of Financial Accounting Standards (“SFAS”) 130 “Reporting Comprehensive Income” (ASC Topic 220). Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive income is included in net loss and foreign currency translation adjustments.

Research and Development Costs

Research and development expense consists primarily of costs associated with Orocidin’s ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

Stock-based Compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures of grants as they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in general and administrative and research and development expense in the consolidated statements of operations and comprehensive loss. Refer to Note 8 for details on the stock incentive plan established during the three months ended June 30, 2024. Through the six months ended September 30, 2024, the Company has not granted any awards qualifying as stock-based compensation under this plan. During the six months ended September 30, 2024, the Company issued 30,000 shares of common stock to a third party for consulting services unrelated to the stock incentive plan.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of September 30, 2024 and 2023, there were 607,500 and 653,000 potentially dilutive shares of common stock from warrants, respectively. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The Company tests for indefinite-lived intangibles and goodwill impairment as of its fiscal year end, March 31, each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain assets acquired via the Company’s business combination with Orocidin A/S detailed in Note 9, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.

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

In January 2024, the Company signed an agreement with Orocidin for which it recognized revenue in the fiscal year ended March 31, 2024. Since Orocidin became a subsidiary in the first quarter ended June 30, 2024, no more revenue is to be recognized, but will be eliminated as an intercompany transaction.

Non-controlling Interests

In accordance with ASC 810, Consolidation, the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary.

The Company has determined that Orocidin A/S is a VIE, and that the Company is the primary beneficiary. While the Company owns 95% of Orocidin A/S’s equity interests, the remaining equity interests in Orocidin A/S are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates its interest in the financial statements of Orocidin A/S under the VIE rules and reflects the third parties’ interests in the unaudited consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

Refer to Note 9 (“Business Combinations”) for more information regarding non-controlling interest recognized related to the Orocidin A/S business combination.

Recently Issued Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has no revenue and has incurred losses since inception resulting in an accumulated deficit of $44,642,481 as of September 30, 2024. As a result, we expect our funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

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

NOTE 4 - INVESTMENTS

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement, under which GK Partners ApS sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. The shares were restricted in that they were subject to a registration statement filed on Form S-1 by Mag Mile Capital on September 6, 2023. The Form S-1 became effective on July 5, 2024, removing the restriction on the shares. In exchange, the Company issued 250,000 restricted shares of its common stock to GK Partners ApS. The shares were valued at $1,750,000, using $7.00 per share, the closing stock price for the Company’s common stock on the last business day before the agreement. The Company accounts for its investment under the guidance of ASC 321, Investments – Equity Securities, which provides guidance for equity interests that meet the definition of an equity security. Equity interests with readily determinable fair values are carried at fair value with changes in value recorded in earnings. There currently is no active market for the shares of Mag Mile Capital, Inc, therefore, the investment remains at cost until such time there is an established fair value of Mag Mile Capital, Inc’s shares to be used to adjust the value of the Company’s investment in those shares. The Company’s investment in Mag Mile Capital, Inc is subject to changes and fluctuations based on their business activities and their ability to trade in the future.

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

On April 11, 2022, effective April 1, 2022, we issued to GK Partners, for financial services, a warrant to immediately purchase up to 600,000 shares of our common stock at an exercise price of $10.00 per share, which expired on December 31, 2023. On December 22, 2023, the expiration date of 570,500 remaining warrant shares was extended to December 31, 2024. During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for a total of 30,600 shares. The exercise price was $10.00 per share for total proceeds of $306,000. During the quarter ended June 30, 2024, GK Partners exercised a portion of its warrant for 6,000 shares. The exercise price was $10.00 per share for total proceeds of $60,000. During the quarter ended September 30, 2024, GK Partners exercised a portion of its warrant for 19,400 shares. The exercise price was $10.00 per share for total proceeds of $194,000.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), GK Partners, Henrik Rouf and LSPH, were issued 250,000 shares of the common stock (Note 1).

On June 20, 2023, the Company and GK Partners ApS (the “Seller”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Seller sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. In exchange, the Company issued 250,000 restricted shares of its common stock to the Seller.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $20,852 and $8,603 for the three months ended September 30, 2024 and 2023, respectively, and $38,634 and $19,527 for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, we had no outstanding payable due to the Affiliate for either period.

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

During the six months ended September 30, 2024, a related party forgave their payable of $13,886. The amount has been credited to additional paid in capital.

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

NOTE 6 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, Preferred Stock (the Preferred Stock”) of which 500,000 shares have been issued and redeemed, therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by us that is convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of September 30, 2024 and March 31, 2024, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share.

During the six months ended September 30, 2024, GK Partners exercised a portion of its warrant for 25,400 shares. The exercise price was $10.00 per share for total proceeds of $254,000.

During the six months ended September 30, 2024, the Company issued 30,000 shares of common stock for services. The value of the shares issued resulted in a total non-cash expense of $138,979.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, a Danish stock corporation entered into a Stock Purchase and Sale Agreement, under which the Company issued 3,800,000 restricted shares of its common stock to the Sellers (Note 1).

During the three months ended September 30, 2024, Orocidin A/S issued shares of its common stock in a capital raise with a third party in exchange for proceeds of $193,330. Aligned with the Company’s ownership interest in Orocidin A/S, 5% of the proceeds, or $9,667, was allocated to noncontrolling interests while 95% of the proceeds, or $183,663, was allocated to additional paid in capital.

NOTE 8 - STOCK-BASED COMPENSATION

The Company established the Nordicus Partners Corporation 2024 Stock Incentive Plan (the “Plan”). This plan was effective on June 7, 2024 per the board of directors resolution. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company, and (ii) enabling the Company to attract, retain and reward the best-available persons.

The Plan permits the granting of stock options (including incentive stock options qualifying under Code Section 422 and nonqualified stock options), stock appreciation rights (SARs), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing.

Participation in the Plan shall be open to all employees, officers, directors, and consultants of the Company, or of any affiliate of the Company, as may be selected by the Company from time to time. However, only employees of the Company, and of any parent or subsidiary of the Company, shall be eligible for the grant of an incentive stock option. The grant of an award at any time to any person shall not entitle that person to a grant of an award at any future time.

The shares of Common Stock that may be issued with respect to awards granted under the Plan shall not exceed an aggregate of 7,000,000 shares of Common Stock. The maximum number of shares of Common Stock under the Plan that may be issued as incentive stock options shall be 7,000,000 shares. Regarding performance-based award limitations, the number of shares of Common Stock that may be granted in the form of options, SARs, restricted stock awards, restricted stock units, or performance award shares in a single fiscal year to a participant may not exceed 2,000,000 of each form.

As of September 30, 2024, no stock awards of any form have been granted under this plan.

On June 17, 2024, the Company’s board of directors cancelled the Company’s 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”). At the time there were no stock awards of any kind outstanding under the 2017 Plan.

NOTE 9 - BUSINESS COMBINATION

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, a Danish stock corporation entered into a Stock Purchase and Sale Agreement (“Business Combination”), under which the Company issued 3,800,000 restricted shares of its common stock to the Sellers. The shares were valued at $5.00, the closing stock price on the date of acquisition.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed was allocated to goodwill.

The allocation of the purchase price and the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interest are shown below:

Consideration
Consideration issued	$18,050,000
Identified assets and liabilities
Cash	134,572
Intangible assets	223,316
Other receivables	29,906
Accounts payable and accruals	(29,779)
Total identified assets, liabilities, and noncontrolling interest	358,015
Non-controlling interest	950,000
Excess purchase price allocated to goodwill	$18,641,985

From the closing date of the Business Combination through September 30, 2024, Orocidin A/S has incurred $40,693 in net losses.

NOTE 10 - WARRANTS

A summary of the Company’s outstanding warrants as of September 30, 2024 is as follows.

		Weighted	Weight
		Average	Average
	Number of	Exercise	Remaining Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding, March 31, 2024	632,900	$10	1.35	$—
Issued	—	—	—	—
Expired	—	—	—	—
Exercised	(25,400)	10	—	—
Outstanding, September 30, 2024	607,500	$10	0.62	$—

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

Subsequent to September 30, 2024, GK Partners exercised a portion of its warrant for a total of 22,200 shares. The exercise price was $10.00 per share for total proceeds of $222,000.

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert ApS (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12 million shares of the Company’s restricted common stock. Bio-Convert is a Denmark-based clinical-stage biopharmaceutical company focused on revolutionizing the treatment of oral leukoplakia, which is a potentially malignant disorder affecting the oral mucosa. Oral leukoplakia is a white patch or plaque that can develop in the oral cavity and cause oral cancer. Bio-Convert is developing a new pharmaceutical drug product for the treatment of oral leukoplakia and the prevention of oral cancer formation.

On November 12, 2024, the Company announced that it entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted common stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

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

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 42,273 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 469,175 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 511,448 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

On February 23, 2023, the Company and Nordicus Partners A/S, a Danish stock corporation, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners, Henrik Rouf and LSPH. GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 250,000 shares of the Company’s common stock, par value $0.001 per share. As a result of the Business Combination, Nordicus became a 100% wholly owned subsidiary of the Company.

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

Reverse Stock Split

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Operating Expenses

During the three months ended September 30, 2024, we had officer compensation expense of $49,104 compared to $30,593 for the three months ended September 30, 2023, an increase of $18,511 or 61%. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz, increasing our total compensation expense. See Note 5 to our accompanying consolidated financial statements for more information on related party transactions.

For the three months ended September 30, 2024, we had professional fees of $46,428 compared to $56,868 for the three months ended September 30, 2023, a decrease of $10,440 or 18%. The decrease is largely due to decreased legal expenses.

For the three months ended September 30, 2024, we had general and administrative expenses (“G&A”) of $71,154 compared to $9,420 for the three months ended September 30, 2023, an increase of $61,734 or 655%. The increase in G&A expense is attributable to expenses incurred by our two subsidiaries.

Other Income

For the three months ended September 30, 2024, we had no other expense or income compared to total other expense of $1,909 in the prior period.

Net Loss Attributable to Nordicus Partners Corporation

For the three months ended September 30, 2024, we had a net loss of $500,785 compared to $98,790 in the prior period. The large increase in our net loss is due to the non-cash expense we incurred for consulting expense as well as the increased expenses attributed to our subsidiaries.

Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023

Operating Expenses

During the six months ending September 30, 2024, we had officer compensation expense of $98,546 compared to $57,593 for the six months ended September 30, 2023, an increase of $40,953 or 71%. On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz, increasing our total compensation expense. See Note 5 to our accompanying consolidated financial statements for more information on related party transactions.

For the six months ending September 30, 2024, we had professional fees of $72,210 compared to $76,793 for the six months ended September 30, 2023, a decrease of $4,583 or 6%. The decrease is largely due to decreased legal expenses.

For the six months ending September 30, 2024, we issued 300,000 shares of common stock for a consulting expense of $150,000. We had no such expense in the prior period.

For the six months ending September 30, 2024, we had general and administrative expenses (“G&A”) of $104,099 compared to $14,084 for the six months ended September 30, 2023, an increase of $90,015 or 639%. The increase in G&A expense is attributable to expenses incurred by our two subsidiaries.

Other Income

For the six months ending September 30, 2024, we had no other expense or income compared to total other expense of $9,384 in the prior period.

Net Loss Attributable to Nordicus Partners Corporation

For the six months ending September 30, 2024, we had a net loss of $758,954 compared to $139,086 in the prior period. The large increase in our net loss is due to the non-cash expense we incurred for consulting expense as well as the increased expenses attributed to our subsidiaries.

Liquidity and Capital Resources

During the six months ending September 30, 2024, we used $599,871 in operating activities compared to $100,136 used in operating activities in the prior period.

During the six months ending September 30, 2024, we used $132,198 in investing activities compared to no cash used in or provided by investing activities during the six months ended September 30, 2023.

During the six months ending September 30, 2024, we received $447,330 from financing activities from the exercise of warrants and proceeds from issuance of common stock in capital raise. In the prior period we received $105,000 from financing activities from the exercise of warrants and $1,924 from a related party.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of September 30, 2024, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: November 14, 2024	Nordicus Partners Corporation

	By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

	By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

	By	/s/ Peter Severin
Peter Severin
Chairman

	By	/s/ Henrik Keller
Henrik Keller
Director

