Form 10-Q
period 2024-12-31
Nordicus Partners Corp
filed 2025-04-02
CIK 1011060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of April 2, 2025, there were 17,230,090 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash	$28,001	$49,933
Prepaid expenses and other current assets	49,814	—
Total current assets	77,815	49,933
Website	11,189	7,640
Intangible assets	423,232	—
Other assets	49,305	—
Goodwill	57,409,992	—
Investment in Mag Mile Capital, Inc.	1,750,000	1,750,000
Total assets	$59,721,533	$1,807,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$608,869	$5,019
Deferred revenue	—	7,500
Related party payable	—	13,886
Warrant liability (related party)	280,000	—
Total current liabilities	888,869	26,405
Total liabilities	888,869	26,405

Commitments and contingencies	—	—

Stockholders’ equity:
Common Stock; $0.001 par value; 50,000,000 shares authorized; 17,197,826 and 1,110,226 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	17,198	1,110
Treasury stock; 154 shares at cost	(30,328)	(30,328)
Additional paid-in capital	105,072,125	45,696,761
Accumulated other comprehensive loss	(47,887)	(2,848)
Accumulated deficit	(46,178,444)	(43,883,527)
Total equity attributed to the parent	58,832,664	1,781,168
Non-controlling interest	—	—
Total stockholders’ equity	58,832,664	1,781,168
Total liabilities and stockholders’ equity	$59,721,533	$1,807,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue	$2,500	$—	$5,000	$—

Operating expenses:
Officer compensation	518,654	30,158	617,200	87,751
Professional fees	158,712	43,728	230,922	120,521
Consulting expense	57,586	—	207,586	—
General and administrative	115,050	1,104	219,149	15,188
Research and development	417,808	—	761,017	—
Total operating expenses	1,267,810	74,990	2,035,874	223,460

Loss from operations	(1,265,310)	(74,990)	(2,030,874)	(223,460)

Other (expense) income:
Change in fair value of warrant liability (related party)	(280,000)	—	(280,000)	—
Interest expense	(1)	—	(2)	—
Other income	—	—	—	9,384
Total other (expense) income	(280,001)	—	(280,002)	9,384

Loss from operations before provision for income taxes	(1,545,311)	(74,990)	(2,310,876)	(214,076)
Provision for income tax	—	—	—	—
Net loss	(1,545,311)	(74,990)	(2,310,876)	(214,076)
Net loss attributable to noncontrolling interests	(9,348)	—	(15,959)	—
Net loss attributable to Nordicus Partners Corporation	$(1,535,963)	$(74,990)	$(2,294,917)	$(214,076)

Other comprehensive loss:
Foreign currency translation adjustment	(61,580)	(5,052)	(45,039)	(8,217)
Comprehensive loss	$(1,597,543)	$(80,042)	$(2,339,956)	$(222,293)

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.13)	$(0.07)	$(0.35)	$(0.21)

Weighted average common shares outstanding - basic and diluted	11,614,146	1,118,766	6,580,760	1,020,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023 (Unaudited)

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2024	1,110,226	$1,110	—	$—	—	$—	$45,696,761	$(43,883,527)	$(30,328)	$(2,848)	$1,781,168	$—	$1,781,168
Common Stock issued in Orocidin business combination	3,800,000	3,800	—	—	—	—	18,046,200	—	—	—	18,050,000	—	18,050,000
Exercise of warrants	6,000	6	—	—	—	—	59,994	—	—	—	60,000	—	60,000
Common Stock issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Recognition of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	950,000	950,000
Net loss	—	—	—	—	—	—	—	(258,169)	—	—	(258,169)	—	(258,169)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(230)	(230)	—	(230)
Balance at June 30, 2024	4,946,226	4,946	—	—	—	—	63,955,790	(44,141,696)	(30,328)	(3,078)	19,785,634	950,000	20,735,634
Exercise of warrants	19,400	20	—	—	—	—	193,980	—	—	—	194,000	—	194,000
Orocidin issuance of common stock in capital raise	—	—	—	—	—	—	183,663	—	—	—	183,663	9,667	193,330
Net loss	—	—	—	—	—	—	—	(500,785)	—	—	(500,785)	(6,611)	(507,396)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16,771	16,771	—	16,771
Balance at September 30, 2024	4,965,626	4,966	—	—	—	—	64,333,433	(44,642,481)	(30,328)	13,693	19,679,283	953,056	20,632,339
Stock-based compensation	—	—	—	—	—	—	488,096	—	—	—	488,096	—	488,096
Common Stock issued in Bio-Convert business combination, net	12,000,000	12,000	—	—	—	—	38,985,120	—	—	—	38,997,120	—	38,997,120
Common Stock issued to acquire remaining equity of Orocidin (See Note 10)	200,000	200	—	—	—	—	943,508	—	—	—	943,708	(943,708)	—
Exercise of warrants	32,200	32	—	—	—	—	321,968	—	—	—	322,000	—	322,000
Net loss	—	—	—	—	—	—	—	(1,535,963)	—	—	(1,535,963)	(9,348)	(1,545,311)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(61,580)	(61,580)	—	(61,580)
Balance at December 31, 2024	17,197,826	$17,198	—	$—	—	$—	$105,072,125	$(46,178,444)	$(30,328)	$(47,887)	$58,832,664	$—	$58,832,664

			Preferred Stock,		Preferred Stock,		Additional			Common Stock to	Other	Total
	Common Stock		Series A Junior		Undesignated		Paid in	Accumulated	Treasury	Be	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Issued	Income (Loss)	Equity
Balance at March 31, 2023	829,626	$830	—	$—	—	$—	$42,254,155	(42,197,663)	(30,328)	—	665	$27,658
Shares issued for stock investment	250,000	250	—	—	—	—	1,749,750	—	—	—	—	1,750,000
Exercise of warrants	—	—	—	—	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	—	—	(40,296)	—	—	—	(40,296)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2023	1,079,626	1,080	—	—	—	—	44,003,905	(42,237,959)	(30,328)	25,000	604	1,762,301
Exercise of warrants	8,000	8	—	—	—	—	79,992	—	—	—	—	80,000
Net loss	—	—	—	—	—	—	—	(98,790)	—	—	—	(98,790)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,104)	(3,104)
Balance at September 30, 2023	1,087,626	$1,088	—	$—	—	$—	$44,083,897	$(42,336,749)	$(30,328)	$25,000	$(2,500)	$1,740,407
Cash distribution to stockholder	—	—	—	—	—	—	(775)	—	—	—	—	(775)
Exercise of warrants	10,000	10	—	—	—	—	99,990	—	—	(25,000)	—	75,000
Net loss	—	—	—	—	—	—	—	(74,990)	—	—	—	(74,990)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,052)	(5,052)
Balance at December 31, 2023	1,097,626	$1,098	—	$—	—	$—	$44,183,112	$(42,411,739)	$(30,328)	$—	$(7,552)	$1,734,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended
	December 31
	2024	2023
Cash flows from operating activities:
Net loss	$(2,310,876)	$(214,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	138,979	—
Stock-based compensation	488,096	—
Change in fair value of warrant liability (related party)	280,000	—
Amortization of website costs	3,608	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(19,908)	(5,379)
Receivables	—	44,481
Other assets	(49,305)	—
Accounts payable and accrued expenses	569,889	36,097
Related party payable	—	(12,127)
Net cash used in operating activities	(899,517)	(151,004)

Cash flows from investing activities:
Cash paid for website costs	(2,374)	—
Cash acquired in business combinations	158,548	—
Net cash provided by investing activities	156,174	—

Cash flows from financing activities:
Advance from related party	—	11,635
Cash distribution to stockholder	—	(775)
Cash paid for stock issuance costs in business combinations	(2,880)	—
Proceeds from Orocidin issuance of common stock in capital raise	193,330	—
Proceeds from exercise of warrants	576,000	180,000
Net cash provided by financing activities	766,450	190,860

Net change in cash	23,107	39,856
Effect of exchange rate on cash	(45,039)	(8,217)
Cash at beginning of period	49,933	7,149
Cash at end of period	$28,001	$38,788

Supplemental disclosures of non-cash information:
Common Stock issued for shares of Mag Mile Capital, Inc.	$—	$1,750,000
Common Stock issued for the acquisition of Bio-Convert	$39,000,000	$—
Common Stock issued for the acquisition of Orocidin	$18,993,708	$—
Forgiveness of debt - related party	$13,886	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nordicus Partners Corporation (the “Company,” or “Nordicus” or “we”) was founded in 1993 as a subsidiary of PolyMedica Corporation. On January 31, 2020 (the “Closing Date”), we completed the sale of substantially all of our assets (the “Asset Sale”) for a total purchase price of $7,250,000 pursuant to an Asset Purchase Agreement entered into between us and Mitsubishi Chemical Performance Polymers, Inc., a Delaware corporation (“MCPP”). Prior to the Closing Date, we developed and manufactured advanced polymer materials which provided critical characteristics in the design and development of medical devices. Our biomaterials were marketed and sold to medical device manufacturers who used our advanced polymers in devices designed for treating a broad range of anatomical sites and disease states.

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

On March 3, 2020, we filed a Certificate of Amendment to the Company’s Certificate of Incorporation. This amendment was unanimously approved by our Board of Directors, to change our name from AdvanSource Biomaterials Corporation to EKIMAS Corporation.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 511,448 shares of our Common Stock, on a post-split basis, or approximately 90% of our total shares of Common Stock outstanding, for total cash consideration of $400,000. Reddington purchased the Common Stock in two tranches on October 12, 2021 and March 15, 2022.

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 42,273 shares of our Common Stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 469,175 shares of our Common Stock, on a post-split basis (the “Second Closing”). After the issuance thereof, Reddington owned 511,448 shares of our Common Stock, or approximately 90% of our total shares of Common Stock outstanding.

On February 23, 2023, the Company and Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), a Danish stock corporation, consummated the transactions contemplated by a certain contribution agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”) (GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 250,000 shares of the Company’s Common Stock, par value $0.001 per share. As a result of this transaction, Nordicus became a 100% wholly owned subsidiary of the Company.

On February 23, 2023, Tom Glaesner Larsen and Christian Hill Madsen were appointed directors of the Company. Mr. Hill-Madsen continues as Chairman of the Board of Orocidin A/S, of which the Company acquired 100% of the outstanding shares in exchange for shares of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc. (“Mag Mile Capital”), a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs,

On June 9, 2023, Tom Glaesner Larsen resigned from the Company’s Board of Directors, and the remaining board members appointed Henrik Keller as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”), entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its Common Stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

On November 8, 2024, the Company effected a 1:10 reverse stock split of its Common Stock.

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert ApS (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s Common Stock. Bio-Convert is a Denmark-based clinical-stage biopharmaceutical company aiming to revolutionize the treatment of oral leukoplakia by minimizing or removing oral leukoplakia lesions in order to further reduce the risk of such lesions resulting in the development of oral cancer in patients.

On November 12, 2024, the Company entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted Common Stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and nine months ending December 31, 2024 and 2023, and not necessarily indicative of the results to be expected for the full year ending March 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

Reverse Stock Split

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding Common Stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of Common Stock or Preferred Stock and the par value of both will remain unchanged at $0.001. All Common Stock share, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these unaudited consolidated financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill, the fair value of assets acquired and liabilities assumed in business combinations, and the fair value of its outstanding warrants.

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

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2024 and March 31, 2024.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Managementselskabet af 12.08.2020 A/S, Orocidin A/S, and Bio-Convert ApS. All significant intercompany transactions have been eliminated in consolidation.

Translation Adjustment

The accounts of the Company’s subsidiaries are maintained in Danish krone. According to Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity transactions are translated at the historical rates and statement of operations accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reported in other comprehensive loss in accordance with ASC Topic 220, Reporting Comprehensive Income (“ASC 220”) in the statements of operations and in accumulated other comprehensive loss as a component of stockholders’ equity.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive loss is inclusive of net loss and foreign currency translation adjustments.

Research and Development Costs

Research and development costs consists primarily of costs associated with Orocidin and Bio-Convert’s ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

Stock-based Compensation

The Company accounts for stock-based compensation using the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures of grants as they occur. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in officer compensation, general and administrative, research and development, and consulting expense in the consolidated statements of operations and comprehensive loss.

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

The Company’s liability classified warrant issued on December 30, 2024 to GK Partners is considered to be a Level 3 financial instrument measured at fair value at issuance. Subsequent changes in fair value will be recognized each reporting period within the consolidated statement of operations and comprehensive loss.

Distinguishing Liabilities from Equity

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the FASB ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and on the date of issuance and for liability-classified awards, remeasured to fair value at each balance sheet date thereafter.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of December 31, 2024, there were 1,961,500 potentially dilutive shares of Common Stock from liability classified warrants, restricted stock units, and stock options. As of December 31, 2023, there were 645,500 potentially dilutive shares of Common Stock from equity classified warrants. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the three and nine months ended December 31, 2024.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain assets acquired via the Company’s business combinations with Orocidin A/S and Bio-Convert ApS detailed in Note 10, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

In January 2024, the Company signed an agreement with Orocidin for which it recognized $2,500 in revenue during the nine months ended December 31, 2024. Since Orocidin became a subsidiary in the quarter ended June 30, 2024, no more revenue is to be recognized under this agreement, but is eliminated as an intercompany transaction.

In June 2024, the Company signed an agreement with Bio-Convert for which it recognized $2,500 in revenue during the three and nine months ended December 31, 2024. Since Bio-Convert became a subsidiary in the quarter ended December 31, 2024, no more revenue is to be recognized under this agreement, but is eliminated as an intercompany transaction.

Non-controlling Interests

In accordance with ASC Topic 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

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

Following the acquisition of 95% of Orocidin A/S in May 2024, the Company determined that Orocidin A/S was a VIE, and that the Company was the primary beneficiary. While the Company owned 95% of Orocidin A/S’s equity interests, the remaining equity interests in Orocidin A/S were owned by unrelated third parties, and the agreement with these third parties provided the Company with greater voting rights. Accordingly, the Company consolidated its interest in Orocidin A/S under the VIE rules and reflected the third parties’ interests in the unaudited consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

In November 2024, the Company acquired the remaining 5% interest in Orocidin A/S. As a result, Orocdin A/S became a wholly owned subsidiary and is no longer considered a VIE. The noncontrolling interest in Orocidin was derecognized from the Company’s unaudited consolidated financial statements at the time of the acquisition of the remaining 5% interest. Refer to Note 10 (“Business Combinations”) for more information regarding non-controlling interest recognized and derecognized related to the Orocidin A/S transactions.

Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of research and development, clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company’s products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its unaudited consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This ASU was further clarified by ASU 2025-01, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which was issued in December 2024. The new standards require disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standards will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of these accounting standard updates on its financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $46,178,444 as of December 31, 2024. As a result, the Company’s current funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisitions, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, the private placement of Common Stock and the exercise of outstanding warrants. The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - INVESTMENTS

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement, under which GK Partners ApS sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital, Inc. (“Mag Mile”) The shares were restricted in that they were subject to a registration statement being filed on Form S-1 by Mag Mile on September 6, 2023. The Form S-1 became effective on July 5, 2024, removing the restriction on the shares. In exchange, the Company issued 250,000 restricted shares of its Common Stock to GK Partners ApS. The shares were valued at $1,750,000, at a price of $7.00 per share, the closing stock price for the Company’s Common stock on the last business day before the agreement.

The Company accounts for its investment under the guidance of ASC Topic 321, Investments – Equity Securities, which provides guidance for equity interests that meet the definition of an equity security. Equity interests with readily determinable fair values are carried at fair value with changes in value recorded in earnings. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in the accompanying consolidated statements of operations and comprehensive (loss) income, and a new basis in the investment is established.

There is no active market for the shares of Mag Mile as of December 31, 2024. Therefore, the investment remains at cost until such time that there is an indicator of impairment or an observable change in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. The Company’s investment in Mag Mile is subject to changes and fluctuations based on their business activities and their ability to trade in the future. During the three and nine months ended December 31, 2024, the Company did not identify any indicators of impairment or other observable price changes to the cost basis of the investment in Mag Mile.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Tom Glasner Larsen is the CEO of GK Partners and was a member of our board of directors from February 23, 2023 until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S) until its acquisition by the Company on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin A/S until its acquisition by the Company on May 13, 2024.

Effective April 1, 2022, we issued to GK Partners, for financial services, a warrant (the “2022 GK Warrant”) to purchase up to 600,000 shares of our Common Stock at an exercise price of $10.00 per share, and which had an expiration date of December 31, 2023. The Company determined that the 2022 GK Warrant is not precluded from equity classification and will therefore be recorded within additional paid-in capital on the Company’s consolidated balance sheets at its issuance date fair value. On December 22, 2023, the expiration date of the warrant, covering 570,500 remaining warrant shares, was extended to December 31, 2024 . During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for a total of 30,600 shares. The exercise price was $10.00 per share for total proceeds of $306,000. During the quarter ended June 30, 2024, GK Partners exercised a portion of its warrant for 6,000 shares. The exercise price was $10.00 per share for total proceeds of $60,000. During the quarter ended September 30, 2024, GK Partners exercised a portion of its warrant for 19,400 shares. The exercise price was $10.00 per share for total proceeds of $194,000. During the quarter ended December 31, 2024, GK Partners exercised a portion of its warrant for 32,200 shares. The exercise price was $10.00 per share for total proceeds of $322,000. On December 31, 2024 the 2022 GK Warrant expired.

Effective December 30, 2024, a new warrant was issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the Common Stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant expires on December 31, 2025. The Company determined that the 2024 GK Warrant is precluded from being classified within equity and will be liability classified under ASC Topic 815, Derivatives and Hedging. Therefore, as of the period ended December 31, 2024, the Company recognized a warrant liability on the unaudited consolidated balance sheet in the amount of $280,000, representing the fair value of the 2024 GK Warrant on that date. The measurement of fair value of the 2024 GK Warrants was determined utilizing a Monte Carlo Simulation model considering all relevant assumptions current as of December 31, 2024 presented in Note 6. The change in fair value resulting from the the issuance of 2024 GK Warrant was recognized in change in fair value of warrant liability (related party) in the amount of $280,000 on the unaudited consolidated statement of operations and comprehensive loss for the three and nine months ended December 31, 2024.

On February 23, 2023, pursuant to the Contribution Agreement by and among the Company, Managementselskabet af 12.08.2020 A/S (formerly Nordicus Partners A/S), GK Partners, Henrik Rouf and LSPH, the Company issued 250,000 shares of its Common Stock.

As detailed in Note 4, on June 20, 2023, the Company and GK Partners entered into a Stock Purchase and Sale Agreement whereby the Company acquired equity interests in Mag Mile.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $53,678 and $0 for the three months ended December 2024 and 2023, respectively, and $92,312 and $19,527 for the nine months ended December 2024 and 2023, respectively. As of December 31, 2024 and March 31, 2024, we had no outstanding payable due to the Affiliate for either period.

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

During the nine months ended December 31, 2024, a related party forgave their payable of $13,886. The amount has been credited to additional paid in capital.

Effective June 3, 2024, Christian Hill-Madsen resigned from the Board of Directors of the Company, and the remaining Board members appointed Peter Severin as his replacement and as Chairman of the Board of Directors. Mr. Hill-Madsen will continue as Chairman of the Board of Orocidin A/S, of which the Company acquired 100% of the outstanding shares in exchange for shares of the Company.

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

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (related party)	$—	$—	$280,000	$280,000
	$—	$—	$280,000	$280,000

The fair value of the warrant liability (related party), which is a Level 3 fair value measurement, was estimated using a Monte Carlo Simulation model. The use of significant unobservable inputs could result in those inputs being different at the reporting date and which could result in a significantly higher or lower fair value measurement at the reporting date. The following table presents the quantitative information regarding Level 3 fair value measurement of the warrant liability (related party) as of December 31, 2024:

December 31, 2024
Risk-free interest rate	4.08%
Expected term (years)	1.00
Exercise price	$8.91
Annual volatility	155%
Stock price on valuation date	$9.00

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis:

Warrant Liability (Related Party)
Balance as of March 31, 2024	$—
Issuance of warrant liability (related party)	280,000
Balance as of December 31, 2024	$280,000

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of December 31, 2024 and March 31, 2024, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the nine months ended December 31, 2024, GK Partners exercised a portion of its warrant for 57,600 shares of Common Stock. The exercise price was $10.00 per share, resulting in total proceeds of $576,000.

During the nine months ended December 31, 2024, the Company issued 30,000 shares of Common Stock for services. The value of the shares issued resulted in a total non-cash expense of $138,979.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, entered into a Stock Purchase and Sale Agreement, under which the Company issued 3,800,000 restricted shares of its Common Stock to the Sellers (Note 1).

During the three months ended September 30, 2024, Orocidin A/S issued shares of its common stock in a capital raise with a third party in exchange for proceeds of $193,330. Aligned with the Company’s then ownership interest in Orocidin A/S, 5% of the proceeds, or $9,667, was allocated to noncontrolling interests while 95% of the proceeds, or $183,663, was allocated to additional paid-in capital.

On November 11, 2024, the Company entered into an agreement with Bio-Convert to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s Common Stock. The transaction was consummated on November 12, 2024.

On November 12, 2024, the Company acquired the remaining 5% of the outstanding shares of Orocidin A/S through the issuance of 200,000 restricted shares of the Company’s Common Stock to the Orocidin A/S selling shareholders. Orocidin A/S is now a wholly owned subsidiary of the Company.

NOTE 9 - STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s stock option activity under the Plan for the nine months ended December 31, 2024:

	Number of Stock Options	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	—	—	—	—
Granted	450,000
Outstanding as of December 31, 2024	450,000	$3.25	9.9	$2,587,500
Exercisable and vested as of December 31, 2024	450,000	$3.25	9.9	$2,587,500
Vested and expected to vest as of December 31, 2024	450,000	$3.25	9.9	$2,587,500

Not included in the table above or the table and disclosures below are 375,000 performance awards (the “Performance Awards”) issued during the three and nine months ended December 31, 2024, whose vesting is dependent upon future events that were not deemed probable of occurring at the time of grant through December 31, 2024. The Company did not recognize compensation expense for such awards. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

The stock-based compensation expense related to option grants under the Plan was $472,050 for the three and nine months ended December 31, 2024 and was recognized within officer compensation on the Company’s consolidated statement of operations and comprehensive loss.

All of the awards in the table above were fully vested at issuance and therefore all related compensation expense was recognized during the three and nine months ended December 31, 2024. There was no unrecognized compensation cost related to these options as of December 31, 2024.

The weighted-average grant date fair value per share of options granted during the three and nine months ended December 31, 2024 was $1.05. There were no options exercised during the three and nine months ended December 31, 2024.

The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted in 2024 (other than the Performance Awards):

2024
Expected volatility	40.0%
Expected dividend yield	—%
Exercise price	$3.25
Stock price	$2.83
Expected term (years)	5.0
Risk-free rate	4.3%

Awards issued for consulting services

Unrelated to the Plan, during the nine months ended December 31, 2024, the Company issued 30,000 shares of Common Stock to a third party for consulting services, which were valued at $138,979.

Effective November 27, 2024, the Company entered into a consulting agreement with an advisory firm that will continue through November 30, 2025. As part of compensation for the consulting services, the Company issued to the counterparty 61,500 restricted stock units (“RSUs”), each of which representing one share of Common Stock per unit, subject to vesting conditions as follows: (i) 15,300 units vesting 45 days following the effective date and (ii) thereafter, monthly tranches of 4,200 units that vest at the completion of each additional month of service rendered. The fair value of the RSUs on the grant date was determined to be $175,275 based on the Company’s stock price on that date of $2.85. The Company recognized $16,046 in stock-based compensation in consulting expense on the unaudited consolidated statement of operations and comprehensive loss related to the vesting of the 61,500 RSUs during the three and nine months ended December 31, 2024. The RSUs were granted outside of the Plan.

As of December 31, 2024, there was $159,228 of unrecognized equity-based compensation expense related to the RSUs that is expected to be recognized over a weighted-average period of less than one year.

A summary of the Company’s RSU activity for the nine months ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at March 31, 2024	—	$—
Granted	61,500	2.85
Unvested at December 31, 2024	61,500	$2.85

On June 17, 2024, the Company’s board of directors cancelled the Company’s 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”). At the time there were no stock awards of any kind outstanding under the 2017 Plan.

NOTE 10 - BUSINESS COMBINATIONS

Orocidin A/S

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, a Danish stock corporation entered into a Stock Purchase and Sale Agreement (“Business Combination”), under which the Company issued 3,800,000 restricted shares of its Common Stock to the Sellers. The shares were valued at $5.00, the closing stock price of the Company on the date of acquisition.

Orocidin A/S is a clinical-stage biopharmaceutical company, is aiming to revolutionize the treatment of aggressive periodontitis, making it safer, more effective, and efficient to prevent and cure those who are affected by periodontitis.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed was allocated to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change.

Consideration
Consideration issued	$18,050,000
Identified assets and liabilities
Cash	134,572
Intangible assets	223,316
Other receivables	29,906
Accounts payable and accruals	(29,779)
Total identified assets, liabilities, and noncontrolling interest	358,015
Non-controlling interest	950,000
Excess purchase price allocated to goodwill	$18,641,985

The $223,316 of acquired intangible assets was provisionally assigned to in-process research and development assets that was recognized at fair value on the acquisition date. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The $18,641,985 of goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Orocdin. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2024, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Orocidin.

From the closing date of the Business Combination through December 31, 2024, Orocidin A/S has incurred $840,672 in net losses.

On November 11, 2024, the Company acquired the remaining 29,663 outstanding common shares and voting interest, or 5.34%, of Orocidin. The acquisition-date fair value of the consideration transferred totaled $650,000, which consisted of 200,000 shares of the Company’s Common Stock. The fair value of the 200,000 common shares issued was determined based on the closing market price of the Company’s Common Stock on the acquisition date, $3.25. On this acquisition date, the Company derecognized the carrying value of the noncontrolling interest in Orocidin of $943,707. The difference between the amount of the consideration transferred and the carrying amount of the noncontrolling interest was recognized within additional paid-in capital on the unaudited consolidated balance sheet.

The following represents the pro forma consolidated revenue and net loss attributable to Nordicus Partners Corporation as if Orocdin had been included in the consolidated results of the Company for the entire three and nine months ending December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue	$2,500	$—	$2,500	$—
Net loss attributable to Nordicus Partners Corporation	$(1,545,311)	$(141,031)	$(2,415,649)	$(280,117)

Prior to the acquisition, the Company had a preexisting relationship with Orocidin, in which the Company provided consulting services to Orocidin to accelerate the company and achieve certain milestones prior to the acquisition. At the date of the acquisition, the Company had earned consulting fees in the amount of $2,500 for services provided prior to the acquisition. Transactions between the two entities subsequent to the acquisition have been eliminated in consolidation on the Company’s unaudited consolidated financial statements.

Bio-Convert ApS

On November 11, 2024 (the acquisition date), the Company acquired 100% of the outstanding common shares and voting interest of Bio-Convert ApS (“Bio-Convert”). The results of Bio-Convert’s operations have been included in the unaudited consolidated financial statements since that date. The Company accounted for the transaction as a business combination under ASC 805.

Bio-Convert is a Denmark-based clinical-stage biopharmaceutical company focused on revolutionizing the treatment of oral leukoplakia, which is a potentially malignant disorder affecting the oral mucosa. Oral leukoplakia is a white patch or plaque that can develop in the oral cavity and cause oral cancer. Bio-Convert is developing a new pharmaceutical drug product for the treatment of oral leukoplakia and the prevention of oral cancer formation. This is achieved through a proprietary mucoadhesive oral formulation that delivers the drug without any systemic absorption. The aim of the treatment is therefore to eliminate the lesions or to reduce the malignant conversion rate of oral leukoplakia to oral cancer. The effect on oral cancer may improve the surgical removal procedure should this be needed for the oral cancer patients. Bio-Convert’s current plan is to conduct a pilot efficacy study in patients with oral leukoplakia.

The acquisition-date fair value of the consideration transferred totaled $39,000,000, which consisted of 12,000,000 shares of the Company’s Common Stock.

The fair value of the 12,000,000 common shares issued was determined based on the closing market price of the Company’s Common Stock on the acquisition date, $3.25.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change.

November 11, 2024
Cash	$23,976
Capitalized software	4,783
Intangible assets	199,916
Prepaid expenses	7,500
Total identifiable assets acquired	236,175

Accounts payable and accrued expenses	4,182
Total liabilities assumed	4,182
Net identifiable assets acquired	231,993
Goodwill	38,768,007
Net assets acquired	$39,000,000

The $199,916 of acquired intangible assets was provisionally assigned to in-process research and development assets that was recognized at fair value on the acquisition date. The remaining $4,783 of acquired intangible assets is subject to a weighted-average useful life of approximately four years. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The $38,768,007 of goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Bio-Convert. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2024, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Bio-Convert.

The Company recognized $5,880 of acquisition related costs that were expensed in the three and nine months ended December 31, 2024. These costs are included in the unaudited consolidated statement of operations in the line item entitled professional fees. The Company also recognized $2,880 in costs associated with issuing and registering the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ deficit.

The amounts of revenue and net loss of Bio-Convert included in the Company’s unaudited consolidated statement of operations and comprehensive loss were $— and $58,059, respectively, from the acquisition date to the period ending December 31, 2024.

The following represents the pro forma consolidated revenue and net loss attributable to Nordicus Partners Corporation as if Bio-Convert had been included in the consolidated results of the Company for the entire three and nine months ending December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue	$—	$—	$2,500	$—
Net loss attributable to Nordicus Partners Corporation	$(1,539,466)	$(78,093)	$(2,081,861)	$(216,827)

Prior to the acquisition, the Company had a preexisting relationship with Bio-Convert, in which the Company provided consulting services to Bio-Convert to accelerate the company and achieve certain milestones prior to the acquisition. At the date of the acquisition, the Company had earned consulting fees in the amount of $2,500 for services provided prior to the acquisition. Transactions between the two entities subsequent to the acquisition have been eliminated in consolidation on the Company’s unaudited consolidated financial statements.

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for the nine months ended December 31, 2024 is as follows:

			Weighted
		Weighted Average	Average Remaining
	Number of	Exercise	Contract
	Warrants	Price	Term
Outstanding, March 31, 2024	632,900	$10.00	1.35
Issued	1,000,000	$8.91	1.00
Expired	(500,300)	$10.00	—
Exercised	(57,600)	$10.00	—
Outstanding, December 31, 2024	1,075,000	$8.98	1.14

All of the outstanding warrants are exercisable as of December 31, 2024.

NOTE 12 - SUBSEQUENT EVENTS

Effective February 27, 2025, the Company terminated its consulting agreement entered into on November 27, 2024 pursuant to which the Company had issued 61,500 RSUs as of December 31, 2024. As of the date of termination, 19,500 of these RSUs were fully vested and were issued as Common Stock to the counterparty. The remaining 42,000 unvested RSUs were forfeited as of that date.

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

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for the purchase of a total of 5,114,475 shares of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased the common stock in two tranches on October 12, 2021 (the “First Closing”) and March 15, 2022.

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

On February 23, 2023, the Company and Nordicus Partners A/S, a Danish stock corporation, consummated the transactions contemplated by a certain contribution agreement (the “Contribution Agreement”) by and among the Company, Nordicus, GK Partners, Henrik Rouf and LSPH. GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”. Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of Nordicus for an aggregate of 250,000 shares of the Company’s common stock, par value $0.001 per share. As a result of the Business Combination, Nordicus became a 100% wholly owned subsidiary of the Company.

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

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs,

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its common stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a clinical-stage biopharmaceutical company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these unaudited consolidated financial statements and related disclosures.

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert ApS (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s common stock. Bio-Convert is a Denmark-based clinical-stage biopharmaceutical company aiming to revolutionize the treatment of oral leukoplakia by minimizing or removing oral leukoplakia lesions in order to further reduce the risk of such lesions resulting in the development of oral cancer in patients.

On November 12, 2024, the Company entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted common stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

Our Business

We are a financial consulting company, specializing in providing Nordic and U.S. life science companies with the best possible conditions to establish themselves on the U.S. market, taking advantage of management’s combined +90 years of experience in the corporate sector, serving in different capacities both domestically and globally.

Our core competencies lie in assisting Danish as well as other Nordic and U.S. life science companies in different areas of corporate finance activities, such as:

●	Business and market development
●	Growth strategy – budgeting included
●	Investment Memorandum
●	Attracting the right people and partners
●	Attracting capital for businesses
●	Company acquisitions and sales

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

Orocidin A/S, our wholly owned subsidiary acquired in 2024, is a Danish preclinical biotech company founded in 2023 by Allan Wehnert, an accomplished pharmacologist, who serves as Orocidin’s CEO. Orocidin is developing a propriety first-of-its-kind medical treatment for aggressive periodontitis, addressing a major unmet need. Several patent applications are currently pending, including product use, application forms, and synthesis.

Results of Operations

Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

Operating Expenses

During the three months ended December 31, 2024, we had officer compensation expense of $518,654 compared to $30,158 for the three months ended December 31, 2023, an increase of $488,496 or 1620%. This increase was primarily due to an increase in salaries for and an issuance of stock options to the Company’s chief executive officer and chief financial officer as well as increased compensation for and an issuance of stock options to members of the Company’s Board of the Directors. See Note 5 to our accompanying unaudited consolidated financial statements for more information on these transaction.

For the three months ended December 31, 2024, we had professional fees of $158,712 compared to $43,728 for the three months ended December 31, 2023, an increase of $114,984 or 263%. The increase is largely due to increased legal and accounting expenses related to the business combinations with Orocidin and Bio-Convert.

For the three months ended December 31, 2024, we had consulting expense of $57,586 compared to $— for the three months ended December 31, 2023, an increase of $57,586. The increase is due to fees paid to new members of Orocidin’s advisory board and the issuance of restricted stock units to a third party as compensation for consulting services rendered during the nine months ended December 31, 2024 that did not occur during the nine months ended December 31, 2023.

For the three months ended December 31, 2024, we had general and administrative expenses (“G&A”) of $115,050 compared to $1,104 for the three months ended December 31, 2023, an increase of $113,946. The increase in G&A expense is attributable to increased travel expenses as well as increased SEC and other regulatory filing fees related to the acquisitions of Orocidin and Bio-Convert. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the three months ended December 31, 2024, we had research and development expense of $417,808 compared to $— for the three months ended December 31, 2023, an increase of $417,808. The increase is due to research and development costs incurred by Orocidin and Bio-Convert subsequent to the acquisition of each entity during the nine months ended December 31, 2024 that did not occur during the nine months ended December 31, 2023.

Other (Expense) Income

For the three months ended December 31, 2024, we had no other expense or income in this period and the prior period. Interest expense is insignificant for both periods.

For the three months ended December 31, 2024, the Company recorded a loss of $280,000 on the change in fair value of its liability classified warrants issued to a related party. The Company did not record a gain or loss related to the fair value of warrants for three months ended December 31, 2023 as the warrants issued to a related party were equity classified during that period.

Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023

Operating Expenses

During the nine months ended December 31, 2024, we had officer compensation expense of $617,200 compared to $87,751 for the nine months ended December 31, 2023, an increase of $529,449 or 603%. This increase was primarily due to an increase in salaries for and an issuance of stock options to the Company’s chief executive officer and chief financial officer as well as increased compensation for and an issuance of stock options to the members of the Company’s Board of the Directors. See Note 5 to our accompanying unaudited consolidated financial statements for more information on these transaction.

For the nine months ended December 31, 2024, we had professional fees of $230,922 compared to $120,521 for the nine months ended December 31, 2023, an increase of $110,401 or 92%. The increase is largely due to increased legal and accounting expenses related to the business combinations with Orocidin and Bio-Convert.

For the nine months ended December 31, 2024, we had consulting expense of $207,586 compared to $— for the nine months ended December 31, 2023, an increase of $207,586. The increase is due to fees paid to new members of Orocidin’s advisory board as well as the issuance of Common Stock and restricted stock units to third parties as compensation for consulting services rendered during the nine months ended December 31, 2024 that did not occur during the nine months ended December 31, 2023.

For the nine months ended December 31, 2024, we had general and administrative expenses (“G&A”) of $219,149 compared to $15,188 for the nine months ended December 31, 2023, an increase of $203,961 or 1343%. The increase in G&A expense is attributable to increased travel expenses as well as increased SEC and other regulatory filing fees related to the acquisitions of Orocidin and Bio-Convert. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the nine months ended December 31, 2024, we had research and development expense of $761,017 compared to $— for the nine months ended December 31, 2023, an increase of $761,017 or 100%. The increase is due to research and development costs incurred by Orocidin and Bio-Convert subsequent to the acquisition of each entity during the nine months ended December 31, 2024 that did not occur during the nine months ended December 31, 2023.

Other (Expense) Income

For the nine months ended December 31, 2024, we had no other expense or income compared to total other expense of $9,384 for the nine months ended December 31, 2023, which was not recurring. Interest expense is insignificant for both periods.

For the nine months ended December 31, 2024, the Company recorded a loss of $280,000 on the change in fair value of its liability classified warrants issued to a related party. The Company did not record a gain or loss related to the fair value of warrants for nine months ended December 31, 2023 as the warrants issued to a related party were equity classified during that period.

Liquidity and Capital Resources

During the nine months ended December 31, 2024, we used $899,517 in operating activities compared to $151,004 used in operating activities during the nine months ended December 31, 2024. This increase is primarily due to the significant increase in operating expenses incurred, as detailed in the preceding section.

During the nine months ended December 31, 2024, we had $156,174 provided by investing activities compared to no cash used in or provided by investing activities during the nine months ended December 31, 2023. This cash provided by investing activities during the nine months ended December 31, 2024 resulted from the business combinations with Orocidin and Bio-Convert.

During the nine months ended December 31, 2024, we received $766,450 from financing activities from the exercise of warrants and proceeds from issuance of common stock in a capital raise. During the nine months ended December 31, 2023, we received $180,000 from financing activities from the exercise of warrants and $11,635 from a related party.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our unaudited consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the unaudited consolidated financial statements presented in this Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the unaudited consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting estimates” for the Company. Management evaluates such estimates on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the three and nine months ended December 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our chief executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of December 31, 2024 were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: April 2, 2025	Nordicus Partners Corporation

By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer
Principal Financial and Accounting Officer

By	/s/ Peter Severin
Peter Severin
Chairman

By	/s/ Henrik Keller
Henrik Keller
Director

