Form 10-K
period 2025-03-31
Nordicus Partners Corp
filed 2025-07-29
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,466,882 as of September 30, 2024.

As of July 16, 2025, there were 17,487,138 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2025

Part I

Item 1. Business

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

On February 23, 2023, the Company and NP Bioinnovation A/S (formerly Nordicus Partners A/S and Managementselskabet af 12.08.2020 A/S), a Danish stock corporation, consummated the transactions contemplated by a certain contribution agreement (the “Contribution Agreement”) by and among the Company, NP Bioinnovation A/S, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”) (GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of NP Bioinnovation A/S for an aggregate of 250,000 shares of the Company’s Common Stock, par value $0.001 per share. As a result of this transaction, NP Bioinnovation A/S became a 100% wholly owned subsidiary of the Company.

On February 23, 2023, Tom Glaesner Larsen and Christian Hill-Madsen were appointed directors of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs.

On June 9, 2023, Mr. Tom Glaesner Larsen resigned as a director of the Company and Henrik Keller was appointed as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S. Subsequently on March 10, 2025, Managementselskabet af 12.08.2020 A/S changed its name to NP Bioinnovation A/S.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its common stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a preclinical-stage biotechnology company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares. The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert A/S (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s common stock. Bio-Convert is a Denmark-based preclinical-stage biotechnology company aiming to revolutionize the treatment of oral leukoplakia by minimizing or removing oral leukoplakia lesions in order to further reduce the risk of such lesions resulting in the development of oral cancer in patients.

On November 12, 2024, the Company entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted common stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

Our Business

Since the current leadership assumed control of Nordicus Partners Corporation (“Nordicus” or the “Company”), the Company has evolved into a leading U.S. publicly listed business accelerator and holding company dedicated to helping Nordic life sciences companies succeed in the American market. By combining Nordic innovation with U.S. operational expertise, Nordicus Partners Corporation creates a distinct advantage in identifying, scaling, and exiting high-potential companies in fast-growing markets with unmet medical needs.

Nordicus’ mission is to back high-growth ventures and transformative innovations in the life sciences sector. By providing capital, strategic guidance, and operational resources, we unlock each company’s potential to generate significant value and drive robust financial returns. Our hands-on approach—engaging, empowering, and capitalizing our portfolio companies—actively propels their success.

Our approach blends strategic counsel, operational know-how, and the cultivation of meaningful partnerships. This integrated support strengthens our companies’ market positions and helps them achieve their growth ambitions. Drawing on the combined expertise of our skilled Nordic and U.S. teams, we deliver a unique perspective that advances each portfolio company toward its full potential.

Nordicus’ portfolio diversification strategy positions us as a stable and resilient company, mitigating risk with significant upside potential.

Our Approach and Value Creation Process

Nordicus employs a 4-step value creation process:

–	Scout and Accelerate: Nordicus targets high-impact potential companies, providing capital, resources and expertise to drive critical milestones such as patent filings and clinical trials.
–	Acquire and Exit: Nordicus acquires controlling stakes to maximize value creation and exit at premium multiples.

We scout the Nordic region looking for early-stage life sciences companies developing drugs or treatments for diseases in high growth markets with significant unmet medical needs, all in potential multibillion USD markets.

After a vigorous due diligence process, the chosen companies will be offered to join Nordicus’ accelerator program. Once the chosen companies have become accelerator clients, Nordicus takes an active role in advising the management team, assisting with strengthening the companies’ Board of Directors and establishing Advisory Boards including making introductions to strategic partners and talent.

Once the milestones – set by Nordicus – are met, Nordicus will typically offer to acquire the companies outright. The first three acquisitions will be all-stock transactions, with the first two acquisitions (Orocidin A/S and Bio-Convert A/S) having already been completed, fitting Nordicus’ criteria of inclusion.

Nordicus aims to take all portfolio companies’ drug developments through Phase I. Upon completion of Phase I, the following options will be considered:

1.	Sale or merger of the portfolio company.
2.	Further development through the next clinical phases.
3.	Strategic partnership with a large pharmaceutical company that will invest in Nordicus for further drug development.
4.	Stand-alone Initial Public Offering (IPO).

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies in Orocidin A/S and Bio-Convert A/S led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies.

Orocidin A/S is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis, with Bio-Convert A/S focused on a treatment against oral leukoplakia (OLK) – an oral potentially malignant disorder – by developing a novel proprietary mucoadhesive oral topical formulation designed to treat and reduce dysplasia levels, potentially offering a curative solution for oral leukoplakia.

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

Orocidin A/S latest development

Orocidin A/S has successfully completed a 14-day toxicology study in hamsters and a test of effectiveness in a Beagle Dog Study, respectively.

In the 14-days toxicology study, all animals exhibited high tolerance to the drug, with no adverse reactions and irritation at the buccal application site. No significant side effects were observed and more importantly, the necroscopic cross examination showed no changes in tissues. The successful completion of this study marks an important milestone for Orocidin A/S, providing the foundation for the upcoming pivotal 8-week toxicity study.

The Beagle Dog Study is the first study that shows Orocidin A/S drug, QR-01, having a direct effect on periodontitis diagnosed beagle dogs. The 13-day small efficacy study was conducted on beagle dogs with clinically confirmed periodontitis. The dogs demonstrated consistent improvements across key clinical endpoints, including the Gingival Index, the Plaque Index and overall periodontal Disease.

Moreover, QR-01 was well tolerated, with no adverse side effects reported throughout the treatment period. This represents a significant milestone for Orocidin’s lead product, QR-01, and strengthens Nordicus’ and Orocidin’s confidence as Orocidin prepare for the upcoming human pilot efficacy study.

Bio-Convert A/S latest development

Bio-Convert has received positive and constructive scientific advice from the Danish Medicines Agency (DKMA) regarding QR-02 as a treatment for oral leukoplakia. DKMA’s feedback paves the way toward a First in Human trial, with a high likelihood of animal studies rendered dispensable for the proposed formulation and route of application.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments

None.

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

Holders

As of July 16, 2025, there were approximately 217 stockholders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227-2950.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On May 23, 2024, the Company entered into an agreement with FORCE Family office for the provision of consulting services, for a fee consisting of 30,000 restricted shares of the Company’s common stock.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its common stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a preclinical-stage biotechnology company which is advancing the next generation of periodontitis therapies.

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert A/S (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s common stock. Bio-Convert is a Denmark-based preclinical-stage biotechnology company aiming to revolutionize the treatment of oral leukoplakia by minimizing or removing oral leukoplakia lesions in order to further reduce the risk of such lesions resulting in the development of oral cancer in patients.

On November 12, 2024, the Company entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted common stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

On November 27, 2024, the Company entered into a Professional Relations and Consulting Agreement with ESG Advisor Group, L.L.C. (“ESG”) for the provisions of investor relations and related services. The term of the Agreement was to expire on November 30, 2025, subject to termination by either party after three months on 30 days’ prior notice. On January 15, 2025, the Company elected to terminate the agreement as of February 27, 2025. Under the agreement, ESG was entitled to receive 19,500 shares of restricted common stock, which were issued on January 23, 2025.

Effective April 1, 2022, we issued to GK Partners ApS (“GK Partners”) , for financial services, a warrant (the “2022 GK Warrant”) to purchase up to 600,000 shares of our Common Stock at an exercise price of $10.00 per share, and which had an expiration date of December 31, 2023. The Company determined that the 2022 GK Warrant is not precluded from equity classification and was therefore recorded within additional paid-in capital on the Company’s consolidated balance sheets at its issuance date fair value. On December 22, 2023, the expiration date of the warrant, covering 570,500 remaining unexercised warrant shares, was extended to December 31, 2024. During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for a total of 30,600 shares. The exercise price was $10.00 per share for total proceeds of $306,000. For the year ended March 31, 2025, GK Partners exercised a portion of its warrant for 57,400 shares. The exercise price was $10.00 per share for total proceeds of $576,000. On December 31, 2024 the 2022 GK Warrant expired.

Effective December 30, 2024, a new warrant was issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the Common Stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant expires on December 31, 2025. The Company determined that the 2024 GK Warrant was precluded from being classified within equity and was liability classified under ASC Topic 815, Derivatives and Hedging. During the year ended March 31, 2025, GK Partners exercised a portion of its 2024 GK Warrant for a total of 35,176 shares. The exercise price ranged from $8.91 to $8.95 per share for total proceeds of $313,455. As of March 31, 2025, the 2024 GK Warrant was terminated. Therefore, as of March 31, 2025, the Company recognized no warrant liability on the consolidated balance sheet. The measurement of fair value of the 2024 GK Warrants was determined utilizing a Monte Carlo Simulation model considering all relevant assumptions current as of March 31, 2025 presented in Note 6. The change in fair value resulting from the issuance of 2024 GK Warrant was recognized in change in fair value of warrant liability (related party) in the amount of $172,715 on the consolidated statement of operations and comprehensive loss for the year ended March 31, 2025. On March 31, 2025, the 2024 GK Warrants were terminated and remaining shares were recorded to a fair value of $167,000 to additional paid in capital at due to the related party relationship.

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended March 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2025

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by board of directors (1)	825,000	3.25	6,175,000	(1)
	825,000	$3.25	6,175,000

(1)	All such options were issued under the Company’s 2024 Stock Incentive Plan. The Company’s 2017 Non-Qualified Equity Incentive Plan was terminated on June 17, 2024. At the time of termination, no options were outstanding under the 2017 Plan.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. Since June 2001, a total of 251,379 shares have been repurchased by us under the share repurchase program, leaving 498,621 shares remaining to purchase under the share repurchase program. No repurchases were made during the fiscal years ended March 31, 2025 and 2024. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, is not subject to an expiration date.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Nordicus Partners Corporation is a U.S. publicly listed business accelerator and holding company dedicated to helping Nordic life sciences companies succeed in the American market. By combining Nordic innovation with U.S. operational expertise, Nordicus Partners Corporation creates a distinct advantage in identifying, scaling, and exiting high-potential companies in fast-growing markets with unmet medical needs. Current portfolio companies include the two promising preclinical biotechnology companies Orocidin A/S and Bio-Convert A/S.

Organizational History

We were founded in 1993 and in 2007 were reincorporated from a Massachusetts corporation to a Delaware corporation. We changed our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation, effective October 15, 2008. On March 3, 2020, we changed our name to EKIMAS Corporation.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company(“Reddington”) providing for the purchase of a total of 5,114,475 shares of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased the common stock in two tranches on October 12, 2021 (the “First Closing”) and March 15, 2022.

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

On February 23, 2023, the Company and NP Bioinnovation A/S (formerly Nordicus Partners A/S and Managementselskabet af 12.08.2020 A/S), a Danish stock corporation, consummated the transactions contemplated by a certain contribution agreement (the “Contribution Agreement”) by and among the Company, NP Bioinnovation A/S, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”) (GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of NP Bioinnovation A/S for an aggregate of 250,000 shares of the Company’s Common Stock, par value $0.001 per share. As a result of this transaction, NP Bioinnovation A/S became a 100% wholly owned subsidiary of the Company.

On February 23, 2023, Tom Glaesner Larsen and Christian Hill-Madsen were appointed directors of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs.

On June 9, 2023, Mr. Tom Glaesner Larsen resigned as a director of the Company and Henrik Keller was appointed as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S. Subsequently on March 10, 2025, Managementselskabet af 12.08.2020 A/S changed its name to NP Bioinnovation A/S.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its common stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a preclinical-stage biotechnology company which is advancing the next generation of periodontitis therapies.

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

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert A/S (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s common stock. Bio-Convert is a Denmark-based preclinical-stage biotechnology company aiming to revolutionize the treatment of oral leukoplakia by minimizing or removing oral leukoplakia lesions in order to further reduce the risk of such lesions resulting in the development of oral cancer in patients.

On November 12, 2024, the Company entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted common stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

Our Business

Since the current leadership assumed control of Nordicus Partners Corporation (“Nordicus” or the “Company”), the Company has evolved into a leading U.S. publicly listed business accelerator and holding company dedicated to helping Nordic life sciences companies succeed in the American market. By combining Nordic innovation with U.S. operational expertise, Nordicus Partners Corporation creates a distinct advantage in identifying, scaling, and exiting high-potential companies in fast-growing markets with unmet medical needs.

Nordicus’ mission is to back high-growth ventures and transformative innovations in the life sciences sector. By providing capital, strategic guidance, and operational resources, we unlock each company’s potential to generate significant value and drive robust financial returns. Our hands-on approach—engaging, empowering, and capitalizing our portfolio companies—actively propels their success.

Our approach blends strategic counsel, operational know-how, and the cultivation of meaningful partnerships. This integrated support strengthens our companies’ market positions and helps them achieve their growth ambitions. Drawing on the combined expertise of our skilled Nordic and U.S. teams, we deliver a unique perspective that advances each portfolio company toward its full potential.

Nordicus’ portfolio diversification strategy positions us as a stable and resilient company, mitigating risk with significant upside potential.

Our Approach and Value Creation Process

Nordicus employs a 4-step value creation process:

–	Scout and Accelerate: Nordicus targets high-impact potential companies, providing capital, resources and expertise to drive critical milestones such as patent filings and clinical trials.
–	Acquire and Exit: Nordicus acquires controlling stakes to maximize value creation and exit at premium multiples.

We scout the Nordic region looking for early-stage life sciences companies developing drugs or treatments for diseases in high growth markets with significant unmet medical needs, all in potential multibillion USD markets.

After a vigorous due diligence process, the chosen companies will be offered to join Nordicus’ accelerator program. Once the chosen companies have become accelerator clients, Nordicus takes an active role in advising the management team, assisting with strengthening the companies’ Board of Directors and establishing Advisory Boards including making introductions to strategic partners and talent.

Once the milestones – set by Nordicus – are met, Nordicus will typically offer to acquire the companies outright. The first three acquisitions will be all-stock transactions, with the first two acquisitions (Orocidin A/S and Bio-Convert A/S) having already been completed, fitting Nordicus’ criteria of inclusion.

Nordicus aims to take all portfolio companies’ drug developments through Phase I. Upon completion of Phase I, the following options will be considered:

1.	Sale or merger of the portfolio company.
2.	Further development through the next clinical phases.
3.	Strategic partnership with a large pharmaceutical company that will invest in Nordicus for further drug development.
4.	Stand-alone Initial Public Offering (IPO).

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies in Orocidin A/S and Bio-Convert A/S led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies.

Orocidin A/S is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis, with Bio-Convert A/S focused on a treatment against oral leukoplakia (OLK) – an oral potentially malignant disorder – by developing a novel proprietary mucoadhesive oral topical formulation designed to treat and reduce dysplasia levels, potentially offering a curative solution for oral leukoplakia.

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

Orocidin A/S latest development

Orocidin A/S has successfully completed a 14-day toxicology study in hamsters and a test of effectiveness in a Beagle Dog Study, respectively.

In the 14-days toxicology study, all animals exhibited high tolerance to the drug, with no adverse reactions and irritation at the buccal application site. No significant side effects were observed and more importantly, the necroscopic cross examination showed no changes in tissues. The successful completion of this study marks an important milestone for Orocidin A/S, providing the foundation for the upcoming pivotal 8-week toxicity study.

The Beagle Dog Study is the first study that shows Orocidin A/S drug, QR-01, having a direct effect on periodontitis diagnosed beagle dogs. The 13-day small efficacy study was conducted on beagle dogs with clinically confirmed periodontitis. The dogs demonstrated consistent improvements across key clinical endpoints, including the Gingival Index, the Plaque Index and overall periodontal Disease.

Moreover, QR-01 was well tolerated, with no adverse side effects reported throughout the treatment period. This represents a significant milestone for Orocidin’s lead product, QR-01, and strengthens Nordicus’ and Orocidin’s confidence as Orocidin prepare for the upcoming human pilot efficacy study.

Bio-Convert A/S latest development

Bio-Convert has received positive and constructive scientific advice from the Danish Medicines Agency (DKMA) regarding QR-02 as a treatment for oral leukoplakia. DKMA’s feedback paves the way toward a First in Human trial, with a high likelihood of animal studies rendered dispensable for the proposed formulation and route of application.

Results of Operations

Fiscal Year Ended March 31, 2025 Compared to the Fiscal Year Ended March 31, 2024

Revenue

During the year ended March 31, 2025, we had revenue relating to consulting income of $5,000 compared to $2,500 for the year ended March 31, 2024, an increase of $2,500 or 100%.

Operating Expenses

During the year ended March 31, 2025, we had officer compensation expense of $662,554 compared to $118,477 for the year ended March 31, 2024, an increase of $544,077 or 459%. This increase was primarily due to an increase in salaries for and an issuance of stock options to the Company’s chief executive officer and chief financial officer as well as increased compensation for and an issuance of stock options to the members of the Company’s Board of the Directors. See Note 5 to our accompanying consolidated financial statements for more information on these transaction.

For the year ended March 31, 2025, we had professional fees of $351,773 compared to $137,280 for the year ended March 31, 2024, an increase of $214,493 or 156%. The increase is largely due to increased legal and accounting expenses related to the acquisitions of Orocidin and Bio-Convert.

For the year ended March 31, 2025, we had consulting expense of $248,878 compared to zero for the year ended March 31, 2024, an increase of $248,878. The increase is due to fees paid to new members of Orocidin’s advisory board as well as the issuance of Common Stock and restricted stock units to third parties as compensation for consulting services rendered during the year ended March 31, 2025 that did not occur during the year ended March 31, 2024.

For the year ended March 31, 2025, we had general and administrative expenses (“G&A”) of $331,724 compared to $54,331 for the year ended March 31, 2024, an increase of $277,393 or 511%. The increase in G&A expense is attributable to increased travel expenses as well as increased SEC and other regulatory filing fees related to the acquisitions of Orocidin and Bio-Convert. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the year ended March 31, 2025, we had research and development expense of $1,329,436 compared to zero for the year ended March 31, 2024, an increase of $1,329,436. The increase is due to research and development costs incurred by Orocidin and Bio-Convert subsequent to the acquisition of each entity during the year ended March 31, 2025 that did not occur during the year ended March 31, 2024.

Other (Expense) Income

For the year ended March 31, 2025, we had $2,085 of other income compared to other income of $9,386 for the year ended March 31, 2024.

For the year ended March 31, 2025, we recorded a loss of $172,715 on the change in fair value of its liability classified warrants issued to a related party and a gain of $175,000 on the change in fair value of investments. The Company did not record a gain or loss related to the fair value of warrants for year ended March 31, 2024 as there were no liability classified warrants issued during the year ended March 31, 2024.

Liquidity and Capital Resources

During the year ended March 31, 2025, we used $1,284,615 in operating activities compared to $258,928 used in operating activities during the year ended March 31, 2024. This increase is primarily due to the significant increase in operating expenses incurred, as detailed in the preceding section, partially offset by net noncash operating activity of $669,493 and increases in accounts payable and accrued expenses of $1,032,045.

During the year ended March 31, 2025, we had $147,812 provided by investing activities compared to no cash used in or provided by investing activities during the year ended March 31, 2024. This cash provided by investing activities during the year ended March 31, 2025 resulted from cash acquired in the acquisitions of Orocidin and Bio-Convert.

During the year ended March 31, 2025, we received $1,079,927 from financing activities primarily related to cash received from the exercise of warrants and proceeds from Orocidin’s issuance of common stock in a capital raise. During the year ended March 31, 2024, we received $306,000 from financing activities from the exercise of warrants.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain amounts included in or affecting the consolidated financial statements presented in this Form 10-K and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting estimates” for the Company. Management evaluates such estimates on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Indefinite-lived Intangible Assets

We account for indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets (e.g. IPR&D), are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, we test indefinite-lived intangible assets for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill

We assess goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We regularly monitor current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing our annual goodwill impairment test, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, we consider certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. We are also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If we choose to undertake the qualitative assessment and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then proceed to the quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

We assess goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. We did not record an impairment charge during the year ended March 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data

NORDICUS PARTNERS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordicus Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordicus Partners Corporation (“the Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has nominal revenue and has incurred losses since inception resulting in an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Valuation – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

During the year under audit, the Company acquired two, wholly owned subsidiaries: Orocidin A/S and Bio-Convert A/S through equity issuances pursuant to ASC 805 Business Combinations. We determined such transactions to be material to the financial statements and involve subjective auditor judgement in determining the valuation of assets acquired and liabilities assumed, especially for the excess of consideration paid over the net assets and valuation of intangible assets. Therefore, we determined these transactions are critical audit matters.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for the valuation of goodwill included the following, among others:

●	We reviewed the business combination agreements outlining the assets acquired, liabilities assumed, and consideration paid in exchange for the transactions.

●	We reviewed the Company’s Specialist’s report related to the valuation of identifiable intangible assets and goodwill arising from the excess of the fair value of consideration transferred over the fair value of net assets acquired in business combinations during the year, by evaluating the key assumptions used in their model, including, but not limited to, cumulative probability, discount rates, and future projections.

●	We evaluated the reasonableness of the Specialist and their report, noting they have the required skills, knowledge, and experience, to perform such valuations.

●	Obtained and recalculated client’s deferred tax liability and reviewed for reasonableness.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2023.

Spokane, Washington
July 29, 2025

NORDICUS PARTNERS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash	$19,914	$49,933
Prepaid expenses and other current assets	37,656	—
Total current assets	57,570	49,933
Website	4,840	7,640
In-process research and development	42,708,079	—
Other assets	60,089	—
Goodwill	25,490,751	—
Investment in Mag Mile Capital, Inc.	1,925,000	1,750,000
Total assets	$70,246,329	$1,807,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,062,661	$5,019
Deferred revenue	—	7,500
Related party payable	—	13,886
Total current liabilities	1,062,661	26,405
Deferred tax liability	9,318,414	—
Total liabilities	10,381,075	26,405

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A Junior; $0.001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, undesignated; $0.001 par value; 4,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value; 50,000,000 shares authorized; 17,252,502 and 1,110,226 shares issued and outstanding at March 31, 2025 and March 31, 2024, respectively	17,253	1,110
Treasury stock; 154 shares at cost	(30,328)	(30,328)
Additional paid-in capital	106,047,792	45,696,761
Accumulated other comprehensive income (loss)	615,385	(2,848)
Accumulated deficit	(46,784,848)	(43,883,527)
Total stockholders’ equity	59,865,254	1,781,168
Total liabilities and stockholders’ equity	$70,246,329	$1,807,573

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	March 31,
	2025	2024
Revenue	$5,000	$2,500

Operating expenses:
Officer compensation	662,554	118,477
Professional fees	351,773	137,280
Consulting expense	248,878	—
General and administrative	331,724	54,331
Research and development	1,329,436	—
Total operating expenses	2,924,365	310,088

Loss from operations	(2,919,365)	(307,588)

Other (expense) income:
Change in fair value of warrant liability (related party)	(172,715)	—
Change in fair value of investment	175,000	—
Interest expense	(200)	—
Other income	—	9,386
Total other (expense) income	2,085	9,386

Loss before provision for income taxes	(2,917,280)	(298,202)
Provision for income tax	—	—
Net loss	(2,917,280)	(298,202)
Net loss attributable to noncontrolling interests	(15,959)	—
Net loss attributable to Nordicus Partners Corporation	$(2,901,321)	$(298,202)

Other comprehensive loss:
Foreign currency translation adjustment	618,233	(3,513)
Comprehensive loss	$(2,283,088)	$(301,715)

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.32)	$(0.29)

Weighted average common shares outstanding - basic and diluted	9,205,061	1,034,737

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2023	829,626	$830	—	$—	—	$—	$42,254,154	(42,197,663)	(30,328)	665	27,658	$—	27,658
Shares issued for stock investment	250,000	250	—	—	—	—	1,749,750	—	—	—	1,750,000	—	1,750,000
Exercise of warrants	30,600	30	—	—	—	—	305,970	—	—	—	306,000	—	306,000
Deemed dividend for warrant extension	—	—	—	—	—	—	1,387,662	(1,387,662)	—	—	—	—	—
Cash distribution	—	—	—	—	—	—	(775)	—	—	—	(775)	—	(775)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,513)	(3,513)	—	(3,513)
Net loss	—	—	—	—	—	—	—	(298,202)	—	—	(298,202)	—	(298,202)
Balance at March 31, 2024	1,110,226	1,110	—	—	—	—	45,696,761	(43,883,527)	(30,328)	(2,848)	1,781,168	—	1,781,168
Common Stock issued in Orocidin business combination	3,800,000	3,800	—	—	—	—	18,996,200	—	—	—	19,000,000	—	19,000,000
Exercise of warrants	92,776	93	—	—	—	—	895,100	—	—	—	895,193	—	895,193
Cancellation of liability-classified warrants – Related party	—	—	—	—	—	—	167,000	—	—	—	167,000	—	167,000
Common Stock issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Vesting of restricted stock units - ESG Advisory Group	19,500	20	—	—	—	—	(20)	—	—	—	—	—	—
Recognition of non-controlling interest in acquisition of Orocidin	—	—	—	—	—	—	—	—	—	—	—	450,000	450,000
Orocidin issuance of common stock in capital raise	—	—	—	—	—	—	183,663	—	—	—	183,663	9,667	193,330
Stock-based compensation	—	—	—	—	—	—	527,625	—	—	—	527,625	—	527,625
Common Stock issued in Bio-Convert business combination, net (See Note 10)	12,000,000	12,000	—	—	—	—	38,985,120	—	—	—	38,997,120	—	38,997,120
Common Stock issued to acquire remaining equity of Orocidin (See Note 10)	200,000	200	—	—	—	—	443,508	—	—	—	443,708	(443,708)	—
Net loss	—	—	—	—	—	—	—	(2,901,321)	—	—	(2,901,321)	(15,959)	(2,917,280)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	618,233	618,233	—	618,233
Balance at March 31, 2025	17,252,502	$17,253	—	$—	—	$—	$106,047,792	$(46,784,848)	$(30,328)	$615,385	$59,865,254	$—	$59,865,254

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,917,280)	$(298,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	138,979	—
Stock-based compensation	527,625	—
Change in fair value of warrant liability (related party)	172,715	—
Change in fair value of investment	(175,000)	—
Amortization of website costs	5,174	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(8,784)	(4,245)
Receivables	—	44,481
Other assets	(60,089)	—
Accounts payable and accrued expenses	1,032,045	3,665
Deferred revenue	—	7,500
Related party payable	—	(12,127)
Net cash used in operating activities	(1,284,615)	(258,928)

Cash flows from investing activities:
Cash paid for website costs	(2,374)	—
Cash acquired in business combinations	150,186	—
Net cash provided by investing activities	147,812	—

Cash flows from financing activities:
Cash distribution to stockholder	—	(775)
Cash paid for stock issuance costs in business combinations	(2,880)	—
Proceeds from Orocidin issuance of common stock in capital raise	193,330	—
Proceeds from exercise of warrants	889,477	306,000
Net cash provided by financing activities	1,079,927	305,225

Net change in cash	(56,876)	46,297
Effect of exchange rate on cash	26,857	(3,513)
Cash at beginning of period	49,933	7,149
Cash at end of period	$19,914	$49,933
Supplemental disclosures of non-cash information:
Deemed dividend	$—	$1,387,662
Common Stock issued for shares of Mag Mile Capital, Inc.	$—	$1,750,000
Common Stock issued for the acquisition of Bio-Convert	$39,000,000	$—
Common Stock issued for the acquisition of Orocidin	$19,000,000	$—
Cancellation of liability-classified warrants – Related party	$167,000	$—
Forgiveness of debt - related party	$13,886	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Pursuant to the SPA, the Company effectuated a 1-for 50 reverse stock split on March 11, 2022. Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 42,273 shares of our Common Stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 469,175 shares of our Common Stock, on a post-split basis (the “Second Closing”). After the issuance thereof, Reddington owned 511,448 shares of our Common Stock, or approximately 90% of our total shares of Common Stock outstanding.

On February 23, 2023, the Company and NP Bioinnovation A/S (formerly Nordicus Partners A/S and Managementselskabet af 12.08.2020 A/S), a Danish stock corporation, consummated the transactions contemplated by a certain contribution agreement (the “Contribution Agreement”) by and among the Company, NP Bioinnovation A/S, GK Partners ApS (“GK Partners”), Henrik Rouf and Life Science Power House ApS (“LSPH”) (GK Partners, Rouf and LSPH are collectively referred to herein as the “Sellers”, and each individually as a “Seller”). Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to the Company all right, title and interest in and to one hundred percent (100%) of the issued and outstanding capital stock of NP Bioinnovation A/S for an aggregate of 250,000 shares of the Company’s Common Stock, par value $0.001 per share. As a result of this transaction, NP Bioinnovation A/S became a 100% wholly owned subsidiary of the Company.

On February 23, 2023, Tom Glaesner Larsen and Christian Hill-Madsen were appointed directors of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc. (“Mag Mile Capital”), a full-service commercial real estate mortgage banking firm headquartered in Chicago with offices in the states of New York, Massachusetts, Connecticut, Florida, Texas and Nevada. Mag Mile Capital is a national platform comprised of capital markets specialists with extensive experience in real estate bridge financing, mezzanine and permanent debt placement and equity arrangements throughout the full capital stack and across all major real estate asset classes nationwide, including hotels, multifamily, office, retail, industrial, healthcare, self-storage and special purpose properties, offering access to structured debt and equity advisory solutions and placement for real estate investors, developers, and entrepreneurs.

On June 9, 2023, Tom Glaesner Larsen resigned from the Company’s Board of Directors, and the remaining board members appointed Henrik Keller as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S. Subsequently on March 10, 2025, Managementselskabet af 12.08.2020 A/S changed its name to NP Bioinnovation A/S.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”), entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its Common Stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin A/S, is a preclinical-stage biotechnology company which is advancing the next generation of periodontitis therapies.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

On November 8, 2024, the Company effected a 1:10 reverse stock split of its Common Stock.

On November 11, 2024, the Company announced that it entered into an agreement with Bio-Convert A/S (“Bio-Convert”) to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 restricted shares of the Company’s Common Stock. Bio-Convert is a Denmark-based preclinical-stage biotechnology company aiming to revolutionize the treatment of oral leukoplakia by minimizing or removing oral leukoplakia lesions in order to further reduce the risk of such lesions resulting in the development of oral cancer in patients.

On November 12, 2024, the Company entered into an agreement with Orocidin A/S to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S. In exchange, the Company issued 200,000 shares of restricted Common Stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin A/S became a 100% wholly owned subsidiary of the Company.

Description of Business

Since the current leadership assumed control of Nordicus, the Company has evolved into a business accelerator and holding company dedicated to helping Nordic life sciences companies succeed in the American market. By combining Nordic innovation with U.S. operational expertise, the Company endeavors to create a distinct advantage in identifying, scaling, and exiting high-potential companies in fast-growing markets with unmet medical needs. Nordicus’ mission is to back high-growth ventures and transformative innovations in the life sciences sector. Nordicus’ portfolio diversification strategy aims to positions it as a stable and resilient company, mitigating risk with significant upside potential.

Nordicus’ current life sciences portfolio consists of two preclinical biotechnology companies in Orocidin A/S and Bio-Convert A/S led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies.

Orocidin A/S is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis. Most recently, Orocidin A/S successfully completed a 14-day toxicology study in hamsters and a test of effectiveness in a Beagle Dog Study, respectively.

Bio-Convert A/S is focused on a treatment against oral leukoplakia (OLK) – an oral potentially malignant disorder – by developing a novel proprietary mucoadhesive oral topical formulation designed to treat and reduce dysplasia levels, potentially offering a curative solution for oral leukoplakia. Most recently, Bio-Convert A/S received positive and constructive scientific advice from the Danish Medicines Agency (DKMA) regarding its lead candidate, QR-02, as a treatment for oral leukoplakia.

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Reverse Stock Split

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding Common Stock, rounding up to account for any fractional shares. The Reverse Stock Split had no effect on the Company’s authorized shares of Common Stock or Preferred Stock and the par value of both remained unchanged at $0.001. All Common Stock share, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill, the fair value of assets acquired and liabilities assumed in business combinations, and the fair value of its warrants to purchase common stock.

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

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 and March 31, 2024.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NP Bioinnovation A/S, Orocidin A/S, and Bio-Convert A/S. All significant intercompany transactions have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s Chief operating decision-maker (“CODM”), the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. See Note 13 for more information.

Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The accounts of the Company’s subsidiaries are maintained in Danish krone. According to Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity transactions are translated at the historical rates and statement of operations accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reported in other comprehensive loss in accordance with ASC Topic 220, Reporting Comprehensive Income (“ASC 220”) in the consolidated statements of operations and in accumulated other comprehensive loss as a component of stockholders’ equity.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures of grants as they occur. Compensation cost for service awards is recognized using the straight-line method over the vesting period. Compensation cost for performance awards is recognized when the vesting condition becomes probable of occurring. Stock-based compensation is included in officer compensation, general and administrative, research and development, and consulting expense in the consolidated statements of operations and comprehensive loss.

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

Prior to its cancellation, the Company’s liability-classified warrant issued on December 30, 2024 to GK Partners was considered to be a Level 3 financial instrument measured at fair value at issuance. Subsequent changes in fair value were recognized each reporting period within the consolidated statement of operations and comprehensive loss.

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

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of March 31, 2025, there were 900,000 potentially dilutive shares of Common Stock from 75,000 equity classified warrants and 825,000 stock options. As of March 31, 2024, there were 632,900 potentially dilutive shares of Common Stock from equity classified warrants. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the years ended March 31, 2025 and 2024.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain in-process research and development (IPR&D) assets acquired via the Company’s business combinations with Orocidin A/S and Bio-Convert A/S detailed in Note 10, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. The Company did not record an impairment charge during the years ended March 31, 2025 and 2024.

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

In January 2024, the Company signed an agreement with Orocidin for which it recognized $2,500 in revenue during the year ended March 31, 2025. Since Orocidin became a subsidiary in the quarter ended June 30, 2024, no more revenue is to be recognized under this agreement, but is eliminated as an intercompany transaction.

In June 2024, the Company signed an agreement with Bio-Convert for which it recognized $2,500 in revenue during the year ended March 31, 2025. Since Bio-Convert became a subsidiary in the quarter ended December 31, 2024, no more revenue is to be recognized under this agreement, but is eliminated as an intercompany transaction.

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

Following the acquisition of 95% of Orocidin A/S in May 2024, the Company determined that Orocidin A/S was a VIE, and that the Company was the primary beneficiary. While the Company owned 95% of Orocidin A/S’s equity interests, the remaining equity interests in Orocidin A/S were owned by unrelated third parties, and the agreement with these third parties provided the Company with greater voting rights. Accordingly, the Company consolidated its interest in Orocidin A/S under the VIE rules and reflected the third parties’ interests in the consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

In November 2024, the Company acquired the remaining 5% interest in Orocidin A/S. As a result, Orocdin A/S became a wholly owned subsidiary and is no longer considered a VIE. The noncontrolling interest in Orocidin was derecognized from the Company’s consolidated financial statements at the time of the acquisition of the remaining 5% interest. Refer to Note 10 (“Business Combinations”) for more information regarding non-controlling interest recognized and derecognized related to the Orocidin A/S transactions.

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

New accounting pronouncements adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2023-07, with the goal of enhancing segment disclosures under Topic 280 - Segment Reporting, which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. This Update is applicable for all public entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-07 as of March 31, 2025 on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements, refer to Note 13, Segment Information.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $46,784,848 as of March 31, 2025. As a result, the Company’s current funds will not be sufficient to meet our needs for more than twelve months from the date of issuance of these consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisitions, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and the private placement of Common Stock. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

The Company previously accounted for its investment under the guidance of ASC Topic 321, Investments – Equity Securities, which provides guidance for equity interests that meet the definition of an equity security. Equity interests with readily determinable fair values are carried at fair value with changes in value recorded in earnings. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

There is an active market for the shares of Mag Mile as of March 31, 2025. Therefore, the investment had an observable change in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. During the year ended March 31, 2025, the Company observed price changes to the cost basis of the investment in Mag Mile, resulting in an increase of $175,000 in the Company’s investment.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Tom Glasner Larsen is the spouse of Mrs. Glaesner, CEO of GK Partners and was a member of our board of directors from February 23, 2023 until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in NP Bioinnovation A/S (formerly Managementselskabet af 12.08.2020 A/S) until its acquisition by the Company on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin A/S until its acquisition by the Company on May 13, 2024, and a beneficial owner of a controlling interest in Bio-Convert A/S until its acquisition by the Company on November 11, 2024.

Effective April 1, 2022, we issued to GK Partners, for financial services, a warrant (the “2022 GK Warrant”) to purchase up to 600,000 shares of our Common Stock at an exercise price of $10.00 per share, and which had an expiration date of December 31, 2023. The Company determined that the 2022 GK Warrant is not precluded from equity classification and was therefore recorded within additional paid-in capital on the Company’s consolidated balance sheets at its issuance date fair value. On December 22, 2023, the expiration date of the warrant, covering 570,500 remaining unexercised warrant shares, was extended to December 31, 2024 . During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for a total of 30,600 shares. The exercise price was $10.00 per share for total proceeds of $306,000. For the year ended March 31, 2025, GK Partners exercised a portion of its warrant for 57,400 shares. The exercise price was $10.00 per share for total proceeds of $576,000. On December 31, 2024 the 2022 GK Warrant expired.

Effective December 30, 2024, a new warrant was issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the Common Stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant expires on December 31, 2025. The Company determined that the 2024 GK Warrant was precluded from being classified within equity and was liability classified under ASC Topic 815, Derivatives and Hedging. During the year ended March 31, 2025, GK Partners exercised a portion of its 2024 GK Warrant for a total of 35,176 shares. The exercise price ranged from $8.91 to $8.95 per share for total proceeds of $313,455. As of March 31, 2025, the 2024 GK Warrant was terminated. Therefore, as of March 31, 2025, the Company recognized no warrant liability on the consolidated balance sheet. The measurement of fair value of the 2024 GK Warrants was determined utilizing a Monte Carlo Simulation model considering all relevant assumptions current as of March 31, 2025 presented in Note 6. The change in fair value resulting from the issuance of 2024 GK Warrant was recognized in change in fair value of warrant liability (related party) in the amount of $172,715 on the consolidated statement of operations and comprehensive loss for the year ended March 31, 2025. On March 31, 2025, the 2024 GK Warrants were terminated and remaining shares were recorded to a fair value of $167,000 to additional paid in capital at due to the related party relationship.

As detailed in Note 4, on June 20, 2023, the Company and GK Partners entered into a Stock Purchase and Sale Agreement whereby the Company acquired equity interests in Mag Mile.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $79,463 and $17,022 for the years ended March 2025 and 2024, respectively. As of March 31, 2025 and March 31, 2024, we had no outstanding payable due to the Affiliate for either period.

Our employment agreement with Henrik Rouf, our chief executive officer, provided for a base salary of $72,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Rouf’s annual salary to $120,000 and to extend the term to April 1, 2025. On July 1, 2025 the agreement was amended to increase Mr. Rouf’s annual salary to $360,000 and to extend the term to July 1, 2026.

Our consulting agreement with Bennett Yankowitz, our chief financial officer and a member of our board of directors, provided for a base salary of $36,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Yankowitz’s annual salary to $60,000 and to extend the term to April 1, 2025. On July 1, 2025 the agreement was amended to increase Mr. Yankowitz’s annual salary to $120,000 and to extend the term to July 1, 2026.

During the year ended March 31, 2025, a related party forgave their payable of $13,886. The amount has been credited to additional paid in capital.

Effective June 3, 2024, Christian Hill-Madsen resigned from the Board of Directors of the Company, and the remaining Board members appointed Peter Severin as his replacement and as Chairman of the Board of Directors. Mr. Hill-Madsen will continue as CEO of NP Bioinnovation A/S, of which the Company acquired 100% of the outstanding shares in exchange for shares of the Company on February 23, 2023.

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

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,925,000	$—	$—	$1,925,000
	$1,925,000	$—	$—	$1,925,000

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,750,000	$—	$—	$1,750,000
	$1,750,000	$—	$—	$1,750,000

The fair value of the 2024 GK warrant liability (related party), issued during the year ended March 31, 2025, was classified as Level 3 fair value measurement. This amount is not included in the table above, as the warrants were terminated on the balance sheet date. The fair value was estimated using a Monte Carlo Simulation model. The use of significant unobservable inputs could result in those inputs being different at the reporting date and which could result in a significantly higher or lower fair value measurement at the reporting date. The following table presents the quantitative information regarding Level 3 fair value measurement of the warrant liability (related party) upon reclassification of the warrants from equity-classified to liability-classified and as of March 31, 2025, immediately before the warrants were cancelled:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.05%	4.08%
Expected term (years)	0.75	1.00
Exercise price	$8.91	$8.91
Annual volatility	198%	155%
Stock price on valuation date	$4.75	$9.00

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis:

Warrant Liability (Related Party)
Balance as of March 31, 2024	$—
Reclassification of warrants from equity classified to liability (related party)	280,000
Change in fair value of warrant liability (related party)	(107,285)
Warrant exercises	(5,715)
Cancellation of liability-classified warrants (related party)	(167,000)
Balance as of March, 31, 2025	$—

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of March 31, 2025 and March 31, 2024, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the year ended March 31, 2025, GK Partners exercised a portion of its warrants for 92,776 shares of Common Stock. The exercise price was $10.00 per share, resulting in total proceeds of $895,193.

During the year ended March 31, 2025, the Company issued 30,000 shares of Common Stock for services. The value of the shares issued resulted in a total non-cash expense of $138,979.

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, entered into a Stock Purchase and Sale Agreement, under which the Company issued 3,800,000 restricted shares of its Common Stock to the Sellers (Note 1) valued at $5.00 per share for a total fair value of $19,000,000.

During the year ended March 31, 2025, Orocidin A/S issued shares of its common stock in a capital raise with a third party in exchange for proceeds of $193,330. Aligned with the Company’s then ownership interest in Orocidin A/S, 5% of the proceeds, or $9,667, was allocated to noncontrolling interests while 95% of the proceeds, or $183,663, was allocated to additional paid-in capital. The capital raise reduced the Company’s ownership interest to approximately 94.7%.

On November 11, 2024, the Company entered into an agreement with Bio-Convert to acquire 100% of the outstanding shares of Bio-Convert in exchange for 12,000,000 shares of the Company’s Common Stock. The transaction was consummated on November 12, 2024 for a total consideration of $39,000,000, or $3.25 per share.

On November 12, 2024, the Company acquired the remaining 5.3% of the outstanding shares of Orocidin A/S through the issuance of 200,000 shares at $3.25 per share, or $443,708 of the Company’s Common Stock to the Orocidin A/S selling shareholders. Orocidin A/S is now a wholly owned subsidiary of the Company.

On November 27, 2024, the Company entered into a Professional Relations and Consulting Agreement with ESG Advisor Group, L.L.C. (“ESG”) for the provisions of investor relations and related services. The term of the Agreement was to expire on November 30, 2025, subject to termination by either party after three months on 30 days’ prior notice. On January 15, 2025, the Company elected to terminate the agreement as of February 27, 2025. Under the agreement, ESG was entitled to receive 19,500 shares of restricted common stock valued at $39,528, which were issued on January 23, 2025.

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

The following table summarizes the Company’s stock option activity under the Plan for year ended March 31, 2025:

	Number of Stock Options	Weighted-average Exercise Price per Option*	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	—	—	—	—
Granted	825,000	$3.25	—	—
Outstanding as of March 31, 2025	825,000	$3.25	9.63	$675,000
Exercisable and vested as of March 31, 2025	450,000	$3.25	9.63	$675,000
Vested and expected to vest as of March 31, 2025	450,000	$3.25	9.63	$675,000

*	The weighted-average exercise price excludes the exercise price for the performance awards due to the variable nature of the exercise price. See below for more discussion of the performance awards.

During the year ended March 31, 2025, 375,000 performance awards (the “Performance Awards”) were issued, whose vesting is dependent upon future events that were not deemed probable of occurring at the time of grant through March 31, 2025. The exercise price of the Performance Awards will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date. The grant date fair value of the Performance Awards was $671,250. The Company did not recognize compensation expense for such awards as achievement of the milestone was not considered probable. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

The stock-based compensation expense related to option grants under the Plan was $527,625 for the year ended March 31, 2025 and was recognized within officer compensation on the Company’s consolidated statement of operations and comprehensive loss.

All of the service based awards in the table above were fully vested at issuance and therefore all related compensation expense was recognized during the year ended March 31, 2025. There was no unrecognized compensation cost related to the service based options as of March 31, 2025. The Performance Awards in the table above will not fully vested until the vesting event becomes probable. Therefore, all related compensation expense was unrecognized. There was $671,250 unrecognized compensation cost related to the Performance Awards as of March 31, 2025.

The weighted-average grant date fair value per share of options granted during the year ended March 31, 2025 was $1.39. There were no options exercised during the year ended March 31, 2025.

The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted during the year ended March 31, 2025 (other than the Performance Awards):

Year Ended March 31, 2025
Expected volatility	40.0%
Expected dividend yield	—%
Exercise price	$3.25
Stock price	$2.83
Expected term (years)	5.0
Risk-free rate	4.30%

Due to the variability of the exercise price, which will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date, the Company uses the Monte Carlo simulation model to estimate the fair value of Performance Awards. In applying the Monte Carlo simulation model, the Company used the following assumptions in the valuation of the Performance Awards granted during the year ended March 31, 2025:

Year Ended March 31, 2025
Exercise price	Variable
Contractual term (years)	10
Volatility (annual)	54%
Risk-free rate	4.3%
Dividend yield (per share)	0%

Awards issued for consulting services

Unrelated to the Plan, during the year ended March 31, 2025, the Company issued 30,000 shares of Common Stock to a third party for consulting services, which were valued at $138,979.

Effective November 27, 2024, the Company entered into a consulting agreement with an advisory firm that will continue through November 30, 2025. As part of compensation for the consulting services, the Company issued to the counterparty 61,500 restricted stock units (“RSUs”), each of which representing one share of Common Stock per unit, subject to vesting conditions as follows: (i) 15,300 units vesting 45 days following the effective date and (ii) thereafter, monthly tranches of 4,200 units that vest at the completion of each additional month of service rendered. The fair value of the RSUs on the grant date was determined to be $175,275 based on the Company’s stock price on that date of $2.85. The Company recognized $55,575 in stock-based compensation in consulting expense on the consolidated statement of operations and comprehensive loss related to the vesting of the 19,500 RSUs during the year ended March 31, 2025. The RSUs were granted outside of the Plan. On February 27, 2025, the Company terminated its agreement. As of the date of termination, the remaining 42,000 unvested RSUs were forfeited as of that date.

As of March 31, 2025, there was no unrecognized equity-based compensation expense related to the RSUs.

A summary of the Company’s RSU activity for the year ended March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at March 31, 2024	—	$—
Granted	61,500	2.85
Vested	(19,500)	2.85
Forfeited	(42,000)	2.85
Unvested at March 31, 2025	—	$—

On June 17, 2024, the Company’s board of directors cancelled the Company’s 2017 Non-Qualified Equity Incentive Plan (the “2017 Plan”). At the time there were no stock awards of any kind outstanding under the 2017 Plan.

NOTE 10 - BUSINESS COMBINATIONS

Orocidin A/S

On May 13, 2024, the Company and certain shareholders of Orocidin A/S, a Danish stock corporation entered into a Stock Purchase and Sale Agreement (“Business Combination”), under which the Company issued 3,800,000 restricted shares of its Common Stock to the Sellers in exchange for 95% of Orocidin’s outstanding shares of capital stock. The shares were valued at $5.00, the closing stock price of the Company on the date of acquisition.

Orocidin A/S is a preclinical-stage biotechnology company, and is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed was allocated to goodwill.

During the quarter ended March 31, 2025, the Company completed its determination of the fair values of purchase consideration, inclusive of non-cash consideration paid by the Company and the fair value of non-controlling interest, and in-process research and development. The measurement period adjustment resulted in (i) a $450,000 net increase in total consideration paid, (ii) a $15,457,444 increase in in-process research and development recorded, and (iii) recognition of a $3,449,767 deferred tax liability associated with the in-process research and development asset. The net effect of such measurement period adjustments was recorded as an adjustment to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$134,572
In-process research and development	15,680,760
Other receivables	28,872
Total identifiable assets acquired	15,844,204

Accounts payable and accruals	(29,779)
Deferred tax liability	(3,449,767)
Liabilities assumed	(3,479,546)
Net identifiable assets acquired	12,364,658
Goodwill	7,085,342
Non-controlling interest	(450,000)
Net assets acquired	$19,000,000

The $15,680,760 of acquired intangible assets was assigned to IPR&D assets that was recognized at fair value on the acquisition date. To value the IPR&D, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Orocidin’s IPR&D after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Orocidin’s research and development activities related to its next generation of periodotitis therapies.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Orocdin. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2025, upon completing the valuation of IPR&D during the remeasurement period, there was a reduction in the initial recognized amounts of goodwill resulting from the acquisition of Orocidin.

The Company recognized $4,560 of acquisition related costs that were expensed during the year ended March 31, 2025. These costs are included in the consolidated statement of operations in the line item entitled professional fees.

From the closing date of the Business Combination through March 31, 2025, Orocidin A/S has no revenue and incurred $1,186,410 in net losses.

On November 11, 2024, the Company acquired the remaining 29,663 outstanding common shares and voting interest, or 5.34%, of Orocidin. The acquisition-date fair value of the consideration transferred totaled $650,000, which consisted of 200,000 shares of the Company’s Common Stock. The fair value of the 200,000 common shares issued was determined based on the closing market price of the Company’s Common Stock on the acquisition date, $3.25. On this acquisition date, the Company derecognized the carrying value of the noncontrolling interest in Orocidin of $443,708. The difference between the amount of the consideration transferred and the carrying amount of the noncontrolling interest was recognized within additional paid-in capital on the consolidated balance sheet.

The following represents the pro forma consolidated revenue and net loss attributable to Nordicus Partners Corporation as if Orocdin had been included in the consolidated results of the Company for years ended March 31, 2025 and 2024:

	For the Years Ended
	March 31,
	2025	2024
Revenue	$2,500	$2,500
Net loss attributable to Nordicus Partners Corporation	$(2,991,780)	$(364,243)

Prior to the acquisition, the Company had a preexisting relationship with Orocidin, in which the Company provided consulting services to Orocidin to accelerate the company and achieve certain milestones prior to the acquisition. At the date of the acquisition, the Company had earned consulting fees in the amount of $2,500 for services provided prior to the acquisition. Transactions between the two entities subsequent to the acquisition have been eliminated in consolidation on the Company’s consolidated financial statements.

Bio-Convert A/S

On November 11, 2024 (the acquisition date), the Company acquired 100% of the outstanding common shares and voting interest of Bio-Convert A/S (“Bio-Convert”). The results of Bio-Convert’s operations have been included in the consolidated financial statements since that date. The Company accounted for the transaction as a business combination under ASC 805.

Bio-Convert is a Denmark-based preclinical-stage biotechnology company focused on revolutionizing the treatment of oral leukoplakia, which is a potentially malignant disorder affecting the oral mucosa. Oral leukoplakia is a white patch or plaque that can develop in the oral cavity and when accompanied by dysplasia, it becomes a marker of disease progression and patients can potentially develop oral cancer. Bio-Convert is developing a new pharmaceutical drug product for the treatment of oral leukoplakia and the prevention of oral cancer formation. This is achieved through a proprietary mucoadhesive oral topical formulation that delivers the drug without any systemic absorption. The aim of the treatment is therefore to eliminate the lesions or to reduce the malignant conversion rate of oral leukoplakia to oral cancer. The effect on oral cancer may improve the surgical removal procedure should this be needed for the oral cancer patients. Bio-Convert’s current plan is to conduct a pilot efficacy study in patients with oral leukoplakia.

The acquisition-date fair value of the consideration transferred totaled $39,000,000, which consisted of 12,000,000 shares of the Company’s Common Stock. The fair value of the 12,000,000 common shares issued was determined based on the closing market price of the Company’s Common Stock on the acquisition date, $3.25.

During the quarter ended March 31, 2025, the Company completed its determination of the fair values of purchase consideration, inclusive of non-cash consideration paid by the Company and in-process research and development. The measurement period adjustment resulted in (i) a $26,475,819 increase in in-process research and development recorded and (ii) recognition of a $5,868,647 deferred tax liability associated with the in-process research and development asset. The net effect of such measurement period adjustments was recorded as an adjustment to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	23,976
In-process research and development	26,675,670
Prepaid expenses	7,500
Total identifiable assets acquired	26,707,146

Accounts payable and accrued expenses	(4,181)
Deferred tax liability	(5,868,647)
Total liabilities assumed	(5,872,828)
Net identifiable assets acquired	20,834,318
Goodwill	18,165,682
Net assets acquired	$39,000,000

The $26,675,670 of acquired intangible assets was assigned to in-process research and development assets that was recognized at fair value on the acquisition date. To value the IPR&D, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Bio-Covert’s IPR&D after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Bio-Convert’s research and development activities related to its new pharmaceutical drug product for the treatment of oral leukoplakia and the prevention of oral cancer formation.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Bio-Convert. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2025, upon completing the valuation of IPR&D during the remeasurement period, there was a reduction in the initial recognized amounts of goodwill resulting from the acquisition of Bio-Convert.

The Company recognized $5,880 of acquisition related costs that were expensed during the year ended March 31, 2025. These costs are included in the consolidated statement of operations in the line item entitled professional fees. The Company also recognized $2,880 in costs associated with issuing and registering the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders’ deficit.

The amounts of revenue and net loss of Bio-Convert included in the Company’s consolidated statement of operations and comprehensive loss were zero and $330,738, respectively, from the acquisition date to year ended March 31, 2025.

The following represents the pro forma consolidated revenue and net loss attributable to Nordicus Partners Corporation as if Bio-Convert had been included in the consolidated results of the Company for years ended March 31, 2025 and 2024:

	For the Years Ended
	March 31,
	2025	2024
Revenue	$2,500	$2,500
Net loss attributable to Nordicus Partners Corporation	$(2,975,856)	$(300,953)

Prior to the acquisition, the Company had a preexisting relationship with Bio-Convert, in which the Company provided consulting services to Bio-Convert to accelerate the company and achieve certain milestones prior to the acquisition. At the date of the acquisition, the Company had earned consulting fees in the amount of $2,500 for services provided prior to the acquisition. Transactions between the two entities subsequent to the acquisition have been eliminated in consolidation on the Company’s consolidated financial statements.

The following table summarizes the goodwill activity for the year ended March 31, 2025:

	Orocidin	Bio-Convert	Total
March 31, 2024	$—	$—	$—
Goodwill recognized in acquisition	7,085,342	18,165,682	25,251,024
Foreign currency translation adjustment	(513)	240,240	239,727
March 31, 2025	$7,084,829	$18,405,922	$25,490,751

The following table summarizes the in-process research and development activity for the year ended March 31, 2025:

	Orocidin	Bio-Convert	Total
March 31, 2024	$—	$—	$—
In-process research and development recognized in acquisition	15,680,760	26,675,670	42,356,430
Foreign currency translation adjustment	(1,134)	352,783	351,649
March 31, 2025	$15,679,626	$27,028,453	$42,708,079

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for the year ended March 31, 2025 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding, March 31, 2024	632,900	$10.00	1.35	$—
Issued	1,000,000	8.91	1.00	—
Expired/cancelled	(1,465,124)	9.28	—	—
Exercised	(92,776)	9.59	—	—
Outstanding, March 31, 2025	75,000	$10.00	2.75	$—

All of the outstanding warrants are exercisable as of March 31, 2025.

NOTE 12 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company and its subsidiaries file income tax returns in the U.S. and foreign jurisdictions. The U.S. federal and foreign jurisdiction income tax rates of 21% and 22%, respectively, are being used.

For financial reporting purposes, loss before provision for income taxes, includes the following components:

	March 31, 2025	March 31, 2024
Domestic	$(1,378,769)	$(298,202)
Foreign	(1,538,511)	—
Loss before income taxes	$(2,917,280)	$(298,202)

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	March 31, 2025	March 31, 2024
Federal statutory tax rate	21.0%	21.0%
Foreign rate differential	0.5	—
Permanent differences	(4.7)	—
Increase in valuation allowance	(16.8)	(21.0)
Effective tax rate	—%	—%

A reconciliation of taxes on the income computed at the U.S. federal statuary rate to the amounts provided as follows:

	March 31, 2025	March 31, 2024
Tax provision computed at the federal statutory rate	$(612,629)	$(60,169)
Different tax rates applicable to foreign operations	(15,385)	—
Permanent differences	137,358
Valuation allowance	490,656	60,169
	$—	$—

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

	March 31, 2025	March 31, 2024
Deferred Tax Assets:
Net operating loss carryforwards	$5,253,078	$2,375,300
Total gross deferred tax assets	$5,253,078	$2,375,300
Valuation allowance	$(5,253,078)	$(2,375,300)
Net deferred tax assets	$—	$—

Deferred Tax Liabilities:
In-process research and development intangible assets	$(9,318,414)	$—
Total deferred tax liabilities	(9,318,414)	—
Net deferred tax liability	$(9,318,414)	$—

At March 31, 2025, the Company had net operating loss carry forwards of approximately $24,941,000 that may be offset against future taxable income. During the years ended March 31, 2025 and 2024, the total change in the valuation allowance was $490,656 and $60,169, respectively. Net operating loss carryforwards of approximately $21,592,000 can be carried forward for 20 years and begin to expire in 2024. Net operating loss carryforward amounts of $3,349,000 can be carried forward indefinitely, but are limited to 80% of taxable income in any one year. No tax benefit has been reported in the March 31, 2025, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company’s ability to use its net operating loss carryforwards may be substantially limited due to ownership change limitations that may occur as required by Section 382 of the Internal Revenue Code of 1986 as amended. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since incurring losses. If the Company has completed an ownership change, utilization of the net operating loss carryforwards would be subject to annual limitations under Section 382. Any limitation could result in expiration of a portion of the net operating loss carryforwards before utilization. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 13 - SEGMENT REPORTING

The Company operates as a single operating segment, which consists of Orocidin and Bio-Convert wholly-owned subsidiaries that are focused on developing medicines supporting oral health. The Company has one reportable segment, which consists of its single operating segment.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). When evaluating the Company’s financial performance and deciding how to allocate resources, the CODM regularly reviews total expenses and expenses by significant areas to make decisions on a company wide basis. The Company’s CODM uses net loss to evaluate past spending and to guide decisions of future spending. Net loss is used to monitor budget versus actual results.

The Company did not generate any material revenue during the years ended March 31, 2025 and 2024. The Company has no material intra-entity sales. As the Company is currently in the pre-revenue phase, the aforementioned operating expenses are the primary drivers that guide decisions of future spending and to monitor performance.

The measure of segment assets is reported on the balance sheet as total assets.

The CODM does not separately evaluate performance by geographic region or product line, as the Company has not yet commenced commercial operations and has limited operations due to the current liquidity and funding of the Company. The Company’s operations are conducted within the United States of America and Denmark.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

Effective April and May 2025, the Company issued to two private investors a total of 54,000 restricted shares of its common stock, par value $0.01 per share. The price per share was $5.00. On June 11, 2025, the Company closed the private offering of such shares for gross proceeds of $270,000.

Effective June 2025, the Company issued to a private investor a total of 35,000 restricted shares of its common stock, par value $0.01 per share. The price per share was $4.00. On June 30, 2025, the Company closed the private offering of such shares for gross proceeds of $140,000.

On June 30, 2025, our Board of Directors approved a third amended employment agreement for our chief executive officer, Henrik Rouf, and a third amended consulting agreement for our chief financial officer, Bennett J. Yankowitz. Mr. Rouf’s employment agreement as amended provides for a base salary of $360,000 per year, commencing July 1, 2025, and has a term of one year. Mr. Yankowitz’s consulting agreement as amended provides for a base salary of $120,000 per year, commencing July 1, 2025, and has a term of one year.

Effective July 2025, the Company issued to certain private investors a total of 145,600 restricted shares of its common stock, par value $0.01 per share. The price per share was $1.90 for gross proceeds of $276,640.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2025, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control (2013). Based on this assessment, our management concluded that, as of March 31, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended March 31, 2025 and 2024. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Henrik Rouf	58	Chief Executive Officer
Christian Hill-Madsen (1)	59	Director
Bennett J. Yankowitz	70	Director and Chief Financial Officer
Henrik Keller	70	Director
Peter Severin (2)	61	Director

(1)	Resigned from the Board on June 3, 2024.
(2)	Appointed to the Board on June 3, 2024.

There are no family relationships between our directors and executive officers.

Background of Executive Officers and Directors

Henrik Rouf—Chief Executive Officer. Mr. Rouf has 30 years of experience in the global financial markets, working as an investment banker and international financier. He currently advises public and private companies in various industries, including life sciences, AI, blockchain, and semiconductors, throughout North America, Europe, and India.

Prior to joining Nordicus Partners as Chief Executive Officer, Mr. Rouf was the President of PWP, Inc., a California-based merchant bank, from 2004 to 2023, where he ran the company’s overall investment banking practice. During this time, he also cofounded Rocketfuel Blockchain, a global payment processing platform. From 1997 to 2004, he was the Managing Partner of Impact Capital and financed numerous micro-cap and small-cap companies. Mr. Rouf started his career in the U.S. in 1991 as an Institutional Broker for various brokerage houses in New York and San Francisco, including Wedbush.

Peter Severin – Chairman of our Board of Directors. Mr. Severin is an experienced consultant in the pharmaceutical industry. He is the owner of Severin-Partners A/S, a consulting company based in Copenhagen, Denmark. He was previously head of sales for Novartis and Sales Manager at AstraZeneca Pharmaceuticals and at GlaxoSmithKline.

Christian Hill-Madsen—Former Chairman of our Board of Directors. Mr. Hill-Madsen joined the Nordicus Partners Corporation Board in January 2023. He has over 25 years of experience working as a headhunter dedicated to the Life Science Industry in the Nordics, mastering the fine art of finding the best candidates for the right job, in all aspects of the healthcare solution program from Headhunting and Recruitment, Salesforce Optimization, Assessment to Organizational Development, etc. He was the CEO of Life Science Power House ApS, a Denmark-based life science advisory and consultancy firm, from 2018 to 2023. From 2013 to 2018 he was the Founder and CEO of the life science headhunting firm, Hill-Consult.

Henrik Keller – Director. Mr. Keller has more than four decades of experience in the corporate sector, in which he has a proven track record of delivering excellent performances. Mr. Keller possesses a unique set of strategical, managerial and sales capabilities, which has been key in the documented success he has delivered to the companies he has been, and are currently involved with, serving in various positions as Owner, General Manager, Sales Manager, Consultant/Advisor, Board Member. He has been an independent business consultant since 2009. Through his professional career, Mr. Keller has established a network which spans globally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2025.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” As of the date of this Report, two of our directors are considered to be independent.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2025 and 2024 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bennett J. Yankowitz	2025	$60,000	$-	$354,875	$-	$414,875
Chief Financial Officer	2024	$36,000	$-	$-	$-	$36,000

Henrik Rouf	2025	$120,000	$-	$709,750	$-	$829,750
Chief Executive Officer	2024	$72,000	$-	$-	$-	$72,000

(1)	Calculated based on the grant-date fair value of the option awards granted during the fiscal year.

Employment Agreements and Change in Control Provision

On April 17, 2023, our Board of Directors approved an employment agreement for our chief executive officer, Henrik Rouf, and a consulting agreement for our chief financial officer, Bennett J. Yankowitz.

Mr. Rouf’s employment agreement provided for a base salary of $72,000 per year, commencing April 1, 2023, and has a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Rouf’s annual salary to $120,000 and to extend the term to April 1, 2025. On July 1, 2025, the agreement was amended to increase Mr. Rouf’s annual salary to $360,000 and to extend the term to July 1, 2026.

Mr. Yankowitz’s consulting agreement provided for a base salary of $36,000 per year, commencing April 1, 2023, and has a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Yankowitz’s annual salary to $60,000 and to extend the term to April 1, 2025. On July 1, 2025, the agreement was amended to increase Mr. Yankowitz’s annual salary to $120,000 and to extend the term to July 1, 2026.

Outstanding Equity Awards at 2025 Fiscal Year-End

	Option Awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Henrik Keller	25,000	-	-	$3.25	11/15/2034
Henrik Rouf	250,000	-	-	$3.25	11/15/2034
Henrik Rouf (1)	-	250,000	-	$3.25	11/15/2034
Peter Severin	50,000	-	-	$3.25	11/15/2034
Bennett J. Yankowitz	125,000	-	-	$3.25	11/15/2034
Bennett J. Yankowitz (1)	-	125,000	-	$3.25	11/15/2034

(1). Such options become vested on the closing date of the next acquisition by the Company of a company with a minimum independent valuation of $100 million.

Option Exercises and Stock Vested During Fiscal 2025

There were no options exercised during the fiscal year ended March 31, 2025.

Directors’ Compensation

On June 3, 2024, the Company’s Board of Directors adopted a resolution providing that the Chairman of the Board of Directors shall receive compensation of $20,000 per annum, and each other Director shall receive compensation of $10,000 per annum, in consideration of their serving on the Company’s Board of Directors, payable in equal installments semiannually in arrears, commencing December 31, 2024, without proration for partial terms.

Equity Compensation Plan Information

On June 7, 2024, our Board of Directors and stockholders adopted our 2024 Stock Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the 2017 Non-Qualified Equity Incentive Plan that was adopted by the Board of Directors and stockholders on August 16, 2023 (the “2017 Plan”). The purpose of the 2024 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2024 Plan, we are authorized to issue up to 7,000,000 shares of common stock, non-qualified stock options, performance shares, restricted stock and long-term incentive awards. The purpose of the 2024 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2024 Plan, we are authorized to issue up to 7,000,000 shares of common stock, non-qualified stock options, performance shares, restricted stock and long-term incentive awards.

Administration. The 2024 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2024 Plan and of any awards granted there under and to modify awards granted under the 2024 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2024 Plan without prior approval of the Company’s shareholders.

Eligibility. The 2024 Plan provides that awards may be granted to employees, officers, directors and consultants of the Company or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2024 Plan.

Shares that are subject to issuance upon exercise of an option under the 2024 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2024 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2024 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2024 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2024 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company’s common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2024 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2024 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2024 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2024 Plan or amend the 2024 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2024 Plan in a manner that requires stockholder approval.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 15, 2025 of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of July 15, 2025. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Henrik Rouf (CEO) 7950 W. Sunset Blvd – Suite 629 Los Angeles, CA 90046 USA	292,640	(2)	1.7%

Bennett Yankowitz (CFO & Director) 280 S. Beverly Dr., Suite 505 Beverly Hills, CA 90212	150,000	(3)	0.9%

Henrik Keller (Director) Bernstoffslund Alle 59 2920 Charlottenlund Denmark	25,000		0.1%

Peter Severin (Director/Chairman) Blaamunkevangen 1 3120 Dronningmoelle Denmark	50,000		0.3%

All officers and directors as a group (4 persons)	517,640		3.0%

Kiri Lillan Glaesner Dyrehavevej 3B 2930 Klampenborg Denmark	3,275,325	(4)	18.7%

Allan Traugott Wehnert Dyrehavevej 3B 2930 Klampenborg Denmark	5,296,131	(5)	30.2%

Torben Steen Jensen Dyrehavevej 3B 2930 Klampenborg Denmark	3,017,353	(6)	17.2%

Christian Hill-Madsen Mesterlodden 3A, 1. 2820 Gentofte Denmark	1,156,446	(7)	6.6%

(1)	Based on 17,562,138 shares of common stock as of July 15, 2025, composed of 17,487,138 outstanding shares of our common stock and 75,000 shares of our common stock underlying outstanding warrants.
(2)	Includes 42,000 shares of our common stock owned by Reddington Partners LLC, of which Mr. Rouf is the sole beneficial owner.
(3)	On November 28, 2022, Mr. Yankowitz was granted a warrant to purchase 25,000 shares of our common stock at $10.00 per share.
(4)	Held through GK Partners ApS, which is controlled by Mrs. Glaesner.
(5)	Held through Alteral Therapeutics ApS, which Mr. Wehnert controls. Mr. Wehnert is the CEO of the Company’s subsidiaries Orocidin A/S and Bio-Convert A/S.
(6)	Held through AC Nordic ApS, which is controlled by Mr. Jensen.
(7)	Held through ABCHill Holding ApS, which is controlled by Mr. Hill-Madsen. Mr. Hill-Madsen was formerly a director of the Company and is the CEO of the Company’s subsidiary, NP Bioinnovation A/S.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Tom Glasner Larsen is the spouse of Mrs. Glaesner, CEO of GK Partners and was a member of our board of directors from February 23, 2023 until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in NP Bioinnovation A/S (formerly Managementselskabet af 12.08.2020 A/S) until its acquisition by the Company on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin A/S until its acquisition by the Company on May 13, 2024, and a beneficial owner of a controlling interest in Bio-Convert A/S until its acquisition by the Company on November 11, 2024.

Effective April 1, 2022, we issued to GK Partners, for financial services, a warrant (the “2022 GK Warrant”) to purchase up to 600,000 shares of our Common Stock at an exercise price of $10.00 per share, and which had an expiration date of December 31, 2023. The Company determined that the 2022 GK Warrant is not precluded from equity classification and was therefore recorded within additional paid-in capital on the Company’s consolidated balance sheets at its issuance date fair value. On December 22, 2023, the expiration date of the warrant, covering 570,500 remaining unexercised warrant shares, was extended to December 31, 2024 . During the year ended March 31, 2024, GK Partners exercised a portion of its warrant for a total of 30,600 shares. The exercise price was $10.00 per share for total proceeds of $306,000. For the year ended March 31, 2025, GK Partners exercised a portion of its warrant for 57,400 shares. The exercise price was $10.00 per share for total proceeds of $576,000. On December 31, 2024 the 2022 GK Warrant expired.

Effective December 30, 2024, a new warrant was issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the Common Stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant expires on December 31, 2025. The Company determined that the 2024 GK Warrant was precluded from being classified within equity and was liability classified under ASC Topic 815, Derivatives and Hedging. During the year ended March 31, 2025, GK Partners exercised a portion of its 2024 GK Warrant for a total of 35,176 shares. The exercise price ranged from $8.91 to $8.95 per share for total proceeds of $313,455. As of March 31, 2025, the 2024 GK Warrant was terminated. Therefore, as of March 31, 2025, the Company recognized no warrant liability on the consolidated balance sheet. The measurement of fair value of the 2024 GK Warrants was determined utilizing a Monte Carlo Simulation model considering all relevant assumptions current as of March 31, 2025 presented in Note 6. The change in fair value resulting from the issuance of 2024 GK Warrant was recognized in change in fair value of warrant liability (related party) in the amount of $172,715 on the consolidated statement of operations and comprehensive loss for the year ended March 31, 2025. On March 31, 2025, the 2024 GK Warrants were terminated and remaining shares were recorded to a fair value of $167,000 to additional paid in capital at due to the related party relationship.

As detailed in Note 4 to the Consolidated Financial Statements included in this Report, on June 20, 2023, the Company and GK Partners entered into a Stock Purchase and Sale Agreement whereby the Company acquired equity interests in Mag Mile.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $79,463 and $17,022 for the years ended March 2025 and 2024, respectively. As of March 31, 2025 and March 31, 2024, we had no outstanding payable due to the Affiliate for either period.

Our employment agreement with Henrik Rouf, our chief executive officer, provided for a base salary of $72,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Rouf’s annual salary to $120,000 and to extend the term to April 1, 2025.On July 1, 2025 the agreement was amended to increase Mr. Rouf’s annual salary to $360,000 and to extend the term to July 1, 2026.

Our consulting agreement with Bennett Yankowitz, our chief financial officer and a member of our board of directors, provided for a base salary of $36,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Yankowitz’s annual salary to $60,000 and to extend the term to April 1, 2025. On July 1, 2025 the agreement was amended to increase Mr. Yankowitz’s annual salary to $120,000 and to extend the term to July 1, 2026.

During the year ended March 31, 2025, a related party forgave their payable of $13,886. The amount has been credited to additional paid in capital.

Effective June 3, 2024, Christian Hill-Madsen resigned from the Board of Directors of the Company, and the remaining Board members appointed Peter Severin as his replacement and as Chairman of the Board of Directors. Mr. Hill-Madsen will continue as CEO of NP Bioinnovation A/S, of which the Company acquired 100% of the outstanding shares in exchange for shares of the Company on February 23, 2023.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our independent registered public accounting firm, for professional services rendered during the fiscal year ended March 31, 2025 and 2024.

	2025	2024
Audit fees – Fruci & Associates II, PLLC	$55,035	$26,500
Audit related fees	$—	$3,300
Tax fees	$—	$—
All other fees	$—	$—
Total	$55,035	$29,800

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

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation and Amendments	S-1	3.1	12/06/2023
3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State, dated May 13, 2023	8-K		5/22/23
3.3	Bylaws	S-1	3.2	12/06/2023
10.1	Stock Purchase Agreement dated as of October 12, 2021 between EKIMAS Corporation and Reddington Partners LLC.	8-K	10.1	10/18/21
10.2	Indemnification Agreement dated as of October 12, 2021 between EKIMAS Corporation and Bennett J. Yankowitz.	8-K	10.2	10/18/21
10.3	Warrant dated as of April 1, 2022 issued by EKIMAS Corporation to Partners AsP.	8-K	10.1	4/12/2022
10.4	Demand Promissory Note, dated October 14, 2022, made by the Company to the Lender.	8-K	10.1	10/17/2022
10.5	Warrant to Purchase Common Stock, dated November 28, 2022, issued to David Volpe	8-K	10.1	11/30/2022
10.6	Warrant to Purchase Common Stock, dated November 28, 2022, issued to Bennett J. Yankowitz	8-K	10.2	11/30/2022
10.7	Contribution Agreement dated February 23, 2023 among Nordicus Partners Corporation, Nordicus Partners A/S, GK Partners ApS, Henrik Rouf and Life Science Power House ApS	S-1	10.11	12/06/2023
10.8	Stock Purchase and Sale Agreement, dated as of June 20, 2023, between Nordicus Partners Corporation and GK Partners ApS	8-K	10.1	6/20/2023
10.9	2017 Non-Qualified Equity Incentive Plan	8_K	10.37	8/22/2017
10.10	Second Amended and Restated Employment Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Henrik Rouf	10-K	10.10	7/13/2024
10.11	Second Amended and Restated Consulting Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Bennett J. Yankowitz	10-K	10.11	7/13/2024
10.12	Stock Purchase and Sale Agreement, dated as of May 13, 2024, between the shareholders of Orocidin A/S and the Company	8-K		5/16/2024
10.13	Third Amended and Restated Employment Agreement, dated as of July 1, 2025, between the Company and Henrik Rouf	8-K	10.1	7/1/2025
10.14	Third Amended and Restated Consulting Agreement, dated as of July 1, 2025, between the Company and Bennett J. Yankowitz	8-K	10.2	7/1/2025
10.15	Warrant dated as of December 30, 2024 issued by Nordicus Partners Corporation to GK Partners ApS.	8-K	10.1	1/1/2025
10.16	2024 Stock Incentive Plan	14C	Annex A	5/28/2024
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2025	Nordicus Partners Corporation

	By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

	By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

	By	/s/ Peter Severin
Peter Severin
Chairman

	By	/s/ Henrik Keller
Henrik Keller
Director

