Form 10-Q
period 2025-06-30
Nordicus Partners Corp
filed 2025-08-20
CIK 1011060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025, there were 17,866,551 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$8,418	$19,914
Prepaid expenses and other current assets	153,041	37,656
Total current assets	161,459	57,570
In-process research and development	46,565,396	42,708,079
Goodwill	27,793,029	25,490,751
Investment in Mag Mile Capital, Inc.	1,550,000	1,925,000
Other assets	54,574	64,929
Total assets	$76,124,458	$70,246,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,619,103	$1,062,661
Total current liabilities	1,619,103	1,062,661
Deferred tax liability	10,244,387	9,318,414
Total liabilities	11,863,490	10,381,075

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A Junior; $0.001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, undesignated; $0.001 par value; 4,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value; 50,000,000 shares authorized; 17,341,502 and 17,252,502 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	17,342	17,253
Treasury stock; 154 shares at cost	(30,328)	(30,328)
Additional paid-in capital	106,457,673	106,047,792
Accumulated other comprehensive income (loss)	5,808,015	615,385
Accumulated deficit	(47,991,734)	(46,784,848)
Total stockholders’ equity	64,260,968	59,865,254
Total liabilities and stockholders’ equity	$76,124,458	$70,246,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended
	June 30,
	2025	2024
Revenue	$—	$—
Operating expenses:
Officer compensation	65,354	49,442
Professional fees	277,771	25,782
Consulting expense	—	150,000
General and administrative	65,112	32,945
Research and development	423,649	—
Total operating expenses	831,886	258,169

Loss from operations	(831,886)	(258,169)

Other (expense) income:
Change in fair value of investment	(375,000)	—
Total other (expense) income	(375,000)	—

Loss before provision for income taxes	(1,206,886)	(258,169)
Provision for income tax	—	—
Net loss	$(1,206,886)	$(258,169)

Other comprehensive income (loss):
Foreign currency translation adjustment	5,192,630	(230)
Comprehensive income (loss)	$3,985,744	$(258,399)

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.07)	$(0.08)

Weighted average common shares outstanding - basic and diluted	17,291,062	3,130,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2025	17,252,502	$17,253	—	$—	—	$—	$106,047,792	(46,784,848)	(30,328)	615,385	59,865,254	$—	59,865,254
Issuance of common stock	89,000	89	—	—	—	—	409,881	—	—	—	409,970	—	409,970
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	5,192,630	5,192,630	—	5,192,630
Net loss	—	—	—	—	—	—	—	(1,206,886)	—	—	(1,206,886)	—	(1,206,886)
Balance at June 30, 2025	17,341,502	$17,342	—	$—	—	$—	$106,457,673	$(47,991,734)	$(30,328)	$5,808,015	$64,260,968	$—	$64,260,968

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2024	1,110,226	$1,110	—	$—	—	$—	$45,696,761	(43,883,527)	(30,328)	(2,848)	1,781,168	$—	1,781,168
Common Stock issued in Orocidin business combination	3,800,000	3,800	—	—	—	—	18,996,200	—	—	—	19,000,000	—	19,000,000
Exercise of warrants	6,000	6	—	—	—	—	59,994	—	—	—	60,000	—	60,000
Common Stock issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Recognition of non-controlling interest in acquisition of Orocidin	—	—	—	—	—	—	—	—	—	—	—	450,000	450,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(230)	(230)	—	(230)
Net loss	—	—	—	—	—	—	—	(258,169)	—	—	(258,169)	—	(258,169)
Balance at June 30, 2024	4,946,226	$4,946	—	$—	—	$—	$64,905,790	$(44,141,696)	$(30,328)	$(3,078)	$20,735,634	$450,000	$21,185,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,206,886)	$(258,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	138,979
Change in fair value of investment	375,000	—
Amortization of website costs	—	1,402
Changes in assets and liabilities:
Prepaid expenses and other current assets	(114,969)	(122,618)
Other assets	23,325	—
Accounts payable and accrued expenses	609,328	30,357
Deferred revenue	(2,500)	(7,500)
Foreign currency remeasurement	(108,996)	—
Net cash used in operating activities	(425,698)	(217,549)

Cash flows from investing activities:
Cash acquired in business combinations	—	134,572
Net cash provided by investing activities	—	134,572

Cash flows from financing activities:
Proceeds from issuance of common stock	409,970	—
Proceeds from exercise of warrants	—	60,000
Net cash provided by financing activities	409,970	60,000

Net change in cash	(15,728)	(22,977)
Effect of exchange rate on cash	4,232	(230)
Cash at beginning of period	19,914	49,933
Cash at end of period	$8,418	$26,726

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—
Supplemental disclosures of non-cash information:
Common Stock issued for the acquisition of Orocidin	$—	$18,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On August 7, 2025, (1) Henrik Keller resigned from the Board of Directors of the Company, (2) the Board increased its size from three to five members and (3) appointed Torben S. Jensen, Kim T. Mücke and Andrew J. Ritter to fill the resulting vacancies.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ending June 30, 2025 and 2024, and not necessarily indicative of the results to be expected for the full year ending March 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025.

Reverse Stock Split

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding Common Stock, rounding up to account for any fractional shares. The reverse stock split had no effect on the Company’s authorized shares of Common Stock or Preferred Stock and the par value of both remained unchanged at $0.001. All Common Stock share, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill, and the fair value of assets acquired and liabilities assumed in business combinations.

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

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2025 and March 31, 2025.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NP Bioinnovation A/S, Orocidin A/S, and Bio-Convert A/S. All significant intercompany transactions have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s Chief operating decision-maker (“CODM”), the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. See Note 12 for more information.

Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The accounts of the Company’s subsidiaries are maintained in Danish krone. According to Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity transactions are translated at the historical rates and statement of operations accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reported in other comprehensive income (loss) in accordance with ASC Topic 220, Reporting Comprehensive Income (“ASC 220”) in the unaudited condensed consolidated statements of operations and in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and all changes to the unaudited condensed consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive income (loss) is inclusive of net loss and foreign currency translation adjustments.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures of grants as they occur. Compensation cost for service awards is recognized using the straight-line method over the vesting period. Compensation cost for performance awards is recognized when the vesting condition becomes probable of occurring. Stock-based compensation is included in officer compensation, general and administrative, research and development, and consulting expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of June 30, 2025, there were 900,000 potentially dilutive shares of Common Stock from 75,000 equity-classified warrants and 825,000 stock options. As of June 30, 2024, there were 626,900 potentially dilutive shares of common stock from equity-classified warrants. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the unaudited condensed consolidated financial statements from the acquisition date.

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

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the three months ended June 30, 2025 and 2024.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain in-process research and development (IPR&D) assets acquired via the Company’s business combinations with Orocidin A/S and Bio-Convert A/S detailed in Note 10, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. The Company did not record an impairment charge during the three months ended June 30, 2025 and 2024.

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

Following the acquisition of 95% of Orocidin A/S in May 2024, the Company determined that Orocidin A/S was a VIE, and that the Company was the primary beneficiary. While the Company owned 95% of Orocidin A/S’s equity interests, the remaining equity interests in Orocidin A/S were owned by unrelated third parties, and the agreement with these third parties provided the Company with greater voting rights. Accordingly, the Company consolidated its interest in Orocidin A/S under the VIE rules and reflected the third parties’ interests in the condensed consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests were not redeemable by the equity holders and were presented as part of permanent equity. Income and losses were allocated to the non-controlling interest holders based on its economic ownership percentage. Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

In November 2024, the Company acquired the remaining 5% interest in Orocidin A/S. As a result, Orocdin A/S became a wholly owned subsidiary and was no longer considered a VIE. The noncontrolling interest in Orocidin was derecognized from the Company’s condensed consolidated financial statements at the time of the acquisition of the remaining 5% interest.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and anticipates reflecting the impact of adoption in its annual financial statements for the year ended March 31, 2026.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has recognized nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $47,991,734 and held cash of $8,418 as of June 30, 2025. As a result, the Company’s current funds will not be sufficient to meet its needs for more than twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisitions, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and through private placements of Common Stock. The unaudited condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

There is an active market for the shares of Mag Mile as of June 30, 2025. Therefore, the investment had an observable change in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. During the three months ended June 30, 2025, the Company observed price changes to the trading price per share of Mag Mile’s common stock and recorded a decrease of $375,000 in the Company’s investment.

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

Effective December 30, 2024, warrants were issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the Common Stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant was scheduled to expire on December 31, 2025. The Company determined that the 2024 GK Warrant was precluded from being classified within equity and was liability classified under ASC Topic 815, Derivatives and Hedging. During the year ended March 31, 2025, GK Partners exercised a portion of its 2024 GK Warrant for a total of 35,176 shares. The exercise price ranged from $8.91 to $8.95 per share for total proceeds of $313,455. On March 31, 2025, the 2024 GK Warrant was terminated. Immediately prior to the termination, the fair value of the 2024 GK Warrant was $167,000, which was reclassified to additional paid in capital due to the related party relationship with GK Partners. As of March 31, 2025, the Company recognized no warrant liability on the consolidated balance sheet.

As detailed in Note 4, on June 20, 2023, the Company and GK Partners entered into a Stock Purchase and Sale Agreement whereby the Company acquired equity interests in Mag Mile.

During the three months ended June 30, 2025, GK Partners purchased 49,000 shares of the Company’s common stock at a price of $5.00 per share for gross proceeds of $245,000.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $294 and $17,782 for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and March 31, 2025, we had no outstanding payables due to the Affiliate for either period.

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

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,550,000	$—	$—	$1,550,000
	$1,550,000	$—	$—	$1,550,000

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,925,000	$—	$—	$1,925,000
	$1,925,000	$—	$—	$1,925,000

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of June 30, 2025 and March 31, 2025, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the three months ended June 30, 2025, the Company issued 89,000 shares of Common Stock to private investors. The purchase price ranged from $4.00-5.00 per share, resulting in total net proceeds of $409,970.

NOTE 9 - STOCK-BASED COMPENSATION

In June 2024, the Company established the Nordicus Partners Corporation 2024 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company, and (ii) enabling the Company to attract, retain and reward the best-available persons.

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

The following table summarizes the Company’s stock option activity under the Plan for the three months ended June 30, 2025, including the 825,000 outstanding options, which consist of 375,000 performance-based awards and 450,000 service-based awards:

	Number of Stock Options	Weighted- average Exercise Price per Option*	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	825,000	3.25	9.63	675,000
Granted	—	$—	—	—
Outstanding as of June 30, 2025	825,000	$3.25	9.38	$—
Exercisable and vested as of June 30, 2025	450,000	$3.25	9.38	$—

*	The weighted-average exercise price excludes the exercise price for the performance awards due to the variable nature of the exercise price. See below for more discussion of the performance awards.

During the year ended March 31, 2025, 375,000 performance awards (the “Performance Awards”) were issued, whose vesting is dependent upon future events that were not deemed probable of occurring at the time of grant through March 31, 2025. The exercise price of the Performance Awards will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date. Due to the variability in the exercise price of the Performance Awards, that is the exercise price will be equal to the closing price per share on the date preceding the vesting date, the Company concluded that the grant date was not established for accounting purposes. The fair value of the Performance Awards on the date of award was $671,250. As of June 30, 2025, the fair value of the Performance Awards was $533,000. The Company did not recognize compensation expense for such awards as the grant date has not been established nor is the achievement of the milestone considered probable. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

There was no stock-based compensation expense related to option grants under the Plan for the three months ended June 30, 2025 and 2024.

All of the service based awards in the table above were fully vested at issuance and therefore all related compensation expense was recognized prior to the three months ended June 30, 2025. There was no unrecognized compensation cost related to the service based options as of June 30, 2025. The Performance Awards in the table above will fully vest when the vesting terms are met and expense will be recognized when the vesting event becomes probable. Therefore, no stock-based compensation expense was recorded for the three months ended June 30, 2025.

Due to the variability of the exercise price, which will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date, the Company uses a Monte Carlo simulation model to estimate the fair value of Performance Awards. In applying the Monte Carlo simulation model, the Company used the following assumptions in the valuation of the Performance Awards as of June 30, 2025:

Exercise price	Variable
Contractual term (years)	9
Volatility (annual)	69%
Risk-free rate	4.1%
Dividend yield (per share)	0%

Equity issued for consulting services

Unrelated to the Plan, the Company issued 30,000 shares of Common Stock to a third party for consulting services, which were valued at $138,979 and recorded as stock-based compensation expense for the three months ended June 30, 2024.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

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

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed was allocated to goodwill.

The $15,680,760 of acquired intangible assets was assigned to IPR&D assets that was recognized at fair value on the acquisition date. To value the IPR&D, the Company utilized the Multi-Period Excess Earnings Method (“MPEEM”), under the Income Approach. The method considers the present value of excess earnings generated by Orocidin’s IPR&D after taking into account the cost to realize the revenue, charges for contributory assets and an appropriate discount rate to reflect the time value and risk associated with the invested capital. IPR&D acquired represents Orocidin’s research and development activities related to its next generation of periodontitis therapies.

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

The following table summarizes the goodwill activity for three months ended June 30, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$7,084,829	$18,405,922	$25,490,751
Foreign currency translation adjustment	639,889	1,662,389	2,302,278
Balance as of June 30, 2025	$7,724,718	$20,068,311	$27,793,029

The following table summarizes the in-process research and development activity for the three months ended June 30, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$15,679,626	$27,028,453	$42,708,079
Foreign currency translation adjustment	1,416,155	2,441,162	3,857,317
Balance as of June 30, 2025	$17,095,781	$29,469,615	$46,565,396

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for the three months ended June 30, 2025 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding, March 31, 2025	75,000	$10.00	2.75	$—
Issued	—	—	—	—
Expired/cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding, June 30, 2025	75,000	$10.00	2.50	$—

All of the outstanding warrants are exercisable as of June 30, 2025.

NOTE 12 - SEGMENT REPORTING

The Company operates as a single operating segment, which consists of the Company’s wholly-owned subsidiaries, Orocidin and Bio-Convert, both of which are focused on developing medicines supporting oral health. The Company has one reportable segment, which consists of its single operating segment.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). When evaluating the Company’s financial performance and deciding how to allocate resources, the CODM regularly reviews total expenses and expenses by significant areas to make decisions on a company-wide basis. The Company’s CODM uses net loss to evaluate past spending and to guide decisions of future spending. Net loss is used to monitor budget versus actual results.

The Company did not generate any revenue during the three months ended June 30, 2025 and 2024. The Company has no material intra-entity revenues or expenses. As the Company is currently in the pre-revenue phase, the aforementioned operating expenses are the primary drivers that guide decisions of future spending and to monitor performance.

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

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

In July and August 2025, the Company issued to certain private investors a total of 525,013 restricted shares of its common stock, par value $0.001 per share. The price per share was $1.90 for gross proceeds of $997,525.

On August 7, 2025, the Company executed a Directors Agreement with each of Messrs. Jensen, Mücke and Ritter. Under the Director’s Agreements, each will receive an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members. Messrs. Jensen and Mücke will also each receive options to purchase 25,000 shares of the Company’s common stock at $1.90 per share, and Mr. Ritter will receive options to purchase 50,000 shares of the Company’s common stock at $1.90 per share. All such options will be fully vested on the date of grant and be issued as Incentive Stock Options under and be subject to the terms and conditions of, the Company’s 2024 Stock Incentive Plan.

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

Pursuant to the SPA, the Company effectuated a 1-for-50 reverse stock split on March 11, 2022 (the “Reverse Split”). Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 42,273 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 469,175 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 511,448 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

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

On August 7, 2025, (1) Henrik Keller resigned from the Board of Directors of the Company, (2) the Board increased its size from three to five members and (3) appointed Torben S. Jensen, Kim T. Mücke and Andrew J. Ritter to fill the resulting vacancies.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Operating Expenses

During the three months ended June 30, 2025, we had officer compensation expense of $65,354 compared to $49,442 for the three months ended June 30, 2024, an increase of $15,912 or 32%. This increase was primarily due to an increase in salaries for the Company’s chief executive officer and chief financial officer. See Note 5 to our accompanying unaudited condensed consolidated financial statements for more information on these transaction.

For the three months ended June 30, 2025, we had professional fees of $277,771 compared to $25,782 for the three months ended June 30, 2024, an increase of $251,989 or 977%. The increase is largely due to increased legal and accounting expenses related to the acquisitions of Orocidin and Bio-Convert.

For the three months ended June 30, 2025, we had no consulting expense compared to $150,000 for the three months ended June 30, 2024, a decrease of $150,000. The decrease is due to fees paid to new members of Orocidin’s advisory board as well as the issuance of Common Stock to third parties as compensation for consulting services rendered during the three months ended June 30, 2024 that did not occur during the three months ended June 30, 2025.

For the three months ended June 30, 2025, we had general and administrative expenses (“G&A”) of $65,112 compared to $32,945 for the three months ended June 30, 2024, an increase of $32,167 or 98%. The increase in G&A expense is attributable to increased travel expenses as well as increased investor relation expenses. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the three months ended June 30, 2025, we had research and development expense of $423,649 compared to zero for the three months ended June 30, 2024, an increase of $423,649. The increase is due to research and development costs incurred by Orocidin and Bio-Convert which were not acquired until May 2024 and November 2024, respectively.

Other (Expense) Income

For the three months ended June 30, 2025, we recorded a loss of $375,000 on the change in investment compared to no change in fair value of investments for the three months ended June 30, 2024.

Other Comprehensive Income (Loss)

For the three months ended June 30, 2025, we recorded a gain of $5,192,630 on foreign currency translation adjustments compared to a loss of $230 for the three months ended June 30, 2024. The increase is primarily driven by a higher volume of intangible assets denominated in Danish Krone and fluctuations the foreign exchange rates.

Liquidity and Capital Resources

During the three months ended June 30, 2025, we used $425,698 in operating activities compared to $217,549 used in operating activities during the three months ended June 30, 2024. This increase is primarily due to the significant increase in operating expenses incurred, as detailed in the preceding section, partially offset by net noncash operating activity of $375,000 and increases in accounts payable and accrued expenses of $609,328.

During the three months ended June 30, 2025, we had no investing activities compared to $134,572 provided by investing activities during the three months ended June 30, 2024. This cash provided by investing activities during the three months ended June 30, 2024 resulted from cash acquired in the acquisitions of Orocidin.

During the three months ended June 30, 2025, we received $409,970 from financing activities primarily related to issuance of common stock. During the three months ended June 30, 2024, we received $60,000 from financing activities from the exercise of warrants.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our unaudited condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain amounts included in or affecting the unaudited condensed consolidated financial statements presented in this Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the unaudited condensed consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting estimates” for the Company. Management evaluates such estimates on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the unaudited condensed consolidated financial statements from the acquisition date.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of June 30, 2025, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Directors Agreement, dated as of August 7, 2025, between the Company and Torben Jensen. (1)
10.2	Directors Agreement, dated as of August 7, 2025, between the Company and Kim T. Mücke. (2)
10.3	Directors Agreement, dated as of August 7, 2025, between the Company and Andrew J. Ritter. (3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as Exhibit 10.1 to Form 8-K filed with the Commission on August 7, 2025.
(2)	Previously filed as Exhibit 10.2 to Form 8-K filed with the Commission on August 7, 2025.
(3)	Previously filed as Exhibit 10.3 to Form 8-K filed with the Commission on August 7, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2025	Nordicus Partners Corporation

	By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

	By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer
Principal Financial and Accounting Officer

