Form 10-Q
period 2025-09-30
Nordicus Partners Corp
filed 2025-11-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 18,566,360 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
Item 1	Unaudited Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2025 (unaudited) and March 31, 2025	3
	Condensed Consolidated Statements of Operations and comprehensive income (loss) for the three and six months ended September 30, 2025 and 2024 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended September 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4	Controls and Procedures	27
PART II	OTHER INFORMATION	28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Mine Safety Disclosures	28
Item 5	Other Information	28
Item 6	Exhibits	28
	Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$242,155	$19,914
Prepaid expenses and other current assets	242,199	37,656
Total current assets	484,354	57,570
In-process research and development	46,402,880	42,708,079
Property, Plant, and Equipment	7,730	—
Intangible assets	3,103	—
Goodwill	27,696,030	25,490,751
Investment in Mag Mile Capital, Inc.	1,250,000	1,925,000
Other assets	38,724	64,929
Total assets	$75,882,821	$70,246,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,006,875	$1,062,661
Total current liabilities	1,006,875	1,062,661
Deferred tax liability	10,208,633	9,318,414
Total liabilities	11,215,508	10,381,075

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A Junior; $0.001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, undesignated; $0.001 par value; 4,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value; 50,000,000 shares authorized; 18,399,002 and 17,252,502 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	18,399	17,253
Treasury stock; 154 shares at cost	(30,328)	(30,328)
Additional paid-in capital	108,603,410	106,047,792
Accumulated other comprehensive income	5,579,040	615,385
Accumulated deficit	(49,503,208)	(46,784,848)
Total stockholders’ equity	64,667,313	59,865,254
Total liabilities and stockholders’ equity	$75,882,821	$70,246,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$—	$2,500	$—	$2,500

Operating expenses:
Officer compensation	285,398	49,104	350,752	98,546
Professional fees	119,192	46,428	396,963	72,210
Consulting expense	3,160	—	3,160	150,000
General and administrative	349,027	71,154	414,139	104,099
Research and development	454,701	343,209	878,350	343,209
Total operating expenses	1,211,478	509,895	2,043,364	768,064

Loss from operations	(1,211,478)	(507,395)	(2,043,364)	(765,564)

Other (expense) income:
Interest expense	4	(1)	4	(1)
Change in fair value of investment	(300,000)	—	(675,000)	—
Total other (expense) income	(299,996)	(1)	(674,996)	(1)

Loss before provision for income taxes	(1,511,474)	(507,396)	(2,718,360)	(765,565)
Provision for income tax	—	—	—	—
Net loss	(1,511,474)	(507,396)	(2,718,360)	(765,565)
Net loss attributable to noncontrolling interests	—	(6,611)	—	(6,611)
Net loss attributable to Nordicus Partners Corporation	$(1,511,474)	$(500,785)	$(2,718,360)	$(758,954)

Other comprehensive income (loss):
Foreign currency translation adjustment	(228,975)	16,771	4,963,655	16,541
Comprehensive income (loss)	$(1,740,449)	$(490,625)	$2,245,295	$(749,024)

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.08)	$(0.10)	$(0.15)	$(0.19)

Weighted average common shares outstanding - basic and diluted	17,877,902	4,960,079	17,583,155	4,050,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2025	17,252,502	$17,253	—	$—	—	$—	$106,047,792	$(46,784,848)	$(30,328)	$615,385	$59,865,254	$—	$59,865,254
Issuance of common stock	89,000	89	—	—	—	—	409,881	—	—	—	409,970	—	409,970
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	5,192,630	5,192,630	—	5,192,630
Net loss	—	—	—	—	—	—	—	(1,206,886)	—	—	(1,206,886)	—	(1,206,886)
Balance at June 30, 2025	17,341,502	$17,342	—	$—	—	$—	$106,457,673	$(47,991,734)	$(30,328)	$5,808,015	$64,260,968	$—	$64,260,968
Stock-based compensation	—	—	—	—	—	—	137,544	—	—	—	137,544	—	137,544
Issuance of common stock	1,057,500	1,057	—	—	—	—	2,008,193	—	—	—	2,009,250	—	2,009,250
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(228,975)	(228,975)	—	(228,975)
Net loss	—	—	—	—	—	—	—	(1,511,474)	—	—	(1,511,474)	—	(1,511,474)
Balance at September 30, 2025	18,399,002	$18,399	—	$—	—	$—	$108,603,410	$(49,503,208)	$(30,328)	$5,579,040	$64,667,313	$—	$64,667,313

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2024	1,110,226	$1,110	—	$—	—	$—	$45,696,761	$(43,883,527)	$(30,328)	$(2,848)	$1,781,168	$—	$1,781,168
Common Stock issued in Orocidin business combination	3,800,000	3,800	—	—	—	—	18,996,200	—	—	—	19,000,000	—	19,000,000
Exercise of warrants	6,000	6	—	—	—	—	59,994	—	—	—	60,000	—	60,000
Common Stock issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Recognition of non-controlling interest in acquisition of Orocidin	—	—	—	—	—	—	—	—	—	—	—	450,000	450,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(230)	(230)	—	(230)
Net loss	—	—	—	—	—	—	—	(258,169)	—	—	(258,169)	—	(258,169)
Balance at June 30, 2024	4,946,226	$4,946	—	$—	—	$—	$64,905,790	$(44,141,696)	$(30,328)	$(3,078)	$20,735,634	$450,000	$21,185,634
Exercise of warrants	19,400	20	—	—	—	—	193,980	—	—	—	194,000	—	194,000
Orocidin issuance of common stock in capital raise	—	—	—	—	—	—	183,663	—	—	—	183,663	9,667	193,330
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16,771	16,771	—	16,771
Net loss	—	—	—	—	—	—	—	(500,785)	—	—	(500,785)	(6,611)	(507,396)
Balance at September 30, 2024	4,965,626	$4,966	—	$—	—	$—	$65,283,433	$(44,642,481)	$(30,328)	$13,693	$20,629,283	$453,056	$21,082,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,718,360)	$(765,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	137,544	138,979
Change in fair value of investment	675,000	—
Amortization of website costs	215	—
Derecognition of deferred revenue upon consolidation of Orocidin A/S	—	(7,500)
Changes in assets and liabilities:	—
Prepaid expenses and other current assets	(374,059)	(42,431)
Other assets	4,342	(41,424)
Accounts payable and accrued expenses	47,107	110,570
Deferred revenue	(2,500)	7,500
Foreign currency remeasurement	42,310	—
Net cash used in operating activities	(2,188,401)	(599,871)

Cash flows from investing activities:
Purchase of plant, property, and equipment	(10,844)	—
Cash paid for website costs	—	(2,374)
Cash acquired in business combinations	—	134,572
Net cash (used in) provided by investing activities	(10,844)	132,198

Cash flows from financing activities:
Proceeds from issuance of common stock	2,419,220	193,330
Proceeds from exercise of warrants	—	254,000
Net cash provided by financing activities	2,419,220	447,330

Net change in cash	219,975	(20,343)
Effect of exchange rate on cash	2,266	16,541
Cash at beginning of period	19,914	49,933
Cash at end of period	$242,155	$46,131

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosures of non-cash information:
Common Stock issued for the acquisition of Orocidin	$—	$19,000,000
Forgiveness of debt - related party	$—	$13,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

In October 2005, the Company formed a new subsidiary named NoviThera Aps, with the objective to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis. The invention was made by Alteral Therapeutics in Denmark and the drug development acquired by NoviThera. Mr. Allan Wehnert, who controls Alteral Therapeutics, was appointed CEO of NoviThera.

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

Nordicus’ current life sciences portfolio consists of three preclinical biotechnology companies in Orocidin A/S, Bio-Convert A/S and NoviThera ApS led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of all three companies.

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

NoviThera ApS was formed to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended September 30, 2025 and 2024, and not necessarily indicative of the results to be expected for the full year ending March 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company also maintains cash in foreign bank accounts that are not federally insured. The Company continually monitors its banking relationships and consequently have not experienced any losses in its accounts. The Company believes it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2025 and March 31, 2025.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures as they occur. Compensation cost for service awards is recognized using the straight-line method over the vesting period. Compensation cost for performance awards is recognized when the vesting condition becomes probable of occurring. Stock-based compensation is included in officer compensation, general and administrative, research and development, and consulting expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

Investments

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

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of September 30, 2025, there were 1,000,000 potentially dilutive shares of Common Stock from 75,000 equity-classified warrants and 925,000 stock options. As of September 30, 2024, there were 60,750 potentially dilutive shares of common stock from equity-classified warrants. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Purchase Accounting Measurement Period Adjustments

From time to time, the Company makes acquisitions accounted for as business combinations under ASC 805. Certain asset and liability values are initially recorded as provisional and may be adjusted during the measurement period as new information becomes available. Finalized valuations result in retrospective adjustments to reflect facts and circumstances that existed at the acquisition date.

During the quarter ended March 31, 2025, the Company completed its determination of the fair values of purchase consideration for Bio-Convert, inclusive of non-cash consideration paid by the Company and in-process research and development. The measurement period adjustment resulted in (i) a 26,475,819 increase in in-process research and development recorded and (ii) recognition of a $5,868,647 deferred tax liability associated with the in-process research and development asset. The net effect of such measurement period adjustments was recorded as an adjustment to goodwill.

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

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the three and six months ended September 30, 2025 and 2024.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain in-process research and development (IPR&D) assets acquired via the Company’s business combinations with Orocidin A/S and Bio-Convert A/S detailed in Note 10, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. The Company did not record an impairment charge during the three and six months ended September 30, 2025 and 2024.

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

NOTE 3 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has recognized nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $49,503,208 and held cash of $242,155 as of September 30, 2025. As a result, the Company’s current funds will not be sufficient to meet its needs for more than twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisitions, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and through private placements of Common Stock. In October 2025, the Company issued to certain private investors a total of 225,000 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross proceeds of $618,750. The unaudited condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

There is an active market for the shares of Mag Mile as of September 30, 2025. Therefore, the investment had an observable change in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. During the three and six months ended September 30, 2025, the Company observed price changes to the trading price per share of Mag Mile’s common stock and recorded a decrease of $300,000 and $675,000, respectively in the Company’s investment.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Tom Glasner Larsen is the spouse of Mrs. Glaesner, CEO of GK Partners, and was a member of our board of directors from February 23, 2023 until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in NP Bioinnovation A/S (formerly Managementselskabet af 12.08.2020 A/S) until its acquisition by the Company on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin A/S until its acquisition by the Company on May 13, 2024, and a beneficial owner of a controlling interest in Bio-Convert A/S until its acquisition by the Company on November 11, 2024.

Effective April 1, 2022, we issued to GK Partners, for financial services, a warrant (the “2022 GK Warrant”) to purchase up to 600,000 shares of our Common Stock at an exercise price of $10.00 per share, and which had an expiration date of December 31, 2023. The Company determined that the 2022 GK Warrant was not precluded from equity classification and was therefore recorded within additional paid-in capital on the Company’s consolidated balance sheets at its issuance date fair value. On December 22, 2023, the expiration date of the warrant, covering 570,500 remaining unexercised warrant shares, was extended to December 31, 2024. During the quarter ended September 30, 2024, GK Partners exercised a portion of its warrant for 19,400 shares. The exercise price was $10.00 per share for total proceeds of $194,000. On December 31, 2024 the 2022 GK Warrant expired.

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

During the six months ended September 30, 2025, GK Partners purchased 49,000 shares of the Company’s common stock at a price of $5.00 per share for gross proceeds of $245,000.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $15,198 and $20,852 for the three months ended September 30, 2025 and 2024, respectively, and $16,492 and $38,634 for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and March 31, 2025, we had no outstanding payables due to the Affiliate for either period.

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

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,250,000	$—	$—	$1,250,000
	$1,250,000	$—	$—	$1,250,000

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,925,000	$—	$—	$1,925,000
	$1,925,000	$—	$—	$1,925,000

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of September 30, 2025 and March 31, 2025, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the six months ended September 30, 2025, the Company issued 1,146,500 shares of Common Stock to private investors. The purchase price ranged from $1.90-5.00 per share, resulting in total net proceeds of $2,419,220.

In August 2025, the Company’s Board of Directors authorized a share repurchase program which permits the Company to repurchase up to an aggregate of 200,000 shares of the Company’s Common Stock from existing shareholders only, solely in privately negotiated transactions, at a purchase price per share not greater than the then-current market price as determined based on the last reported sale price of the Company’s Common Stock on the Company’s principal trading market. The Company is not obligated to repurchase any shares and may suspend or terminate the program at any time. Repurchased shares may be held as treasury stock or retired, as determined by the Company. The repurchase program will remain in effect until the earliest of (i) the repurchase of 200,000 shares, (ii) 12 months from the date the program was authorized, or (iii) revocation by further Board action. As of September 30, 2025, no share repurchases had closed.

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

The following table summarizes the Company’s stock option activity under the Plan for the six months ended September 30, 2025. Included in the 925,000 outstanding options are 375,000 performance-based awards and 550,000 service-based awards:

	Number of Stock Options	Weighted-average Exercise Price per Option*	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	825,000	$3.25	9.63	675,000
Granted	100,000	$1.90	—	—
Outstanding as of September 30, 2025	925,000	$3.00	9.70	960,000
Exercisable and vested as of September 30, 2025	550,000	$3.00	9.70	960,000

*	The weighted-average exercise price excludes the exercise price for the performance awards due to the variable nature of the exercise price. See below for more discussion of the performance awards.

The stock-based compensation expense related to option grants under the Plan was $137,544 for the three and six months ended September 30, 2025 and 2024 and was recognized within officer compensation on the Company’s consolidated statement of operations and comprehensive loss.

All of the service based awards in the table above were fully vested at issuance and therefore all related compensation expense was recognized prior to and during the six months ended September 30, 2025. There was no unrecognized compensation cost related to the service based options as of September 30, 2025. The Performance Awards in the table above will fully vest when the vesting terms are met and expense will be recognized when the vesting event becomes probable. Therefore, no stock-based compensation expense was recorded for the three and six months ended September 30, 2025.

During the year ended March 31, 2025, 375,000 performance awards (the “Performance Awards”) were issued, whose vesting is dependent upon future events that were not deemed probable of occurring at the time of grant through March 31, 2025. The exercise price of the Performance Awards will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date. Due to the variability in the exercise price of the Performance Awards, that is the exercise price will be equal to the closing price per share on the date preceding the vesting date, the Company concluded that the grant date was not established for accounting purposes. The fair value of the Performance Awards on the date of award was $671,250. As of September 30, 2025, the fair value of the Performance Awards was $1,287,000. The Company did not recognize compensation expense for such awards as the grant date has not been established nor is the achievement of the milestone considered probable. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

The weighted-average grant date fair value per share of options granted during the six months ended September 30, 2025 was $1.38.

Due to the variability of the exercise price, which will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date, the Company uses a Monte Carlo simulation model to estimate the fair value of Performance Awards. In applying the Monte Carlo simulation model, the Company used the following assumptions in the valuation of the Performance Awards as of September 30, 2025:

Exercise price	Variable
Contractual term (years)	9.13
Volatility (annual)	72%
Risk-free rate	4.0%
Dividend yield (per share)	0%

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

The following table summarizes the goodwill activity for six months ended September 30, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$7,084,829	$18,405,922	$25,490,751
Foreign currency translation adjustment	612,930	1,592,349	2,205,279
Balance as of September 30, 2025	$7,697,759	$19,998,271	$27,696,030

The following table summarizes the in-process research and development activity for the six months ended September 30, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$15,679,626	$27,028,453	$42,708,079
Foreign currency translation adjustment	1,356,490	2,338,311	3,694,801
Balance as of September 30, 2025	$17,036,116	$29,366,764	$46,402,880

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for six months ended September 30, 2025 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Contract
	Warrants	Price	Term
Outstanding, March 31, 2025	75,000	$10.00	2.75
Issued	—	—	—
Expired/cancelled	—	—	—
Exercised	—	—	—
Outstanding, September 30, 2025	75,000	$10.00	2.25

All of the outstanding warrants are exercisable as of September 30, 2025 with an intrinsic value of $0.

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

The Company did not generate any revenue during the three and six months ended September 30, 2025. The Company has no material intra-entity revenues or expenses. As the Company is currently in the pre-revenue phase, the aforementioned operating expenses are the primary drivers that guide decisions of future spending and to monitor performance.

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

On October 1, 2025, the Company entered into a consulting agreement with Darlington Group, LLC (“Darlington Group”), which is controlled by Andrew Ritter, a member of the Company’s board of directors. Darlington Group will provide consulting services concerning strategic guidance on U.S. capital markets and drug development; market access and network development; partnerships, industry intelligence and strategic planning; and operational support. The agreement is terminable by either party on 30 days’ advance notice. For these services, Darlington Group will be paid $10,000 in advance per quarter on each October 1, January 1, April 1 and July 1 during the term of the agreement, commencing October 1, 2025.

On October 1, 2025, the Company repurchased 57,642 shares of Common Stock from an existing shareholder for $1.36 per share. The repurchase was made pursuant to the share repurchase program authorized by the Company’s Board of Directors (See Note 8). Following the transaction, 142,358 shares remain authorized for repurchase.

On October 1, 2025, the Company established a subsidiary, NoviThera ApS, to research and develop a novel monoclonal antibody therapy for the treatment of psoriasis. Upon formation, the Company acquired a 50.01% ownership interest in NoviThera ApS.

In October 2025, the Company issued to certain private investors a total of 225,000 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross proceeds of $618,750.

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

In October 2005, the Company formed a new subsidiary named NoviThera ApS, with the objective to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis. The invention was made by Alteral Therapeutics in Denmark and the drug development acquired by NoviThera. Mr. Allan Wehnert, who controls Alteral Therapeutics, was appointed CEO of NoviThera.

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

Nordicus’ current life sciences portfolio consists of three promising preclinical biotechnology companies in Orocidin A/S, Bio-Convert A/S, and NoviThera ApS, all of which are led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies. Orocidin A/S and Bio-Convert A/S were acquired during the fiscal year ended March 31, 2025, and NoviThera ApS was formed in October 2025.

Orocidin A/S is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis. Bio-Convert A/S is focused on a treatment against oral leukoplakia (OLK) – an oral potentially malignant disorder – by developing a novel proprietary mucoadhesive oral topical formulation designed to treat and reduce dysplasia levels, potentially offering a curative solution for oral leukoplakia.

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

NoviThera ApS was formed with the objective to research and develop a novel and unique Monoclonal antibody for the treatment of psoriasis.

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

NoviThera ApS latest development

Formed in October 2025 with intellectual property invented by Alteral Therapeutics, NoviThera ApS is developing a novel anti Monoclonal antibody treatment to cure or prevent the occurrence of psoriasis, an immune-medicated inflammatory disease that causes keratinocyte hyperproliferation and inflammation. The key focus is to develop a human rat model that selectively will express the endogenous pathological peptides and to test this in other relevant animal disease models.

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Operating Expenses

During the three months ended September 30, 2025, we had officer compensation expense of $285,398 compared to $49,104 for the three months ended September 30, 2024, an increase of $236,294 or 481%. This increase was primarily due to an increase in salaries for the Company’s chief executive officer and chief financial officer as well as stock-based compensation for board members added within the quarter. See Note 5 and 9 to our accompanying unaudited condensed consolidated financial statements for more information on these transactions.

For the three months ended September 30, 2025, we had professional fees of $119,192 compared to $46,428 for the three months ended September 30, 2024, an increase of $72,764 or 157%. The increase is largely due to increased legal and accounting expenses related to the acquisitions of Orocidin and Bio-Convert.

For the three months ended September 30, 2025, we had consulting expense of $3,160 compared to no expense for the three months ended September 30, 2024, a increase of $3,160 or 100%. The increase is due to fees paid to a board member of Nordicus for consulting services rendered during the three months ended September 30, 2025 that did not occur during the three months ended September 30, 2024.

For the three months ended September 30, 2025, we had general and administrative expenses (“G&A”) of $349,027 compared to $71,154 for the three months ended September 30, 2024, an increase of $277,873 or 391%. The increase in G&A expense is attributable to increased travel expenses as well as increased investor relation expenses. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the three months ended September 30, 2025, we had research and development expense of $454,701 compared to $343,209 for the three months ended September 30, 2024, a decrease of $111,492 or 32%. The decrease is due to reduced research and development costs incurred by Orocidin.

Other (Expense) Income

For the three months ended September 30, 2025, we recorded a loss of $299,996 compared to $1 for the three months ended September 30, 2024 due to changes in fair value of investments for the three months ended September 30, 2024.

Other Comprehensive Income (Loss)

For the three months ended September 30, 2025, we recorded a loss of $228,975 on foreign currency translation adjustments compared to a gain of $16,771 for the three months ended September 30, 2024. The decrease is primarily driven by a higher volume of intangible assets denominated in Danish Krone and fluctuations in foreign exchange rates.

Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024

Operating Expenses

During the six months ended September 30, 2025, we had officer compensation expense of $350,752 compared to $98,546 for the six months ended September 30, 2024, an increase of $252,206 or 256%. This increase was primarily due to an increase in salaries for the Company’s chief executive officer, chief financial officer, and board of directors fees. See Note 5 to our accompanying unaudited condensed consolidated financial statements for more information on these transactions.

For the six months ended September 30, 2025, we had professional fees of $396,963 compared to $72,210 for the six months ended September 30, 2024, an increase of $324,753 or 450%. The increase is largely due to increased legal and accounting expenses related to the acquisitions of Orocidin and Bio-Convert.

For the six months ended September 30, 2025, we had $3,160 of consulting expense compared to $150,000 for the six months ended September 30, 2024, a decrease of $146,840 or 98%. The decrease is due to fees paid to new members of Orocidin’s advisory board as well as the issuance of Common Stock to third parties as compensation for consulting services rendered during the six months ended September 30, 2024 that did not occur during the six months ended September 30, 2025.

For the six months ended September 30, 2025, we had G&A expense of $414,139 compared to $104,099 for the six months ended September 30, 2024, an increase of $310,040 or 298%. The increase in G&A expense is attributable to increased travel expenses as well as increased investor relation expenses. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the six months ended September 30, 2025, we had research and development expense of $878,350 compared to $343,209 for the six months ended September 30, 2024, an increase of $535,141 or 156%. The increase is primarily due to research and development costs incurred by Bio-Convert which was not acquired until November 2024.

Other (Expense) Income

For the six months ended September 30, 2025, we recorded a loss of $674,996 of other expense compared to $1 for the six months ended September 30, 2024 due to changes in fair value of investments for the six months ended September 30, 2024.

Other Comprehensive Income (Loss)

For the six months ended September 30, 2025, we recorded a gain of $4,963,655 on foreign currency translation adjustments compared to a gain of $16,541 for the six months ended September 30, 2024. The increase is primarily driven by a higher volume of intangible assets denominated in Danish Krone and fluctuations in foreign exchange rates.

Liquidity and Capital Resources

In August 2025, our Board of Directors authorized a share repurchase program which permits us to repurchase up to an aggregate of 200,000 shares of our Common Stock from existing shareholders only, solely in privately negotiated transactions, at a purchase price per share not greater than the then-current market price as determined based on the last reported sale price of our Common Stock on our principal trading market. We are not obligated to repurchase any shares and may suspend or terminate the program at any time. Repurchased shares may be held as treasury stock or retired, as determined by management. The repurchase program will remain in effect until the earliest of (i) the repurchase of 200,000 shares, (ii) 12 months from the date the program was authorized, or (iii) revocation by further Board action. As of September 30, 2025, no share repurchases had closed.

During the six months ended September 30, 2025, we used $2,188,401 in operating activities compared to $599,871 used in operating activities during the six months ended September 30, 2024. This increase is primarily due to the significant increase in operating expenses incurred, as detailed in the preceding section, partially offset by net noncash operating activity of $812,759 and increases in prepaid expenses and other current assets of $374,059.

During the six months ended September 30, 2025, we had net cash used in investing activities of $10,844 compared to $132,198 provided by investing activities during the six months ended September 30, 2024. The cash used in investing activities during the six months ended September 30, 2025 was used to purchase plant, property, and equipment. This cash provided by investing activities during the six months ended September 30, 2024 resulted from cash acquired in the acquisitions of Orocidin.

During the six months ended September 30, 2025, we received $2,419,220 from financing activities primarily related to issuance of common stock. During the six months ended September 30, 2024, we received $447,330 from financing activities from proceeds from the issuance of common stock and the exercise of warrants.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of September 30, 2025, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Dated: November 14, 2025	Nordicus Partners Corporation

	By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

	By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer
Principal Financial and Accounting Officer

