Form 10-Q
period 2025-12-31
Nordicus Partners Corp
filed 2026-02-13
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 10, 2026, there were 18,888,396 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3
Item 1	Unaudited Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets at December 31, 2025 (unaudited) and March 31, 2025	3
	Condensed Consolidated Statements of Operations and comprehensive income (loss) for the three and nine months ended December 31, 2025 and 2024 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended December 31, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4	Controls and Procedures	31
PART II	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	32
	Signatures	33

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$189,297	$19,914
Prepaid expenses and other current assets	454,957	37,656
Total current assets	644,254	57,570
In-process research and development	46,380,276	42,708,079
Property, plant, and equipment, net	8,344	—
Goodwill	27,682,539	25,490,751
Investment in Mag Mile Capital, Inc.	1,125,000	1,925,000
Other assets	16,236	64,929
Total assets	$75,856,649	$70,246,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$902,368	$1,062,661
Total current liabilities	902,368	1,062,661
Deferred tax liability	10,203,660	9,318,414
Total liabilities	11,106,028	10,381,075

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A Junior; $0.001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, undesignated; $0.001 par value; 4,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value; 50,000,000 shares authorized; 18,882,396 and 17,252,502 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	18,940	17,253
Treasury stock; 57,796 and 154 shares at cost at December 31, 2025 and March 31, 2025, respectively	(108,722)	(30,328)
Additional paid-in capital	110,091,401	106,047,792
Accumulated other comprehensive income	5,498,952	615,385
Accumulated deficit	(50,730,422)	(46,784,848)
Total equity attributed to the parent	64,770,149	59,865,254
Non-controlling interest	(19,528)	—
Total stockholders’ equity	64,750,621	59,865,254
Total liabilities and stockholders’ equity	$75,856,649	$70,246,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue	$—	$2,500	$—	$5,000

Operating expenses:
Officer compensation	128,022	518,654	478,774	617,200
Professional fees	242,603	158,712	639,566	230,922
Consulting expense	10,000	57,586	13,160	207,586
General and administrative	296,088	115,050	710,227	219,149
Research and development	445,459	417,808	1,323,809	761,017
Total operating expenses	1,122,172	1,267,810	3,165,536	2,035,874

Loss from operations	(1,122,172)	(1,265,310)	(3,165,536)	(2,030,874)

Other (expense) income:
Interest expense	(189)	(1)	(185)	(2)
Change in fair value of warrant liability (related party)	—	(280,000)	—	(280,000)
Change in fair value of investment	(125,000)	—	(800,000)	—
Other expense	(163)	—	(163)	—
Total other (expense) income	(125,352)	(280,001)	(800,348)	(280,002)

Loss before provision for income taxes	(1,247,524)	(1,545,311)	(3,965,884)	(2,310,876)
Provision for income tax	—	—	—	—
Net loss	(1,247,524)	(1,545,311)	(3,965,884)	(2,310,876)
Net loss attributable to noncontrolling interests	(20,310)	(9,348)	(20,310)	(15,959)
Net loss attributable to Nordicus Partners Corporation	$(1,227,214)	$(1,535,963)	$(3,945,574)	$(2,294,917)

Other comprehensive income (loss):
Foreign currency translation adjustment	(80,088)	(61,580)	4,883,567	(45,039)
Comprehensive income (loss)	$(1,327,612)	$(1,606,891)	$917,683	$(2,355,915)

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.07)	$(0.13)	$(0.22)	$(0.35)

Weighted average common shares outstanding - basic and diluted	18,606,173	11,614,146	17,929,570	6,580,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2025	17,252,502	$17,253	—	$—	—	$—	$106,047,792	$(46,784,848)	$(30,328)	$615,385	$59,865,254	$—	$59,865,254
Issuance of restricted common stock	89,000	89	—	—	—	—	409,881	—	—	—	409,970	—	409,970
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	5,192,630	5,192,630	—	5,192,630
Net loss	—	—	—	—	—	—	—	(1,206,886)	—	—	(1,206,886)	—	(1,206,886)
Balance at June 30, 2025	17,341,502	$17,342	—	$—	—	$—	$106,457,673	$(47,991,734)	$(30,328)	$5,808,015	$64,260,968	$—	$64,260,968
Stock-based compensation	—	—	—	—	—	—	137,544	—	—	—	137,544	—	137,544
Issuance of restricted common stock	1,057,500	1,057	—	—	—	—	2,008,193	—	—	—	2,009,250	—	2,009,250
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(228,975)	(228,975)	—	(228,975)
Net loss	—	—	—	—	—	—	—	(1,511,474)	—	—	(1,511,474)	—	(1,511,474)
Balance at September 30, 2025	18,399,002	$18,399	—	$—	—	$—	$108,603,410	$(49,503,208)	$(30,328)	$5,579,040	$64,667,313	$—	$64,667,313
Issuance of restricted common stock	541,036	541	—	—	—	—	1,487,205	—	—	—	1,487,746	—	1,487,746
Equity issued by subsidiary in connection with acquisition of intellectual property	—	—	—	—	—	—	786	—	—	—	786	782	1,568
Repurchase of shares	(57,642)	—	—	—	—	—	—	—	(78,394)	—	(78,394)	—	(78,394)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(80,088)	(80,088)	—	(80,088)
Net loss	—	—	—	—	—	—	—	(1,227,214)	—	—	(1,227,214)	(20,310)	(1,247,524)
Balance at December 31, 2025	18,882,396	$18,940	—	$—	—	$—	$110,091,401	$(50,730,422)	$(108,722)	$5,498,952	$64,770,149	$(19,528)	$64,750,621

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2024	1,110,226	$1,110	—	$—	—	$—	$45,696,761	$(43,883,527)	$(30,328)	$(2,848)	$1,781,168	$—	$1,781,168
Common Stock issued in Orocidin business combination	3,800,000	3,800	—	—	—	—	18,996,200	—	—	—	19,000,000	—	19,000,000
Exercise of warrants	6,000	6	—	—	—	—	59,994	—	—	—	60,000	—	60,000
Common Stock issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Recognition of non-controlling interest in acquisition of Orocidin	—	—	—	—	—	—	—	—	—	—	—	450,000	450,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(230)	(230)	—	(230)
Net loss	—	—	—	—	—	—	—	(258,169)	—	—	(258,169)	—	(258,169)
Balance at June 30, 2024	4,946,226	$4,946	—	$—	—	$—	$64,905,790	$(44,141,696)	$(30,328)	$(3,078)	$20,735,634	$450,000	$21,185,634
Exercise of warrants	19,400	20	—	—	—	—	193,980	—	—	—	194,000	—	194,000
Orocidin issuance of common stock in capital raise	—	—	—	—	—	—	183,663	—	—	—	183,663	9,667	193,330
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16,771	16,771	—	16,771
Net loss	—	—	—	—	—	—	—	(500,785)	—	—	(500,785)	(6,611)	(507,396)
Balance at September 30, 2024	4,965,626	$4,966	—	$—	—	$—	$65,283,433	$(44,642,481)	$(30,328)	$13,693	$20,629,283	$453,056	$21,082,339
Stock-based compensation	—	—	—	—	—	—	488,096	—	—	—	488,096	—	488,096
Exercise of warrants	32,200	32	—	—	—	—	321,968	—	—	—	322,000	—	322,000
Common Stock issued in Bio-Convert business combination, net (See Note 10)	12,000,000	12,000	—	—	—	—	38,985,120	—	—	—	38,997,120	—	38,997,120
Common Stock issued to acquire remaining equity of Orocidin (See Note 10)	200,000	200	—	—	—	—	443,508	—	—	—	443,708	(443,708)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(61,580)	(61,580)	—	(61,580)
Net loss	—	—	—	—	—	—	—	(1,535,963)	—	—	(1,535,963)	(9,348)	(1,545,311)
Balance at December 31, 2024	17,197,826	$17,198	—	$—	—	$—	$105,522,125	$(46,178,444)	$(30,328)	$(47,887)	$59,282,664	$—	$59,282,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,965,884)	$(2,310,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	137,544	488,096
Change in fair value of investment	800,000	—
Change in fair value of warrant liability (related party)	—	280,000
Non-cash expense of IPR&D	1,568	—
Amortization of website costs	3,646	3,608
Shares issued for services	—	138,979
Loss on sale of assets	163	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(709,116)	(19,908)
Other assets	(4,273)	(49,305)
Accounts payable and accrued expenses	99,278	569,889
Foreign currency remeasurement	(12,625)	—
Net cash used in operating activities	(3,649,699)	(899,517)

Cash flows from investing activities:
Proceeds from sale of plant, property, and equipment	7,577	—
Purchase of plant, property, and equipment	(19,606)	—
Cash paid for website costs	—	(2,374)
Cash acquired in business combinations	—	158,548
Net cash (used in) provided by investing activities	(12,029)	156,174

Cash flows from financing activities:
Cash paid for stock issuance costs in business combinations	—	(2,880)
Repurchase of common stock	(78,394)	—
Proceeds from issuance of common stock	3,906,966	—
Proceeds from Orocidin issuance of common stock in capital raise	—	193,330
Proceeds from exercise of warrants	—	576,000
Net cash provided by financing activities	3,828,572	766,450

Net change in cash	166,844	23,107
Effect of exchange rate on cash	2,539	(45,039)
Cash at beginning of period	19,914	49,933
Cash at end of period	$189,297	$28,001

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosures of non-cash information:
NoviThera equity issued for intellectual property	$1,568	$—
Common Stock issued for the acquisition of Bio-Convert	$—	$39,000,000
Common Stock issued for the acquisition of Orocidin	$—	$19,000,000
Forgiveness of debt - related party	$—	$13,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”), entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its Common Stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin, is a preclinical-stage biotechnology company which is advancing the next generation of periodontitis therapies.

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

On November 12, 2024, the Company entered into an agreement with Orocidin to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin. In exchange, the Company issued 200,000 shares of restricted Common Stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin became a 100% wholly owned subsidiary of the Company.

On August 7, 2025, (1) Henrik Keller resigned from the Board of Directors of the Company, (2) the Board increased its size from three to five members and (3) appointed Torben S. Jensen, Kim T. Mücke and Andrew J. Ritter to fill the resulting vacancies. On August 7, 2025, the Company executed a Directors Agreement with each of Messrs. Jensen, Mücke and Ritter. Under the Director’s Agreements, each will receive an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members. Messrs. Jensen and Mücke also each received options to purchase 25,000 shares of the Company’s common stock at $1.90 per share, and Mr. Ritter received options to purchase 50,000 shares of the Company’s common stock at $1.90 per share. All such options were fully vested on the date of grant and issued as Incentive Stock Options under and subject to the terms and conditions of, the Company’s 2024 Stock Incentive Plan.

In October 2025, the Company formed a new subsidiary named NoviThera Aps (“NoviThera”), with the objective to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis. The invention and initial development was made and performed by Alteral Therapeutics (“Alteral”). Alteral is domiciled in Denmark and is a related party of the Company. Mr. Allan Wehnert, who controls Alteral Therapeutics, was appointed CEO of NoviThera. In exchange for the contribution of intellectual property to NoviThera, Alteral received 49.9% ownership in NoviThera. The Company retains a 50.1% ownership interest in NoviThera.

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

Nordicus’ current life sciences portfolio consists of three preclinical biotechnology companies in Orocidin, Bio-Convert and NoviThera, led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of all three companies.

Orocidin is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis. Most recently, Orocidin successfully completed a 14-day toxicology study in hamsters and a test of effectiveness in a Beagle Dog Study, respectively.

Bio-Convert is focused on a treatment against oral leukoplakia (OLK) – an oral potentially malignant disorder – by developing a novel proprietary mucoadhesive oral topical formulation designed to treat and reduce dysplasia levels, potentially offering a curative solution for oral leukoplakia. Most recently, Bio-Convert received positive and constructive scientific advice from the Danish Medicines Agency (DKMA) regarding its lead candidate, QR-02, as a treatment for oral leukoplakia.

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

NoviThera was formed to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended December 31, 2025 and 2024, and not necessarily indicative of the results to be expected for the full year ending March 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company also maintains cash in foreign bank accounts that are not federally insured. The Company continually monitors its banking relationships and consequently has not experienced any losses in its accounts. The Company believes it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 and March 31, 2025.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries—NP Bioinnovation A/S, Orocidin, and Bio-Convert—and its majority-owned subsidiary, NoviThera. All significant intercompany transactions have been eliminated in consolidation.

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

Research and Development Costs

Research and development costs consists primarily of costs associated with Orocidin, Bio-Convert, and NoviThera’s ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

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

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of December 31, 2025, there were 1,000,000 potentially dilutive shares of Common Stock from 75,000 equity-classified warrants and 925,000 stock options. As of December 31, 2024, there were 1,961,500 potentially dilutive shares of common stock from equity-classified warrants. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the three and nine months ended December 31, 2025 and 2024.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain in-process research and development (IPR&D) assets acquired via the Company’s business combinations with Orocidin and Bio-Convert detailed in Note 10, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. The Company did not record an impairment charge during the three and nine months ended December 31, 2025 and 2024.

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

The Company signed an agreement with Orocidin for which it recognized $0 and $2,500 in revenue during the three and nine months ended December 31, 2024, respectively. Since Orocidin became a subsidiary in the quarter ended June 30, 2024, no more revenue is to be recognized under this agreement, but is eliminated as an intercompany transaction.

The Company signed an agreement with Bio-Convert for which it recognized $2,500 and $2,500 in revenue during the three and nine months ended December 31, 2024, respectively. Since Bio-Convert became a subsidiary in the quarter ended December 31, 2024, no more revenue is to be recognized under this agreement, but is eliminated as an intercompany transaction.

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

Following the acquisition of 95% of Orocidin in May 2024, the Company determined that Orocidin was a VIE, and that the Company was the primary beneficiary. While the Company owned 95% of Orocidin’s equity interests, the remaining equity interests in Orocidin were owned by unrelated third parties, and the agreement with these third parties provided the Company with greater voting rights. Accordingly, the Company consolidated its interest in Orocidin under the VIE rules and reflected the third parties’ interests in the unaudited condensed consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests were not redeemable by the equity holders and were presented as part of permanent equity. Income and losses were allocated to the non-controlling interest holders based on its economic ownership percentage.

In November 2024, the Company acquired the remaining 5% interest in Orocidin. As a result, Orocdin became a wholly owned subsidiary and was no longer considered a VIE. The noncontrolling interest in Orocidin was derecognized from the Company’s unaudited condensed consolidated financial statements at the time of the acquisition of the remaining 5% interest.

Following the creation of NoviThera in October 2025 and the issuance of equity in NoviThera to Alteral, the Company determined that NoviThera was a VIE, and that the Company was the primary beneficiary. While the Company owned 50.1% of NoviThera’s equity interests, the remaining equity interests in NoviThera are owned by a related party, and the agreement with the related party provided the Company with greater voting rights based on each party’s equity interest. Accordingly, the Company consolidated its interest in NoviThera under the VIE rules and reflected the related parties’ interests in the unaudited condensed consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. Income and losses were allocated to the non-controlling interest holders based on its economic ownership percentage.

Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

The condensed consolidated balance sheet as of December 31, 2025 includes balances for NoviThera of $9,986 for prepaid expenses and other current assets, and $45,979 accounts payable and accrued expenses.

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

Income Taxes

The following table summarizes the deferred income tax activity for the nine months ended December 31, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$3,449,767	$5,868,647	$9,318,414
Foreign currency translation adjustment	296,353	588,893	885,246
Balance as of December 31, 2025	$3,746,120	$6,457,540	$10,203,660

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

NOTE 3 - GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has recognized nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $50,730,422 and held cash of $189,297 as of December 31, 2025. As a result, the Company’s current funds will not be sufficient to meet its needs for more than twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisitions, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and through private placements of Common Stock. From October 2025 through January 2026, the Company issued to certain private investors a total of 547,036 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross proceeds of $1.5 million. The unaudited condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - INVESTMENTS

On June 20, 2023, the Company and GK Partners ApS entered into a Stock Purchase and Sale Agreement, under which GK Partners ApS sold to the Company 5,000,000 restricted shares of common stock of Mag Mile Capital. The shares were restricted in that they were subject to a registration statement being filed on Form S-1 by Mag Mile on September 6, 2023. The Form S-1 became effective on July 5, 2024, removing the restriction on the shares. In exchange, the Company issued 250,000 restricted shares of its Common Stock to GK Partners ApS. The shares were valued at $1,750,000, at a price of $7.00 per share, the closing stock price for the Company’s Common stock on the last business day before the agreement.

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

There is an active market for the shares of Mag Mile as of December 31, 2025. Therefore, the investment had an observable changes in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. During the three and nine months ended December 31, 2025, the Company observed price changes to the trading price per share of Mag Mile’s common stock and recorded a decrease of $125,000 and $800,000, respectively in the Company’s investment. Prior to December 31, 2024, there was no active market for the shares of Mag Mile and the Company carried the investment at cost until such time that there was an indicator of impairment or an observable change in the value of Mag Mile’s shares that could be used to adjust the value of the Company’s investment in those shares. Prior to there being an active market for the shares of Mag Mile, no impairment of the carrying value of the investment was recorded.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Tom Glasner Larsen is the spouse of Mrs. Glaesner, CEO of GK Partners, and was a member of our board of directors from February 23, 2023 until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in NP Bioinnovation A/S (formerly Managementselskabet af 12.08.2020 A/S) until its acquisition by the Company on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin until its acquisition by the Company on May 13, 2024, and a beneficial owner of a controlling interest in Bio-Convert until its acquisition by the Company on November 11, 2024.

Effective April 1, 2022, we issued to GK Partners, for financial services, a warrant (the “2022 GK Warrant”) to purchase up to 600,000 shares of our Common Stock at an exercise price of $10.00 per share, and which had an expiration date of December 31, 2023. The Company determined that the 2022 GK Warrant was not precluded from equity classification and was therefore recorded within additional paid-in capital on the Company’s consolidated balance sheets at its issuance date fair value. On December 22, 2023, the expiration date of the warrant, covering 570,500 remaining unexercised warrant shares, was extended to December 31, 2024. During the nine months ended December 31, 2024, GK Partners exercised a portion of its warrant for 57,600 shares for total proceeds of $576,000. On December 31, 2024 the 2022 GK Warrant expired.

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

During the nine months ended December 31, 2025, GK Partners purchased 49,000 shares of the Company’s common stock at a price of $5.00 per share for gross proceeds of $245,000.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $9,813 and $53,678 for the three months ended December 31, 2025 and 2024, respectively, and $26,305 and $92,312 for the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and March 31, 2025, we had no outstanding payables due to the Affiliate for either period.

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

On June 3, 2024, the Company’s Board of Directors approved a compensation plan under which the Chairman of the Board of Directors will receive compensation of $20,000 per annum, and each other Director will receive compensation of $10,000 per annum, in consideration of their serving on the Corporation’s Board of Directors, payable in equal installments semiannually in arrears, commencing December 31, 2024, without proration for partial terms. As of December 31, 2025, $15,000 is included in accounts payable and accrued expenses.

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

In October 2025, the Company, through its subsidiary NoviThera, purchased intellectual property from Alteral in exchange for 49.9% equity stake in NoviThera, to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis. Mr. Allan Wehnert, who controls Alteral Therapeutics, was appointed CEO of NoviThera. As a result of the purchase, the Company retained a controlling 50.1% ownership interest in NoviThera. The Company expensed the acquired in-process research and development of $1,568 at the acquisition date because the assets had no alternative future use.

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and March 31, 2025:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,125,000	$—	$—	$1,125,000
	$1,125,000	$—	$—	$1,125,000

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,925,000	$—	$—	$1,925,000
	$1,925,000	$—	$—	$1,925,000

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of December 31, 2025 and March 31, 2025, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the nine months ended December 31, 2025, the Company issued 1,687,536 shares of restricted Common Stock to private investors. The purchase price ranged from $1.90-5.00 per share, resulting in total net proceeds of $3.9 million.

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

On October 1, 2025, the Company repurchased 57,642 shares of Common Stock from an existing shareholder for $1.36 per share. The repurchase was made pursuant to the share repurchase program authorized by the Company’s Board of Directors. Following the transaction, 142,358 shares remain authorized for repurchase.

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

The following table summarizes the Company’s stock option activity under the Plan for the nine months ended December 31, 2025. Included in the 925,000 outstanding options are 375,000 performance-based awards and 550,000 service-based awards:

	Number of Stock Options	Weighted-average Exercise Price per Option*	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	825,000	$3.25	9.63	675,000
Granted	100,000	$1.90	—	—
Outstanding as of December 31, 2025	925,000	$3.00	8.96	1,097,500
Exercisable and vested as of December 31, 2025	550,000	$3.00	8.96	1,097,500

*	The weighted-average exercise price excludes the exercise price for the performance awards due to the variable nature of the exercise price. See below for more discussion of the performance awards.

The stock-based compensation expense related to option grants under the Plan was $0 and $137,544, respectively, for the three and nine months ended December 31, 2025 and was recognized within officer compensation on the Company’s consolidated statement of operations and comprehensive loss.

All of the service based awards in the table above were fully vested at issuance and therefore all related compensation expense was recognized in the periods the awards were granted. There was no unrecognized compensation cost related to the service based options as of December 31, 2025. The Performance Awards in the table above will fully vest when the vesting terms are met and expense will be recognized when the vesting event becomes probable. Therefore, no stock-based compensation expense was recorded for the three months ending December 31, 2025.

In November 2024, 375,000 performance awards (the “Performance Awards”) were issued, whose vesting is dependent upon events related to future acquisitions that were not deemed probable of occurring at the time of grant through March 31, 2025. The exercise price of the Performance Awards will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date. Due to the variability in the exercise price of the Performance Awards, that is the exercise price will be equal to the closing price per share on the date preceding the vesting date, the Company concluded that the grant date was not established for accounting purposes. The fair value of the Performance Awards on the date of award was $671,250. As of December 31, 2025, the fair value of the Performance Awards was $1,437,000. The Company did not recognize compensation expense for such awards as the grant date has not been established nor is the achievement of the milestone considered probable. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

The weighted-average grant date fair value per share of options granted during the nine months ended December 31, 2025 was $1.39. The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted in 2025:

Expected volatility	92%
Expected dividend yield	—%
Exercise price	$1.90
Stock price	$1.90
Expected term (years)	5.0
Risk-free rate	3.80%

Due to the variability of the exercise price, which will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date, the Company uses a Monte Carlo simulation model to estimate the fair value of the 375,000 Performance Awards were vesting was not probable as of December 31, 2025. In applying the Monte Carlo simulation model, the Company used the following assumptions in the valuation of the Performance Awards as of December 31, 2025:

Exercise price	Variable
Contractual term (years)	8.87
Volatility (annual)	72%
Risk-free rate	4.0%
Dividend yield (per share)	0%

Equity issued for consulting services

Unrelated to the Plan, the Company issued 30,000 shares of Common Stock to a third party for consulting services, which were valued at $138,979 and recorded as stock-based compensation expense for the nine months ended December 31, 2024.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Orocidin A/S

On May 13, 2024, the Company and certain shareholders of Orocidin, a Danish stock corporation entered into a Stock Purchase and Sale Agreement (“Business Combination”), under which the Company issued 3,800,000 restricted shares of its Common Stock to the Sellers in exchange for 95% of Orocidin’s outstanding shares of capital stock. The shares were valued at $5.00, the closing stock price of the Company on the date of acquisition.

Orocidin is a preclinical-stage biotechnology company, and is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis.

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

Bio-Convert A/S

On November 11, 2024 (the acquisition date), the Company acquired 100% of the outstanding common shares and voting interest of Bio-Convert. The Company accounted for the transaction as a business combination under ASC 805.

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

The following table summarizes the goodwill activity for the nine months ended December 31, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$7,084,829	$18,405,922	$25,490,751
Foreign currency translation adjustment	609,180	1,582,608	2,191,788
Balance as of December 31, 2025	$7,694,009	$19,988,530	$27,682,539

The following table summarizes the in-process research and development activity for the nine months ended December 31, 2025:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$15,679,626	$27,028,453	$42,708,079
Foreign currency translation adjustment	1,348,191	2,324,006	3,672,197
Balance as of December 31, 2025	$17,027,817	$29,352,459	$46,380,276

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for nine months ended December 31, 2025 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract
	Warrants	Price	Term
Outstanding, March 31, 2025	75,000	$10.00	2.75
Issued	—	—	—
Expired/cancelled	—	—	—
Exercised	—	—	—
Outstanding, December 31, 2025	75,000	$10.00	2.00

All of the outstanding warrants are exercisable as of December 31, 2025 with an intrinsic value of $0.

NOTE 12 - SEGMENT REPORTING

The Company operates as a single operating segment, which consists of the Company’s wholly-owned subsidiaries, Orocidin and Bio-Convert, and its majority-owned subsidiary, NoviThera. All subsidiaries are focused on developing medicines supporting oral health. The Company has one reportable segment, which consists of its single operating segment.

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

The Company did not generate any revenue during the three and nine months ended December 31, 2025. The Company has no material intra-entity revenues or expenses. As the Company is currently in the pre-revenue phase, the aforementioned operating expenses are the primary drivers that guide decisions of future spending and to monitor performance.

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

In January 2026, the Company issued to certain private investors a total of 6,000 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross proceeds of $16,500.

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

Overview

Nordicus Partners Corporation is a U.S. publicly listed business accelerator and holding company dedicated to helping Nordic life sciences companies succeed in the American market. By combining Nordic innovation with U.S. operational expertise, Nordicus Partners Corporation creates a distinct advantage in identifying, scaling, and exiting high-potential companies in fast-growing markets with unmet medical needs. Current portfolio companies include the three promising preclinical biotechnology companies Orocidin A/S, Bio-Convert A/S and NoviThera Aps.

Organizational History

We were founded in 1993 and in 2007 were reincorporated from a Massachusetts corporation to a Delaware corporation. We changed our name from CardioTech International, Inc. to AdvanSource Biomaterials Corporation, effective October 15, 2008. On March 3, 2020, we changed our name to EKIMAS Corporation.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company(“Reddington”) providing for the purchase of a total of 511,448 shares of our common stock, on a post-split basis, or approximately 90% of our total shares of common stock outstanding for total cash consideration of $400,000. Reddington purchased the common stock in two tranches on October 12, 2021 (the “First Closing”) and March 15, 2022.

Pursuant to the SPA, the Company effectuated a 1-for-50 reverse stock split on March 11, 2022. Accordingly, on a post-split basis, the shares purchased in connection with the First Closing resulted in Reddington owning 42,273 shares of our common stock. As set forth in the SPA, Reddington then purchased from us on March 15, 2022, an additional 469,175 shares of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 511,448 shares of our common stock, or approximately 90% of our total shares of common stock outstanding.

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

On May 13, 2024, the Company and certain shareholders of Orocidin A/S (the “Orocidin Sellers”), a Danish stock corporation (“Orocidin”) entered into a Stock Purchase and Sale Agreement (the “Agreement”), under which the Orocidin Sellers sold to the Company 525,597 shares of the capital stock of Orocidin (the “Orocidin Shares”), representing 95.0% of Orocidin’s outstanding shares of capital stock. In exchange, the Company issued 3,800,000 restricted shares of its common stock to the Orocidin Sellers. The transaction was consummated on May 13, 2024. Orocidin, is a preclinical-stage biotechnology company which is advancing the next generation of periodontitis therapies.

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

On November 12, 2024, the Company entered into an agreement with Orocidin to acquire the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin. In exchange, the Company issued 200,000 shares of restricted common stock to the selling shareholders of Orocidin. Upon closing of the acquisition, Orocidin became a 100% wholly owned subsidiary of the Company.

On August 7, 2025, (1) Henrik Keller resigned from the Board of Directors of the Company, (2) the Board increased its size from three to five members and (3) appointed Torben S. Jensen, Kim T. Mücke and Andrew J. Ritter to fill the resulting vacancies. On August 7, 2025, the Company executed a Directors Agreement with each of Messrs. Jensen, Mücke and Ritter. Under the Director’s Agreements, each will receive an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members. Messrs. Jensen and Mücke each received options to purchase 25,000 shares of the Company’s common stock at $1.90 per share, and Mr. Ritter received options to purchase 50,000 shares of the Company’s common stock at $1.90 per share. All such options were fully vested on the date of grant and issued as Incentive Stock Options under and subject to the terms and conditions of, the Company’s 2024 Stock Incentive Plan.

In October 2025, the Company formed a new subsidiary named NoviThera, with the objective to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis. The invention was made by Alteral Therapeutics in Denmark and the drug development acquired by NoviThera. Mr. Allan Wehnert, who controls Alteral Therapeutics, was appointed CEO of NoviThera. Upon formation, the Company acquired in-process research and development in exchange for issuing a 49.9% ownership interest in NoviThera and, following the transaction, retained its controlling 50.1% ownership interest in NoviThera.

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

Once the milestones – set by Nordicus – are met, Nordicus will typically offer to acquire the companies outright. The first three acquisitions will be all-stock transactions, with the first two acquisitions (Orocidin and Bio-Convert) having already been completed, fitting Nordicus’ criteria of inclusion. A third partially-owned subsidiary was formed in October 2025, with capital contributions from Nordicus and the contribution of intellectual property by Alteral Therapeutics ApS, a related party of Nordicus.

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

Nordicus’ current life sciences portfolio consists of three promising preclinical biotechnology companies in Orocidin, Bio-Convert, and NoviThera, all of which are led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of all three companies. Orocidin and Bio-Convert were acquired during the fiscal year ended March 31, 2025, and NoviThera was formed in October 2025.

Orocidin is developing a proprietary first-of-its-kind medical treatment for aggressive periodontitis. Bio-Convert is focused on a treatment against oral leukoplakia (OLK) – an oral potentially malignant disorder – by developing a novel proprietary mucoadhesive oral topical formulation designed to treat and reduce dysplasia levels, potentially offering a curative solution for oral leukoplakia.

The companies’ innovative breakthroughs are further strengthened by their oral formulations ensuring prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patients’ outcomes – a major advancement over normal gels and creams.

NoviThera was formed with the objective to research and develop a novel and unique Monoclonal antibody for the treatment of psoriasis.

Orocidin A/S latest development

Orocidin has successfully completed a 14-day toxicology study in hamsters and a test of effectiveness in a Beagle Dog Study, respectively.

In the 14-days toxicology study, all animals exhibited high tolerance to the drug, with no adverse reactions and irritation at the buccal application site. No significant side effects were observed and more importantly, the necroscopic cross examination showed no changes in tissues. The successful completion of this study marks an important milestone for Orocidin, providing the foundation for the upcoming pivotal 8-week toxicity study.

The Beagle Dog Study is the first study that shows Orocidin drug, QR-01, having a direct effect on periodontitis diagnosed beagle dogs. The 13-day small efficacy study was conducted on beagle dogs with clinically confirmed periodontitis. The dogs demonstrated consistent improvements across key clinical endpoints, including the Gingival Index, the Plaque Index and overall periodontal Disease.

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

NoviThera ApS latest development

Formed in October 2025 with intellectual property invented by Alteral Therapeutics, NoviThera is developing a novel anti Monoclonal antibody treatment to cure or prevent the occurrence of psoriasis, an immune-medicated inflammatory disease that causes keratinocyte hyperproliferation and inflammation. The key focus is to develop a human rat model that selectively will express the endogenous pathological peptides and to test this in other relevant animal disease models.

Results of Operations

Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

Operating Expenses

During the three months ended December 31, 2025, we had officer compensation expense of $128,022 compared to $518,654 for the three months ended December 31, 2024, a decrease of $390,632 or 75%. This decrease was primarily due to stock-based compensation for board members in November 2024, partially offset by an increase in salaries for the Company’s chief executive officer and chief financial officer in July 2025. See Note 5 and 9 to our accompanying unaudited condensed consolidated financial statements for more information on these transactions.

For the three months ended December 31, 2025, we had professional fees of $242,603 compared to $158,712 for the three months ended December 31, 2024, an increase of $83,891 or 53%. The primarily due to advisory services supporting planned business development and communication efforts that began in October 2025.

For the three months ended December 31, 2025, we had consulting expense of $10,000 compared to $57,586 expense for the three months ended December 31, 2024, a decrease of $47,586 or 83%. The decrease is due to fees paid to new members of Orocidin’s advisory board and the issuance of restricted stock units to a third party as compensation for consulting services rendered during the three months ended December 31, 2024 that did not occur during the three months ended December 31, 2025.

For the three months ended December 31, 2025, we had general and administrative expenses (“G&A”) of $296,088 compared to $115,050 for the three months ended December 31, 2024, an increase of $181,038 or 157%. The increase in G&A expense is attributable to increased travel expenses as well as increased investor relation expenses. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the three months ended December 31, 2025, we had research and development expense of $445,459 compared to $417,808 for the three months ended December 31, 2024, an increase of $27,651 or 7%. The increase is due to having a full quarter of operations by Bio-Convert compared to a month and a half of operations the prior year.

Other (Expense) Income

For the three months ended December 31, 2025, we recorded $125,352 of other expense compared to $280,001 for the three months ended December 31, 2024 due to changes in fair value of investments for the three months ended December 31, 2024.

Other Comprehensive Income (Loss)

For the three months ended December 31, 2025, we recorded a loss of $80,088 on foreign currency translation adjustments compared to a loss of $61,580 for the three months ended December 31, 2024. The increase is primarily driven by a fluctuations in foreign exchange rates.

Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024

Operating Expenses

During the nine months ended December 31, 2025, we had officer compensation expense of $478,774 compared to $617,200 for the nine months ended December 31, 2024, a decrease of $138,426 or 22%. This decrease was primarily due to stock-based compensation for board members in November 2024, partially offset by an increase in salaries for the Company’s chief executive officer and chief financial officer in July 2025. See Note 5 to our accompanying unaudited condensed consolidated financial statements for more information on these transactions.

For the nine months ended December 31, 2025, we had professional fees of $639,566 compared to $230,922 for the nine months ended December 31, 2024, an increase of $408,644 or 177%. The increase is largely due to increased legal and accounting expenses related to and following the acquisitions of Orocidin and Bio-Convert.

For the nine months ended December 31, 2025, we had $13,160 of consulting expense compared to $207,586 for the nine months ended December 31, 2024, a decrease of $194,426 or 94%. The decrease is due to issuance of Common Stock to third parties as compensation for consulting services rendered during the nine months ended December 31, 2024 that did not occur during the nine months ended December 31, 2025.

For the nine months ended December 31, 2025, we had G&A expense of $710,227 compared to $219,149 for the nine months ended December 31, 2024, an increase of $491,078 or 224%. The increase in G&A expense is attributable to increased travel expenses as well as increased investor relation expenses. In addition, there was an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the nine months ended December 31, 2025, we had research and development expense of $1,323,809 compared to $761,017 for the nine months ended December 31, 2024, an increase of $562,792 or 74%. The increase is primarily due to research and development costs incurred by Bio-Convert which was not acquired until November 2024.

Other (Expense) Income

For the nine months ended December 31, 2025, we recorded a loss of $800,348 of other expense compared to $280,002 for the nine months ended December 31, 2024 due to changes in fair value of investments for the nine months ended December 31, 2024.

Other Comprehensive Income (Loss)

For the nine months ended December 31, 2025, we recorded a gain of $4,883,567 on foreign currency translation adjustments compared to a loss of $45,039 for the nine months ended December 31, 2024. The increase is primarily driven by a higher volume of intangible assets denominated in Danish Krone and fluctuations in foreign exchange rates.

Liquidity and Capital Resources

In August 2025, our Board of Directors authorized a share repurchase program which permits us to repurchase up to an aggregate of 200,000 shares of our Common Stock from existing shareholders only, solely in privately negotiated transactions, at a purchase price per share not greater than the then-current market price as determined based on the last reported sale price of our Common Stock on our principal trading market. We are not obligated to repurchase any shares and may suspend or terminate the program at any time. Repurchased shares may be held as treasury stock or retired, as determined by management. The repurchase program will remain in effect until the earliest of (i) the repurchase of 200,000 shares, (ii) 12 months from the date the program was authorized, or (iii) revocation by further Board action. On October 1, 2025, the Company repurchased 57,642 shares of Common Stock from an existing shareholder for $1.36 per share. The repurchase was made pursuant to the share repurchase program authorized by the Company’s Board of Directors. Following the transaction, 142,358 shares remain authorized for repurchase.

In September 2025, we applied to uplist its common stock to the Nasdaq Capital Market (“Nasdaq”). Pending the requisite approvals, the Company will endeavor to raise capital through the sale of its common stock on terms available to entities listed on the Nasdaq.

During the nine months ended December 31, 2025, we used cash of $3,649,699 in operating activities compared to $899,517 used in operating activities during the nine months ended December 31, 2024. This increase is primarily due to the increase in operating expenses of $1,655,008, as detailed in the preceding section, and increases in changes in assets and liabilities of $1,127,412, partially offset by net noncash operating activity of $32,238.

During the nine months ended December 31, 2025, we had net cash used in investing activities of $12,029 compared to $156,174 provided by investing activities during the nine months ended December 31, 2024. The decrease was primarily attributable to cash acquired from the business combination with Orocidin and Bio-Convert, which occurred during the nine months ended December 31, 2025.

During the nine months ended December 31, 2025, we received $3,828,572 from financing activities primarily related to issuance of common stock. During the nine months ended December 31, 2024, we received $766,450 from financing activities primarily related to proceeds from the issuance of common stock and the exercise of warrants.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Our chief executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, using the Internal Control - Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures as of December 31, 2025, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. We intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October through December 2025, we issued to 18 private investors a total of 541,000 restricted shares of our common stock, par value $0.001 per share. The price per share was $2.75.

The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other applicable jurisdiction’s securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdiction’s securities laws.

We claim an exemption from registration for the issuance of the shares pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) and (c) of Regulation D thereunder, since the foregoing issuances did not involve a public offering, each recipient was (i) an “accredited investor”; and/or (ii) had access to similar documentation and information as would be required in a registration statement under the Securities Act, and each such recipient represented that it acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The issuance of the shares was also exempt under Regulation S under the Securities Act as the offering was made to non-U.S. Persons, was made with no directed selling efforts in the U.S. and otherwise were made in accordance with the requirements of the Securities Act.

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

Dated: February 13, 2026	Nordicus Partners Corporation

By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive

By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

