Form 10-K
period 2026-03-31
Nordicus Partners Corp
filed 2026-07-14
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-11737

NORDICUS PARTNERS CORPORATION

(Name of registrant as specified in its charter)

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2025 closing price reported by OTCQB, was approximately $21,126,694.

As of July 14, 2026, there were 19,173,896 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

Part I

Item 1. Business

Corporate History

We were founded in 1993, reincorporated in Delaware in 2007, changed our name to AdvanSource Biomaterials Corporation in 2008 and changed our name to EKIMAS Corporation in 2020.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”) providing for Reddington’s purchase of a total of 511,448 shares of our common stock, on a post-split basis, or approximately 90% of our total outstanding common stock, for total cash consideration of $400,000. Reddington purchased the common stock in two tranches, which closed on October 12, 2021 (the “First Closing”) and March 15, 2022.

Pursuant to the SPA, the Company effected a 1-for 50 reverse stock split on March 11, 2022 (the “Reverse Split”). On a post-split basis, Reddington acquired 42,273 shares at the First Closing and an additional 469,175 shares at the March 15, 2022 second closing, after which of our common stock, on a post-split basis (the “Second Closing”). After the issuance thereof Reddington owned 511,448 shares of our common stock, or approximately 90% of our total outstanding common stock.

On February 23, 2023, the Company acquired NP Bioinnovation A/S (formerly Nordicus Partners A/S and Managementselskabet af 12.08.2020 A/S), a Danish stock corporation, pursuant to a contribution agreement with NP Bioinnovation A/S, GK Partners ApS, Henrik Rouf and Life Science Power House ApS. The sellers contributed 100% of the issued and outstanding capital stock of NP Bioinnovation A/S to the Company in exchange for an aggregate of 250,000 shares of the Company’s common stock, and NP Bioinnovation A/S became a wholly owned subsidiary of the Company.

On February 23, 2023, Tom Glaesner Larsen and Christian Hill-Madsen were appointed directors of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD.

On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a commercial real estate mortgage banking firm headquartered in Chicago.

On June 9, 2023, Mr. Tom Glaesner Larsen resigned as a director of the Company and Henrik Keller was appointed as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S. Subsequently on March 10, 2025, Managementselskabet af 12.08.2020 A/S changed its name to NP Bioinnovation A/S.

On May 13, 2024, the Company acquired a 95% interest in Orocidin A/S (“Orocidin”), a Danish preclinical-stage biotechnology company advancing next-generation of periodontitis therapies, in exchange for 3,800,000 restricted shares of the Company’s common stock.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

On November 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value of each class remained $0.001. All common stock share, option, warrant and per share amounts, except our authorized but unissued shares, have been retroactively adjusted in these consolidated financial statements and related disclosures.

On November 11, 2024, the Company announced that it had entered into an agreement to acquire 100% of the outstanding shares of Bio-Convert A/S (“Bio-Convert”), a Denmark-based preclinical-stage biotechnology company developing treatments for oral leukoplakia, in exchange for 12,000,000 restricted shares of the Company’s common stock.

On November 12, 2024, the Company acquired the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S, in exchange for 200,000 restricted shares of of the Company’s common stock, after which Orocidin A/S became a wholly owned subsidiary of the Company.

On August 7, 2025, (1) Henrik Keller resigned from the Board of Directors of the Company, (2) the Board increased its size from three to five members and (3) Torben S. Jensen, Kim T. Mücke and Andrew J. Ritter were appointed to fill the resulting vacancies. The Company executed a director agreement with each of Messrs. Jensen, Mücke and Ritter, under which each will receive an annual cash retainer of $10,000, payable in two installments per calendar year in accordance with the Company’s standard compensation plan for Board members. Messrs. Jensen and Mücke also each received options to purchase 25,000 shares of the Company’s common stock at $1.90 per share, and Mr. Ritter received options to purchase 50,000 shares of the Company’s common stock at $1.90 per share. All such options were fully vested on the date of grant and issued as incentive stock options under, and subject to the terms and conditions of, the Company’s 2024 Stock Incentive Plan.

In October 2025, the Company formed NoviThera ApS (“NoviThera”) to research and develop monoclonal antibody (MaB) therapy for the treatment of psoriasis. The invention and initial development were made and performed by Alteral Therapeutics (“Alteral”), a Denmark-domiciled related party of the Company. Mr. Allan Wehnert, who controls Alteral, was appointed Chief Executive Officer of NoviThera. In exchange for contributing intellectual property to NoviThera, Alteral received a 49.9% ownership interest in NoviThera, and the Company retained a 50.1% ownership interest.

On November 10, 2025, the Board created (1) a Nominating and Corporate Governance Committee, consisting of Peter Severin (Chairman), Kim T. Mücke and Andrew J. Ritter; (2) an Audit Committee, consisting of Kim T. Mücke (Chairman), Peter Severin and Andrew J. Ritter; and (3) a Compensation Committee, consisting of Andrew J. Ritter (Chairman), Peter Severin and Kim T. Mücke. The Board also adopted a Code of Conduct and Ethics, an Insider Trading Policy, a Whistleblower Policy and a Compensation Recovery Policy.

Our Business

Nordicus Partners Corporation (“Nordicus” or the “Company”), U.S. publicly listed biotech company specializing in developing breakthrough therapeutics in diseases with unmet medical needs. Nordicus focuses on acquiring and developing drugs from innovative biotech companies in the Nordics, a region known for its brilliant scientists, exceptional life science ecosystem and drug discoveries and developments. Nordicus is dedicated to developing breakthrough therapeutics in diseases with unmet medical needs – starting with oral disorders. Its scientific foundation targets inflammation and immune modulation. In 2024, Nordicus acquired 100% of Orocidin A/S, a Danish preclinical-stage biotech company developing next-generation therapies for periodontitis and 100% of Bio-Convert A/S, a Danish preclinical-stage biotech company dedicated to revolutionizing the treatment of oral leukoplakia.

Nordicus’ portfolio diversification strategy positions it as a stable and resilient company, mitigating risk with significant upside potential.

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

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies in Orocidin A/S and Bio-Convert A/S led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies. In October 2025 Nordicus formed a third subsidiary, NoviThera, also to be led by Allan Wehnert.

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

The companies’ innovative breakthroughs are further strengthened by their oral formulations, which ensure prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patient outcomes – a major advancement over normal gels and creams.

NoviThera is developing a drug for the treatment of psoriasis, an immune-mediated inflammatory disease that causes keratinocyte hyperproliferation and inflammation.

Orocidin A/S

Orocidin A/S has successfully completed a 14-day toxicology study in hamsters and two tests of effectiveness in a Beagle Dog Study and Wistar Rat Study.

In the 14-day toxicology study, all animals exhibited high tolerance to the drug, with no adverse reactions or irritation at the buccal application site. No significant side effects were observed and more importantly, the necropsy cross-examination showed no changes in tissues. The successful completion of this study marks an important milestone for Orocidin A/S, providing the foundation for the upcoming pivotal 8-week toxicity study.

The Beagle Dog Study is the first study that shows Orocidin A/S’s drug, QR-01, having a direct effect on beagle dogs diagnosed with periodontitis. The 13-day small efficacy study was conducted on beagle dogs with clinically confirmed periodontitis. The dogs demonstrated consistent improvements across key clinical endpoints, including the Gingival Index, the Plaque Index and overall periodontal disease.

Moreover, QR-01 was well tolerated, with no adverse side effects reported throughout the treatment period. This represents a significant milestone for Orocidin’s lead product, QR-01, and strengthens Nordicus’ and Orocidin’s confidence as Orocidin prepares for the upcoming human pilot efficacy study.

In the second efficacy study, rats with induced periodontitis treated with QR-01 demonstrated improvements in Probing Depth (PD-mm), Gingival Index (GI), Bleeding on Probing (BOP) and Plaque Levels (PL). More importantly, lower bone loss was demonstrated in treated rats compared to non-treated rats measured by micro-CT scanning. Until now, this has not been demonstrated.

In summary, Orocidin has now demonstrated efficacy in treating periodontitis in two different animals using two methods. The first Phase IIa clinical trial in patients is now anticipated to start in the first half of 2027 at the University of Copenhagen in Denmark.

Bio-Convert

Bio-Convert’s QR-02 compound targets oral leukoplakia (OLK), which consists of potentially pre-cancerous lesions in the mouth, with up to a 30% conversion rate to oral cancer. No approved medical treatment exists for OLK, with surgery the only true alternative.

The company’s proprietary oral gel QR-02 has several unique advantages, including antitumor and antiviral effects, reducing the risk of dysplasia and enabling more precise and efficient treatment, compared to methods used today.

Bio-Convert obtained a toxicity waiver from the Danish Medicine Agency (DKMA) for QR-02 and is currently finalizing its GMP (Good Manufacturing Practice) product, expected to be completed by December 2026 in Germany. Bio-Convert anticipates moving into Phase IIa clinical trials in Europe beginning in the first half of 2027.

NoviThera

NoviThera’s QR-04 compound has the goal of developing a novel monoclonal antibody treatment designed to cure psoriasis or prevent its occurrence. Currently, no permanent cure for psoriasis exists, leading to a significant unmet medical need for patients and substantial market potential.

NoviThera recently completed a study in mice, and with such study demonstrated biological proof of concept.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We use, store and process data for and about our employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Audit Committee (and before its creation in November 2025, the full Board of Directors), we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks.

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

Item 2. Properties

None.

Item 3. Legal Proceedings

We are not the subject of any pending legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which such person has an interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective August 1, 2020, we voluntarily downgraded from the OTCQB Market to the OTC PINK tier of the OTC Markets. On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD. On May 9, 2024, we relisted on the OTCQB Market. In September 2025 we applied to uplist to the Nasdaq Capital Market and are awaiting final approval.

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

Holders

As of July 14, 2026, there were approximately 405 stockholders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227-2950.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On May 23, 2024, the Company entered into an agreement with FORCE Family Office for the provision of consulting services for a fee consisting of 30,000 restricted shares of the Company’s common stock.

On May 13, 2024, the Company acquired a 95.0% interest in Orocidin A/S (“Orocidin”), a Danish preclinical-stage biotechnology company advancing next-generation periodontitis therapies, in exchange for 3,800,000 restricted shares of the Company’s common stock.

On November 11, 2024, the Company announced that it had entered into an agreement to acquire 100% of the outstanding shares of Bio-Convert A/S (“Bio-Convert”), a Denmark-based preclinical-stage biotechnology company developing treatments for oral leukoplakia, in exchange for 12,000,000 restricted shares of the Company’s common stock.

On November 12, 2024, the Company acquired the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S in exchange for 200,000 restricted shares of the Company’s common stock, after which Orocidin A/S became a wholly owned subsidiary of the Company.

On November 27, 2024, the Company entered into a Professional Relations and Consulting Agreement with ESG Advisor Group, L.L.C. (“ESG”) for the provision of investor relations and related services. The term of the agreement was to expire on November 30, 2025, subject to termination by either party after three months on 30 days’ prior notice. On January 15, 2025, the Company elected to terminate the agreement as of February 27, 2025. Under the agreement, ESG was entitled to receive 19,500 shares of restricted common stock, which were issued on January 23, 2025.

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

Effective December 30, 2024, a new warrant was issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the common stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant expired on December 31, 2025. The Company determined that the 2024 GK Warrant was precluded from being classified within equity and was liability classified under ASC Topic 815, Derivatives and Hedging. During the year ended March 31, 2025, GK Partners exercised a portion of its 2024 GK Warrant for a total of 35,176 shares. The exercise price ranged from $8.91 to $8.95 per share for total proceeds of $313,455. As of March 31, 2025, the 2024 GK Warrant was terminated. Therefore, as of March 31, 2026, the Company recognized no warrant liability on the consolidated balance sheet. The measurement of fair value of the 2024 GK Warrants was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current as of March 31, 2026 presented in Note 6. The change in fair value resulting from the issuance of the 2024 GK Warrant was recognized in change in fair value of warrant liability (related party) in the amount of $172,715 on the consolidated statement of operations and comprehensive loss for the year ended March 31, 2025. On March 31, 2025, the 2024 GK Warrants were terminated, and the remaining shares were recorded at a fair value of $167,000 to additional paid in capital due to the related party relationship.

In October through March 2026, we issued to private investors a total of 1,850,036 restricted shares of our common stock, par value $0.001 per share. The purchase price ranged from $1.90-5.00 per share,

The shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other applicable jurisdiction’s securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdiction’s securities laws.

We claim an exemption from registration for the issuance of the shares pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) and (c) of Regulation D thereunder, since the foregoing issuances did not involve a public offering, each recipient was (i) an “accredited investor” and/or (ii) had access to similar documentation and information as would be required in a registration statement under the Securities Act, and each such recipient represented that it acquired the securities for investment only and not with a view toward, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The shares are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The issuance of the shares was also exempt under Regulation S under the Securities Act as the offering was made to non-U.S. persons, was made with no directed selling efforts in the U.S. and otherwise was made in accordance with the requirements of the Securities Act.

On March 13, 2026, the Company entered into an agreement with an unaffiliated party for the provision of consulting services for a fee consisting of 60,000 restricted shares of the Company’s common stock.

On March 16, 2026, the Company entered into an agreement with an unaffiliated party for the provision of consulting services for a fee consisting of 24,000 restricted shares of the Company’s common stock.

Issuer Purchase of Securities

On October 1, 2025, the Company repurchased 57,642 shares of common stock from an existing shareholder for $1.36 per share. The repurchase was made pursuant to the share repurchase program authorized by the Company’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2026

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by the Board of Directors (1)	925,000	3.00	6,075,000	(1)
	925,000	3.00	6,075,000

(1)	All such options were issued under the Company’s 2024 Stock Incentive Plan. The Company’s 2017 Non-Qualified Equity Incentive Plan was terminated on June 17, 2024. At the time of termination, no options were outstanding under the 2017 Plan.

Stock Repurchase Plan

In June 2001, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 250,000 of our shares of common stock. In June 2004, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock. In August 2025, the Board of Directors authorized the purchase of an additional 200,000 shares of common stock. Since June 2001, a total of 303,021 shares have been repurchased by us under the share repurchase program, leaving 646,979 shares remaining to be purchased under the share repurchase program. The Company repurchased 57,642 and zero shares during the fiscal years ended March 31, 2026 and 2025, respectively. The share repurchase program authorizes repurchases from time to time in open market transactions, through privately negotiated transactions, block transactions or otherwise, at times and prices deemed appropriate by management, and is not subject to an expiration date.

Stockholder Rights Plan

Our Board of Directors approved the adoption of a stockholder rights plan (the “Rights Plan”) under which all stockholders of record as of February 8, 2008 received rights to purchase shares of a new series of preferred stock (the “Rights”). The Rights were distributed as a dividend. Initially, the Rights attached to, and traded with, our common stock. Subject to the terms, conditions and limitations of the Rights Plan, the Rights become exercisable if (among other things) a person or group acquires 15% or more of our common stock. Upon such an event, and payment of the purchase price, each Right (except those held by the acquiring person or group) will entitle the holder to acquire shares of the Company’s common stock (or the economic equivalent thereof) having a value equal to twice the purchase price. Our Board of Directors may redeem the Rights prior to the time they are triggered. In the event of an unsolicited attempt to acquire us, the Rights Plan is intended to facilitate the full realization of our stockholder value and the fair and equal treatment of all of our stockholders. The Rights Plan will not prevent a takeover attempt. Rather, it is intended to guard against abusive takeover tactics and encourage anyone seeking to acquire us to negotiate with the Board of Directors. We did not adopt the Rights Plan in response to any particular proposal.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this Annual Report.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report, except as required by U.S. federal securities laws.

Overview

Nordicus Partners Corporation is a U.S. publicly listed biotech company specializing in developing breakthrough therapeutics for diseases with unmet medical needs. Current portfolio companies include the three promising preclinical biotechnology companies Orocidin A/S, Bio-Convert A/S and NoviThera ApS.

Organizational History Summary

Our detailed corporate history is described in Item 1. In summary, after our pre-2021 history as a Delaware corporation under prior names, the Company underwent a change-of-control transaction with Reddington Partners LLC beginning in October 2021, completed reverse stock splits in March 2022 and November 2024, acquired NP Bioinnovation A/S in February 2023, changed its name to Nordicus Partners Corporation and ticker symbol to NORD in May 2023, acquired Orocidin A/S and Bio-Convert A/S in 2024, formed NoviThera ApS in October 2025 and expanded its board and governance committee structure in 2025.

Our Business

Nordicus Partners Corporation (“Nordicus” or the “Company”) is a U.S. publicly listed biotech company specializing in developing breakthrough therapeutics for diseases with unmet medical needs. Nordicus focuses on acquiring and developing drugs from innovative biotech companies in the Nordics, a region known for its scientists, life sciences ecosystem and drug discoveries and developments. Nordicus is dedicated to developing breakthrough therapeutics in diseases with unmet medical needs – starting with oral disorders. Its scientific foundation targets inflammation and immune modulation. In 2024, Nordicus acquired 100% of Orocidin A/S, a Danish preclinical-stage biotech company developing next-generation therapies for periodontitis and 100% of Bio-Convert A/S, a Danish preclinical-stage biotech company dedicated to developing treatments for oral leukoplakia.

Nordicus’ portfolio diversification strategy positions it as a stable and resilient company, mitigating risk with significant upside potential.

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

Nordicus aims to take all portfolio companies’ drug developments through Phase I. Upon completion of Phase I, the following options will be considered:

1	Sale or merger of the portfolio company.

2	Further development through the next clinical phases.

3	Strategic partnership with a large pharmaceutical company that will invest in Nordicus for further drug development.

4	Stand-alone Initial Public Offering (IPO).

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies, Orocidin A/S and Bio-Convert A/S, led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies. In October 2025, the Company formed a third subsidiary, NoviThera, also led by Alan Wehnert.

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

The companies’ innovative breakthroughs are further strengthened by their oral formulations, which ensure prolonged adhesion for 12-24 hours and controlled release of the active ingredient, enhancing drug efficacy and patient outcomes – a major advancement over normal gels and creams.

NoviThera is developing a drug for the treatment of psoriasis, an immune-mediated inflammatory disease that causes keratinocyte hyperproliferation and inflammation.

Orocidin A/S

Orocidin A/S has successfully completed a 14-day toxicology study in hamsters and two tests of effectiveness in a Beagle Dog Study and a Wistar Rat Study.

In the 14-day toxicology study, all animals exhibited high tolerance to the drug, with no adverse reactions or irritation at the buccal application site. No significant side effects were observed and more importantly, the necropsy cross-examination showed no changes in tissues. The successful completion of this study marks an important milestone for Orocidin A/S, providing the foundation for the upcoming pivotal 8-week toxicity study.

The Beagle Dog Study is the first study that shows Orocidin A/S’s drug, QR-01, having a direct effect on beagle dogs diagnosed with periodontitis. The 13-day small efficacy study was conducted on beagle dogs with clinically confirmed periodontitis. The dogs demonstrated consistent improvements across key clinical endpoints, including the Gingival Index, the Plaque Index and overall periodontal disease.

Moreover, QR-01 was well tolerated, with no adverse side effects reported throughout the treatment period. This represents a significant milestone for Orocidin’s lead product, QR-01, and strengthens Nordicus’ and Orocidin’s confidence as Orocidin prepares for the upcoming human pilot efficacy study.

In the second efficacy study, rats with induced periodontitis treated with QR-01 demonstrated improvements in Probing Depth (PD-mm), Gingival Index (GI), Bleeding on Probing (BOP) and Plaque Levels (PL). More importantly, lower bone loss was demonstrated in treated rats compared to non-treated rats measured by micro-CT scanning. Until now, this has not been demonstrated.

In summary, Orocidin has now demonstrated efficacy in treating periodontitis in two different animals using two methods. The first Phase IIa clinical trial in patients is now anticipated to start in the first half of 2027 at the University of Copenhagen in Denmark.

Bio-Convert

Bio-Convert’s QR-02 compound targets oral leukoplakia (OLK), which consists of potentially pre-cancerous lesions in the mouth, with up to a 30% conversion rate to oral cancer. No approved medical treatment exists for OLK, with surgery the only true alternative.

The company’s proprietary oral gel QR-02 has several unique advantages, including antitumor and antiviral effects, reducing the risk of dysplasia and enabling more precise and efficient treatment, compared to methods used today.

Bio-Convert obtained a toxicity waiver from the Danish Medicine Agency (DKMA) for QR-02 and is currently finalizing its GMP (Good Manufacturing Practice) product, expected to be completed by December 2026 in Germany. Bio-Convert anticipates moving into Phase IIa clinical trials in Europe beginning in the first half of 2027.

NoviThera

NoviThera’s QR-04 compound has the goal to develop a novel anti-monoclonal antibody treatment designed to cure psoriasis or prevent its occurrence. Currently, no permanent cure for psoriasis exists, leading to a significant unmet medical need for patients and huge market potential.

NoviThera recently completed a study in mice, and with such study demonstrated biological proof of concept.

Results of Operations

Fiscal Year Ended March 31, 2026 Compared to the Fiscal Year Ended March 31, 2025

Revenue

During the year ended March 31, 2026, we had no revenue relating to consulting income compared to $5,000 for the year ended March 31, 2025, a decrease of $5,000 or 100%.

Operating Expenses

During the year ended March 31, 2026, we had officer compensation expense of $615,284 compared to $662,554 for the year ended March 31, 2025, a decrease of $47,270 or 7%. This decrease was primarily due to stock-based compensation for board members in November 2024, partially offset by an increase in salaries for the Company’s chief executive officer and chief financial officer in July 2025. See Note 5 to our accompanying consolidated financial statements for more information on these transactions.

For the year ended March 31, 2026, we had professional fees of $940,727 compared to $351,773 for the year ended March 31, 2025, an increase of $588,954 or 167%. The increase was primarily due to increased legal and accounting expenses related to the acquisition of NoviThera during the year ended March 31, 2026 and accounting and legal expenses for prior acquisitions of Orodicin and Bio Convert.

For the year ended March 31, 2026, we had consulting expense of $317,960 compared to $248,878 expense for the year ended March 31, 2025, an increase of $69,082 or 28%. The increase is due to the issuance of restricted stock units to a third party as compensation for consulting services rendered during the year ended March 31, 2026 related to our Nasdaq uplist application.

For the year ended March 31, 2026, we had general and administrative expenses (“G&A”) of $890,055 compared to $331,724 for the year ended March 31, 2025, an increase of $558,331 or 168%. The increase in G&A expense is attributable to increased staff salaries along with the addition of additional administrative assistance, a media advisor, and an increase in costs related to directors and officers insurance resulting from the expansion of the business.

For the year ended March 31, 2026, we had research and development expense of $1,606,972 compared to $1,329,436 for the year ended March 31, 2025, an increase of $277,536 or 21%. The increase was primarily driven by increased operations of NoviThera, which was formed during the year ended March 31, 2026, and by increased activities of NP Bioinnovation A/S. Both subsidiaries contributed a full year of operations following their respective acquisitions, with activities focused on advancing Orodicin and Bio Convert.

Other (Expense) Income

For the year ended March 31, 2026, we recorded $324,194 of other income compared to $2,085 for the year ended March 31, 2025 due to changes in fair value of investments.

Other Comprehensive Income (Loss)

For the year ended March 31, 2026, we recorded a gain of $3,699,514 on foreign currency translation adjustments compared to a gain of $618,233 for the year ended March 31, 2025. The increase is primarily driven by the strengthening of the Danish Krone against the U.S. Dollar by approximately 6.15% from March 31, 2025 to March 31, 2026, which increased the U.S. Dollar value of our DKK-denominated net assets upon translation.

Liquidity and Capital Resources

In August 2025, our Board of Directors authorized a share repurchase program which permits us to repurchase up to an aggregate of 200,000 shares of our Common Stock from existing shareholders only, solely in privately negotiated transactions, at a purchase price per share not greater than the then-current market price as determined based on the last reported sale price of our Common Stock on our principal trading market. We are not obligated to repurchase any shares and may suspend or terminate the program at any time. Repurchased shares may be held as treasury stock or retired, as determined by management. The repurchase program will remain in effect until the earliest of (i) the repurchase of 200,000 shares, (ii) 12 months from the date the program was authorized, or (iii) revocation by further Board action. On October 1, 2025, the Company repurchased 57,642 shares of Common Stock from an existing shareholder for $1.36 per share. The repurchase was made pursuant to the share repurchase program authorized by the Company’s Board of Directors. Following the transaction, 646,979 shares remain authorized for repurchase.

In September 2025, we applied to uplist its common stock to the Nasdaq Capital Market (“Nasdaq”). Pending the requisite approvals, the Company will endeavor to raise capital through the sale of its common stock on terms available to entities listed on the Nasdaq.

During the year ended March 31, 2026, we used cash of $4,324,775 in operating activities compared to $1,284,615 used in operating activities during the year ended March 31, 2025. This increase is primarily due to the increase in net loss of $1,129,524, as detailed in the preceding section, and decreases in changes in assets and liabilities of $1,365,407, and net noncash operating activity of $545,229.

During the year ended March 31, 2026, we had net cash used in investing activities of $10,158 compared to $147,812 provided by investing activities during the year ended March 31, 2025. The decrease was primarily attributable to no acquisitions in the current year in which the Company obtained cash.

During the year ended March 31, 2026, we received $4,335,448 from financing activities primarily related to issuance of common stock. During the year ended March 31, 2025, we received $1,079,927 from financing activities primarily related to proceeds from the issuance of common stock and the exercise of warrants.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain amounts included in or affecting the consolidated financial statements presented in this Form 10-K and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting estimates” for the Company. Management evaluates such estimates on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Indefinite-lived Intangible Assets

We account for indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets (e.g. IPR&D), are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change that indicate that an asset might be impaired. Pursuant to ASC 350, we test indefinite-lived intangible assets for impairment by comparing their fair values to their carrying values. Fair value is estimated using an income approach based on discounted cash flow methodologies that incorporate significant assumptions including projected revenues, probability-adjusted development and commercialization assumptions, discount rates and other market participant assumptions. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.

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

Goodwill

We assess goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We regularly monitor current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing our annual goodwill impairment test, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, we consider certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. We are also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If we choose to undertake the qualitative assessment and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then proceed to the quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying amount, which includes goodwill. Fair value is estimated using an income approach based on discounted cash flow methodologies that incorporate significant assumptions including projected revenues, operating results, probability-adjusted cash flows, discount rates and other market participant assumptions. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded. We assess goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data

NORDICUS PARTNERS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nordicus Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordicus Partners Corporation and Subsidiaries (“the Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Analysis for In-Process R&D & Goodwill – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company records material In-Process R&D and Goodwill balances as a result of the acquisition of two subsidiaries during prior periods. We determined such transactions to be material to the financial statements and involve subjective auditor judgement in evaluating the Company’s impairment analyses as of yearend. Therefore, we determined these transactions are critical audit matters.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s impairment analyses of its indefinite-lived in-process research and development (“IPR&D”) assets and goodwill included the following, among others:

●	We obtained and reviewed the Company’s valuation specialist’s reports supporting the annual goodwill impairment analysis.

●	We evaluated the significant estimates and inputs used in the goodwill impairment analysis, including projected revenue, operating expenses, probability-of-success adjustments, income taxes, net working capital, capital expenditures, discount rates, and terminal value assumptions.

●	We evaluated management’s conclusion that no impairment of the Company’s goodwill or indefinite-lived intangible IPR&D assets was indicated by considering the reporting-unit fair values determined in the third-party goodwill impairment analysis and considering whether those analyses supported the carrying value of the related IPR&D assets.

●	We evaluated the competence, capabilities, and objectivity of management’s valuation specialist and concluded they possessed the appropriate knowledge, skills, and experience to perform the valuation.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

July 14, 2026

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025

ASSETS
Current assets:
Cash	$20,878	$19,914
Prepaid expenses and other current assets	512,006	37,656
Total current assets	532,884	57,570
In-process research and development	45,506,471	42,708,079
Property, plant, and equipment, net	8,207	—
Goodwill	27,161,000	25,490,751
Investment in Mag Mile Capital, Inc.	2,250,000	1,925,000
Other assets	4,784	64,929
Total assets	$75,463,346	$70,246,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,111,096	$1,062,661
Note payable	60,000	—
Total current liabilities	1,171,096	1,062,661
Deferred tax liability	10,054,367	9,318,414
Total liabilities	11,225,463	10,381,075

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A Junior; $0.001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, undesignated; $0.001 par value; 4,500,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.001 par value; 50,000,000 shares authorized; 19,128,896 and 17,252,502 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively	19,187	17,253
Treasury stock; 57,796 and 154 shares at cost at March 31, 2026 and March 31, 2025, respectively	(108,722)	(30,328)
Additional paid-in capital	110,842,830	106,047,792
Accumulated other comprehensive income	4,314,899	615,385
Accumulated deficit	(50,786,534)	(46,784,848)
Total equity attributed to the parent	64,281,660	59,865,254
Non-controlling interest	(43,777)	—
Total stockholders’ equity	64,237,883	59,865,254
Total liabilities and stockholders’ equity	$75,463,346	$70,246,329

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	March 31,
	2026	2025
Revenue	$—	$5,000

Operating expenses:
Officer compensation	615,284	662,554
Professional fees	940,727	351,773
Consulting expense	317,960	248,878
General and administrative	890,055	331,724
Research and development	1,606,972	1,329,436
Total operating expenses	4,370,998	2,924,365

Loss from operations	(4,370,998)	(2,919,365)

Other (expense) income:
Interest expense	(642)	(200)
Change in fair value of warrant liability (related party)	—	(172,715)
Change in fair value of investment	325,000	175,000
Other expense	(164)	—
Total other (expense) income	324,194	2,085

Loss before provision for income taxes	(4,046,804)	(2,917,280)
Provision for income tax	—	—
Net loss	(4,046,804)	(2,917,280)
Net loss attributable to noncontrolling interests	(45,118)	(15,959)
Net loss attributable to Nordicus Partners Corporation	$(4,001,686)	$(2,901,321)

Other comprehensive income (loss):
Foreign currency translation adjustment	$3,700,073	$618,233
Comprehensive income (loss)	(301,613)	(2,283,088)
Net comprehensive income attributable to noncontrolling interests	559	—
Comprehensive income (loss) attributable to Nordicus Partners Corporation	$(302,172)	$(2,283,088)

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.22)	$(0.32)

Weighted average common shares outstanding - basic and diluted	18,121,508	9,205,061

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	to Parent	Interest	Equity
Balance at March 31, 2024	1,110,226	1,110	—	—	—	—	45,696,761	(43,883,527)	(30,328)	(2,848)	1,781,168	—	1,781,168
Common Stock issued in Orocidin business combination	3,800,000	3,800	—	—	—	—	18,996,200	—	—	—	19,000,000	—	19,000,000
Exercise of warrants	92,776	93	—	—	—	—	895,100	—	—	—	895,193	—	895,193
Cancellation of liability-classified warrants – Related party	—	—	—	—	—	—	167,000	—	—	—	167,000	—	167,000
Common Stock issued for services	30,000	30	—	—	—	—	138,949	—	—	—	138,979	—	138,979
Forgiveness of debt - related party	—	—	—	—	—	—	13,886	—	—	—	13,886	—	13,886
Vesting of restricted stock units - ESG Advisory Group	19,500	20	—	—	—	—	(20)	—	—	—	—	—	—
Recognition of non-controlling interest in acquisition of Orocidin	—	—	—	—	—	—	—	—	—	—	—	450,000	450,000
Orocidin issuance of common stock in capital raise	—	—	—	—	—	—	183,663	—	—	—	183,663	9,667	193,330
Stock-based compensation	—	—	—	—	—	—	527,625	—	—	—	527,625	—	527,625
Common Stock issued in Bio-Convert business combination, net (See Note 10)	12,000,000	12,000	—	—	—	—	38,985,120	—	—	—	38,997,120	—	38,997,120
Common Stock issued to acquire remaining equity of Orocidin (See Note 10)	200,000	200	—	—	—	—	443,508	—	—	—	443,708	(443,708)	—
Net loss	—	—	—	—	—	—	—	(2,901,321)	—	—	(2,901,321)	(15,959)	(2,917,280)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	618,233	618,233	—	618,233
Balance at March 31, 2025	17,252,502	17,253	—	—	—	—	106,047,792	(46,784,848)	(30,328)	615,385	59,865,254	—	59,865,254
Stock-based compensation	—	—	—	—	—	—	137,544	—	—	—	137,544	—	137,544
Issuance of restricted common stock	1,850,036	1,850	—	—	—	—	4,351,992	—	—	—	4,353,842	—	4,353,842
Restricted common Stock issued for services	84,000	84	—	—	—	—	304,716	—	—	—	304,800	—	304,800
Equity issued by subsidiary in connection with acquisition of intellectual property	—	—	—	—	—	—	786	—	—	—	786	782	1,568
Repurchase of shares	(57,642)	—	—	—	—	—	—	—	(78,394)	—	(78,394)	—	(78,394)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,699,514	3,699,514	559	3,700,073
Net loss	—	—	—	—	—	—	—	(4,001,686)	—	—	(4,001,686)	(45,118)	(4,046,804)
Balance at March 31, 2026	19,128,896	$19,187	—	—	—	—	$110,842,830	$(50,786,534)	(108,722)	$4,314,899	$64,281,660	$(43,777)	$64,237,883

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(4,046,804)	$(2,917,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	304,800	138,979
Stock-based compensation	137,544	527,625
Change in fair value of warrant liability (related party)	—	172,715
Loss on sale of assets	163	—
Change in fair value of investment	(325,000)	(175,000)
Non-cash expense of IPR&D	1,559	—
Amortization of website costs	5,198	5,174
Changes in assets and liabilities:
Prepaid expenses and other current assets	(403,553)	(8,784)
Other assets	(1,160)	(60,089)
Accounts payable and accrued expenses	(81,637)	1,032,045
Foreign currency remeasurement	84,115	—
Net cash used in operating activities	(4,324,775)	(1,284,615)

Cash flows from investing activities:
Proceeds from sale of plant, property, and equipment	7,597	—
Purchase of plant, property, and equipment	(17,755)	—
Cash paid for website costs	—	(2,374)
Cash acquired in business combinations	—	150,186
Net cash (used in) provided by investing activities	(10,158)	147,812

Cash flows from financing activities:
Cash paid for stock issuance costs in business combinations	—	(2,880)
Repurchase of common stock	(78,394)	—
Proceeds from issuance of common stock	4,353,842	—
Proceeds from issuance of note payable	60,000	—
Proceeds from Orocidin issuance of common stock in capital raise	—	193,330
Proceeds from exercise of warrants	—	889,477
Net cash provided by financing activities	4,335,448	1,079,927

Net change in cash	515	(56,876)
Effect of exchange rate on cash	449	26,857
Cash at beginning of period	19,914	49,933
Cash at end of period	$20,878	$19,914

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosures of non-cash information:
NoviThera equity issued for intellectual property	$1,568	$—
Common Stock issued for the acquisition of Bio-Convert	$—	$39,000,000
Common Stock issued for the acquisition of Orocidin	$—	$19,000,000
Cancellation of liability-classified warrants – related party	$—	$167,000
Forgiveness of debt - related party	$—	$13,886

The accompanying notes are an integral part of these consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

We were founded in 1993, reincorporated in Delaware in 2007, changed our name to AdvanSource Biomaterials Corporation in 2008 and changed our name to EKIMAS Corporation in 2020.

On October 12, 2021, we entered into a Stock Purchase Agreement (the “SPA”) with Reddington Partners LLC, a California limited liability company (“Reddington”), providing for Reddington’s purchase of a total of 511,448 shares of our common stock, on a post-split basis, or approximately 90% of our total outstanding common stock, for total cash consideration of $400,000. Reddington purchased the common stock in two tranches, which closed on October 12, 2021 (the “First Closing”) and March 15, 2022.

Pursuant to the SPA, the Company effected a 1-for-50 reverse stock split on March 11, 2022 (the “Reverse Split”). On a post-split basis, Reddington acquired 42,273 at the First Closing and an additional 469,175 shares at the March 15, 2022 second closing, after which Reddington owned 511,448 shares of our common stock, or approximately 90% of our total outstanding common stock.

On February 23, 2023, the Company acquired NP Bioinnovation A/S (formerly Nordicus Partners A/S and Managementselskabet af 12.08.2020 A/S), a Danish stock corporation, pursuant to a contribution agreement with NP Bioinnovation A/S, GK Partners ApS, Henrik Rouf and Life Science Power House ApS. The sellers contributed 100% of the issued and outstanding capital stock of NP Bioinnovation A/S to the Company in exchange for an aggregate of 250,000 shares of the Company’s common stock, and NP Bioinnovation A/S became a wholly owned subsidiary of the Company.

On February 23, 2023, Tom Glaesner Larsen and Christian Hill-Madsen were appointed directors of the Company.

On May 17, 2023, the Company changed its name to Nordicus Partners Corporation and its ticker symbol to NORD. On June 1, 2023, the Company acquired a 4.99% interest in Mag Mile Capital, Inc., a commercial real estate mortgage banking firm headquartered in Chicago.

On June 9, 2023, Mr. Tom Glaesner Larsen resigned as a director of the Company and Henrik Keller was appointed as his replacement.

On November 29, 2023, the Company’s subsidiary, Nordicus Partners A/S, changed its name to Managementselskabet af 12.08.2020 A/S. Subsequently on March 10, 2025, Managementselskabet af 12.08.2020 A/S changed its name to NP Bioinnovation A/S.

On May 13, 2024, the Company acquired a 95% interest in Orocidin A/S (“Orocidin”), a Danish preclinical-stage biotechnology company advancing next-generation periodontitis therapies, in exchange for 3,800,000 restricted shares of the Company’s common stock.

On June 3, 2024, Mr. Christian Hill-Madsen resigned as a director of the Company and Peter Severin was appointed as his replacement.

On November 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock, rounding up for fractional shares. The reverse stock split had no effect on the Company’s authorized shares of common stock or preferred stock, and the par value of each class remained $0.001. All common stock share, option, warrant and per-share amounts, except authorized but unissued shares, have been retroactively adjusted in these consolidated financial statements and related disclosures.

On November 11, 2024, the Company announced that it had entered into an agreement to acquire 100% of the outstanding shares of Bio-Convert A/S (“Bio-Convert”), a Denmark-based preclinical-stage biotechnology company developing treatments for oral leukoplakia, in exchange for 12,000,000 restricted shares of the Company’s common stock.

On November 12, 2024, the Company acquired the remaining 29,663 outstanding shares, or approximately 5%, of Orocidin A/S in exchange for 200,000 restricted shares of the Company’s common stock, after which Orocidin A/S became a wholly owned subsidiary of the Company.

On August 7, 2025, (1) Henrik Keller resigned from the Board of Directors of the Company, (2) the Board increased its size from three to five members and (3) Torben S. Jensen, Kim T. Mücke and Andrew J. Ritter were appointed to fill the resulting vacancies. The Company executed a director agreement with each of Messrs. Jensen, Mücke and Ritter, under which each will receive an annual cash retainer of $10,000, payable in two installments per calendar year in accordance with the Company’s standard compensation plan for Board members. Messrs. Jensen and Mücke also each received options to purchase 25,000 shares of the Company’s common stock at $1.90 per share, and Mr. Ritter received options to purchase 50,000 shares of the Company’s common stock at $1.90 per share. All such options were fully vested on the date of grant and issued as incentive stock options under, and subject to the terms and conditions of, the Company’s 2024 Stock Incentive Plan.

In October 2025, the Company formed NoviThera ApS (“NoviThera”) to research and develop a monoclonal antibody (MaB) therapy for the treatment of psoriasis. The invention and initial development were made and performed by Alteral Therapeutics (“Alteral”), a Denmark-domiciled related party of the Company. Mr. Allan Wehnert, who controls Alteral, was appointed Chief Executive Officer of NoviThera. In exchange for contributing intellectual property to NoviThera, Alteral received a 49.9% ownership interest in NoviThera, and the Company retained a 50.1% ownership interest.

On November 10, 2025, the Board created (1) a Nominating and Corporate Governance Committee, consisting of Peter Severin (Chairman), Kim T. Mücke and Andrew J. Ritter; (2) an Audit Committee, consisting of Kim T. Mücke (Chairman), Peter Severin and Andrew J. Ritter; and (3) a Compensation Committee, consisting of Andrew J. Ritter (Chairman), Peter Severin and Kim T. Mücke. The Board also adopted a Code of Conduct and Ethics, an Insider Trading Policy, a Whistleblower Policy and a Compensation Recovery Policy.

Description of Business

Nordicus Partners Corporation (“Nordicus” or the “Company”) is a U.S. publicly listed biotech company specializing in developing breakthrough therapeutics in diseases with unmet medical needs. Nordicus focuses on acquiring and developing drugs from innovative biotech companies in the Nordics, a region known for its brilliant scientists, exceptional life science ecosystem and drug discoveries and developments. Nordicus is dedicated to developing breakthrough therapeutics in diseases with unmet medical needs – starting with oral disorders.

Its scientific foundation targets inflammation and immune modulation. In 2024, Nordicus acquired 100% of Orocidin A/S, a Danish preclinical-stage biotech company developing next-generation therapies for periodontitis and 100% of Bio-Convert A/S, a Danish preclinical-stage biotech company dedicated to revolutionizing the treatment of oral leukoplakia.

Nordicus’ portfolio diversification strategy positions it as a stable and resilient company, mitigating risk with significant upside potential.

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

Nordicus aims to take all portfolio companies’ drug developments through Phase I. Upon completion of Phase I, the following options will be considered:

1	Sale or merger of the portfolio company.

2	Further development through the next clinical phases.

3	Strategic partnership with a large pharmaceutical company that will invest in Nordicus for further drug development.

4	Stand-alone Initial Public Offering (IPO).

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies in Orocidin A/S and Bio-Convert A/S led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies. In October 2025 formed a third subsidiary, NoviThera, also to be led by Alan Wehnert.

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

NoviThera is developing a drug for the treatment of psoriasis, an Immune-medicated inflammatory disease that causes keratinocyte hyperproliferation and inflammation.

Orocidin A/S

Orocidin A/S has successfully completed a 14-day toxicology study in hamsters and two tests of effectiveness in a Beagle Dog Study and a Wistar Rat Study.

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

In the second efficacy study, rats with induced periodontitis treated with QR-01 demonstrated improvements in Probing Depth (PD-mm), Gingival Index (GI), Bleeding on Probing (BOP) and Plaque Levels (PL). More importantly, lower bone loss was demonstrated in treated rats compared to non-treated rats measured by micro-CT scanning. Until now, this has not been demonstrated.

In summary, Orocidin has now demonstrated efficacy in treating periodontitis in two different animals using 2 methods. The first Phase IIa clinical trials study in patients is now anticipated to start in the first half of 2027 at the University of Copenhagen in Denmark.

Bio-Convert

Bio-Convert’s QR-02 compound targets Oral Leukoplakia (OLK), which are potentially pre-cancerous lesions in the mouth, with up to a 30% conversion rate to oral cancer. No approved medical treatment exists for OLK, with surgery the only true alternative.

The company’s proprietary oral gel QR-02 has several unique advantages, including antitumor & antiviral effects, reducing the risk of dysplasia and enabling more precise and efficient treatment, compared to any methods used today.

Bio-Convert obtained a toxicity waiver from the Danish Medicine Agency’s (DKMA) for QR-02 and is currently finalizing its GMP (Good Manufacturing Practice) product to be completed by December 2026 in Germany. Bio-Convert anticipates moving into Phase IIa clinical trials in Europe beginning the first half of 2027.

NoviThera

NoviThera’s QR-04 compound has the goal to develop a novel anti-monoclonal antibody treatment designed to cure psoriasis or prevent its occurrence. Currently, no permanent cure for psoriasis exists, leading to a significant unmet medical need for patients and huge market potential.

NoviThera recently completed a study in mice, and with such study demonstrated biological proof of concept.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Reverse Stock Split

On November 8, 2024, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding Common Stock, rounding up to account for any fractional shares. The reverse stock split had no effect on the Company’s authorized shares of Common Stock or Preferred Stock and the par value of both remained unchanged at $0.001. All Common Stock share, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these condensed consolidated financial statements and related disclosures.

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

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 and March 31, 2025.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries—NP Bioinnovation A/S, Orocidin, and Bio-Convert—and its majority-owned subsidiary, NoviThera. All significant intercompany transactions have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s Chief operating decision-maker (“CODM”), the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. See Note 14 for more information.

Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The accounts of the Company’s subsidiaries are maintained in Danish krone. In accordance with, Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, all assets and liabilities are translated at the current exchange rate at respective balance sheets dates, stockholders’ equity transactions are translated at the historical rates and statement of operations accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reported in other comprehensive income (loss) in accordance with ASC Topic 220, Reporting Comprehensive Income (“ASC 220”) in the condensed consolidated statements of operations and in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and all changes to the consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive income (loss) is inclusive of net loss and foreign currency translation adjustments.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant date based on the fair value of the awards. The Company accounts for forfeitures as they occur. Compensation cost for service awards is recognized using the straight-line method over the vesting period. Compensation cost for performance awards is recognized when the vesting condition becomes probable of occurring. Stock-based compensation is included in officer compensation, general and administrative, research and development, and consulting expense in the condensed consolidated statements of operations and comprehensive loss.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss).

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of March 31, 2026, there were 1,000,000 potentially dilutive shares of Common Stock from 75,000 equity-classified warrants and 925,000 stock options. As of March 31, 2025, there were 900,000 potentially dilutive shares of common stock from equity-classified warrants. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the condensed consolidated financial statements from the acquisition date.

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

During the year ended March 31, 2025, the Company completed its determination of the fair values of purchase consideration for Bio-Convert, inclusive of non-cash consideration paid by the Company and in-process research and development. The measurement period adjustment resulted in (i) a $26,475,819 increase in in-process research and development recorded and (ii) recognition of a $5,868,647 deferred tax liability associated with the in-process research and development asset. The net effect of such measurement period adjustments was recorded as an adjustment to goodwill.

During the year ended March 31, 2025, the Company completed its determination of the fair values of purchase consideration, inclusive of non-cash consideration paid by the Company and the fair value of non-controlling interest, and in-process research and development. The measurement period adjustment resulted in (i) a $450,000 net increase in total consideration paid, (ii) a $15,457,444 increase in in-process research and development recorded, and (iii) recognition of a $3,449,767 deferred tax liability associated with the in-process research and development asset. The net effect of such measurement period adjustments was recorded as an adjustment to goodwill.

Goodwill

The Company assesses goodwill for impairment on an annual basis or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. Fair value is estimated using an income approach based on discounted cash flow methodologies that incorporate significant assumptions including projected revenues, operating results, probability-adjusted cash flows, discount rates and other market participant assumptions. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the years ended March 31, 2026 and 2025.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain in-process research and development (IPR&D) assets acquired via the Company’s business combinations with Orocidin and Bio-Convert detailed in Note 10, for impairment by comparing their fair values to their carrying values. Fair value is estimated using an income approach based on discounted cash flow methodologies that incorporate significant assumptions including projected revenues, probability-adjusted development and commercialization assumptions, discount rates and other market participant assumptions. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. The Company did not record an impairment charge during the years ended March 31, 2026 and 2025.

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

Following the creation of NoviThera in October 2025 and the issuance of equity in NoviThera to Alteral, the Company determined that NoviThera was a VIE, and that the Company was the primary beneficiary. While the Company owned 50.1% of NoviThera’s equity interests, the remaining equity interests in NoviThera are owned by a related party, and the agreement with the related party provided the Company with greater voting rights based on each party’s equity interest. Accordingly, the Company consolidated its interest in NoviThera under the VIE rules and reflected the related parties’ interests in the condensed consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. Income and losses were allocated to the non-controlling interest holders based on its economic ownership percentage.

Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

The consolidated balance sheet as of March 31, 2026 includes balances for NoviThera of $4,616 of cash,$5,707 for prepaid expenses and other current assets, $12,556 for other assets, and $91,422 accounts payable and accrued expenses.

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

Income Taxes

The following table summarizes the deferred income tax activity for the year ended March 31, 2026:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$3,449,767	$5,868,647	$9,318,414
Foreign currency translation adjustment	225,776	510,177	735,953
Balance as of March 31, 2026	$3,675,543	$6,378,824	$10,054,367

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09, effective March 31, 2026, in these consolidated financial statements. ASU 2023-09 only impacted the disclosures and did not otherwise impact the consolidated financial statements. See Note 12, Income Taxes, for disclosures related to the adoption of ASU 2023-09.

Recently Issued Accounting Pronouncements

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has recognized nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $50,786,534 and held cash of $20,878 as of March 31, 2026. As a result, the Company’s current funds will not be sufficient to meet its needs for more than twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s recent acquisitions, its generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and through private placements of Common Stock. In April 2026, the Company issued to a certain private investor for a total of 45,000 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross proceeds of $0.1 million. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

There is an active market for the shares of Mag Mile as of March 31, 2026. Therefore, the investment had an observable change in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. During the year ended March 31, 2026, the Company observed price changes to the trading price per share of Mag Mile’s common stock and recorded an increase of $325,000 in the Company’s investment. Prior to December 31, 2024, there was no active market for the shares of Mag Mile and the Company carried the investment at cost until such time that there was an indicator of impairment or an observable change in the value of Mag Mile’s shares that could be used to adjust the value of the Company’s investment in those shares. Prior to there being an active market for the shares of Mag Mile, no impairment of the carrying value of the investment was recorded.

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

During the year ended March 31, 2026, GK Partners purchased 49,000 shares of the Company’s common stock at a price of $5.00 per share for gross proceeds of $245,000.

In July 2025, NP Bioinnovation A/S entered into a short-term lease agreement with GK Partners. NP Bioinnovation A/S incurred $37,776 of expense related to the lease agreement.

For the year ended March 31, 2026, GK Partners provided services to the Company’s subsidiaries totaling approximately $126,658.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $3,665 and $79,463 for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and March 31, 2025, we had no outstanding payables due to the Affiliate for either period.

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

On June 3, 2024, the Company’s Board of Directors approved a compensation plan under which the Chairman of the Board of Directors will receive compensation of $20,000 per annum, and each other Director will receive compensation of $10,000 per annum, in consideration of their serving on the Corporation’s Board of Directors, payable in equal installments semiannually in arrears, commencing December 31, 2024, without proration for partial terms. As of March 31, 2026, $15,000 is included in accounts payable and accrued expenses.

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

In October 2025, the Company, through its subsidiary NoviThera, purchased intellectual property from Alteral in exchange for 49.9% equity stake in NoviThera, to research and develop a novel and unique Monoclonal antibody (MaB) as a novel innovative therapy for the treatment of psoriasis. Mr. Allan Wehnert, who controls Alteral Therapeutics, was appointed CEO of NoviThera. As a result of the purchase, the Company retained a controlling 50.1% ownership interest in NoviThera. The Company expensed the acquired in-process research and development of $527,625 at the acquisition date because the assets had no alternative future use.

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and March 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$2,250,000	$—	$—	$2,250,000
	$2,250,000	$—	$—	$2,250,000

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$1,925,000	$—	$—	$1,925,000
	$1,925,000	$—	$—	$1,925,000

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of March 31, 2026 and March 31, 2025, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the year ended March 31, 2026, the Company issued 1,850,036 shares of restricted Common Stock to private investors. The purchase price ranged from $1.90-5.00 per share, resulting in total net proceeds of $4.4 million.

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

The following table summarizes the Company’s stock option activity under the Plan for the year ended March 31, 2026. Included in the 925,000 outstanding options are 375,000 performance-based awards and 550,000 service-based awards:

	Number of Stock Options	Weighted-average Exercise Price per Option*	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	825,000	$3.25	9.63	675,000
Granted	100,000	$1.90	—	—
Outstanding as of March 31, 2026	925,000	$3.00	8.71	135,000
Exercisable and vested as of March 31, 2026	550,000	$3.00	8.71	135,000
Vested and expected to vest as of March 31, 2026	550,000	$3.00	8.71	135,000

*	The weighted-average exercise price excludes the exercise price for the performance awards due to the variable nature of the exercise price. See below for more discussion of the performance awards.

The stock-based compensation expense related to option grants under the Plan was $137,544, for the year ended March 31, 2026 and was recognized within officer compensation on the Company’s consolidated statement of operations and comprehensive loss.

All of the service based awards in the table above were fully vested at issuance and therefore all related compensation expense was recognized in the periods the awards were granted. There was no unrecognized compensation cost related to the service based options as of March 31, 2026. The Performance Awards in the table above will fully vest when the vesting terms are met and expense will be recognized when the vesting event becomes probable. Therefore, no stock-based compensation expense was recorded for the Performance Awards for the year ended March 31, 2026.

In November 2024, 375,000 performance awards (the “Performance Awards”) were issued, whose vesting is dependent upon events related to future acquisitions that were not deemed probable of occurring at the time of grant through March 31, 2025. The exercise price of the Performance Awards will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date. Due to the variability in the exercise price of the Performance Awards, that is the exercise price will be equal to the closing price per share on the date preceding the vesting date, the Company concluded that the grant date was not established for accounting purposes. The fair value of the Performance Awards on the date of award was $671,250. As of March 31, 2026, the fair value of the Performance Awards was $924,000. The Company did not recognize compensation expense for such awards as the grant date has not been established nor is the achievement of the milestone considered probable. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

The weighted-average grant date fair value per share of options granted during the year ended March 31, 2026 was $1.38. The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted in 2026:

Expected volatility	92%
Expected dividend yield	—%
Exercise price	$1.90
Stock price	$1.90
Expected term (years)	5.0
Risk-free rate	3.80%

Due to the variability of the exercise price, which will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date, the Company uses a Monte Carlo simulation model to estimate the fair value of the 375,000 Performance Awards where vesting was not probable as of March 31, 2026. In applying the Monte Carlo simulation model, the Company used the following assumptions in the valuation of the Performance Awards as of March 31, 2026:

Exercise price	Variable
Contractual term (years)	8.63
Volatility (annual)	73%
Risk-free rate	4.1%
Dividend yield (per share)	0%

Equity issued for consulting services

For the years ended March 31, 2026 and 2025, unrelated to the Plan, the Company issued 84,000 and 30,000 shares of Common Stock to a third party for consulting services, respectively, which were valued at $304,000 and $138,979, respectively, and recorded with general and administrative expense.

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

The following table summarizes the goodwill activity for the year ended March 31, 2026:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$7,084,829	$18,405,922	$25,490,751
Foreign currency translation adjustment	464,225	1,206,024	1,670,249
Balance as of March 31, 2026	$7,549,054	$19,611,946	$27,161,000

The following table summarizes the in-process research and development activity for the year ended March 31, 2026:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2025	$15,679,626	$27,028,453	$42,708,079
Foreign currency translation adjustment	1,027,387	1,771,005	2,798,392
Balance as of March 31, 2026	$16,707,013	$28,799,458	$45,506,471

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for year ended March 31, 2026 is as follows:

Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contract
	Warrants	Price	Term
Outstanding, March 31, 2025	75,000	$10.00	2.75
Issued	—	—	—
Expired/cancelled	—	—	—
Exercised	—	—	—
Outstanding, March 31, 2026	75,000	$10.00	1.75

All of the outstanding warrants are exercisable as of March 31, 2026 with an intrinsic value of $0.

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

For financial reporting purposes, loss before provision for income taxes, includes the following components:

	March 31, 2026	March 31, 2025
Domestic	$(1,279,724)	$(1,378,769)
Foreign	(2,767,080)	(1,538,511)
Loss before income taxes	$(4,046,804)	$(2,917,280)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Notes to Consolidated Financial Statements - Income Taxes for additional details on the adoption of ASU 2023-09. The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	March 31, 2026
	Amount	Rate
Federal tax benefit	$(188,090)	(21.0)%
Foreign expense (benefit)	3,830	0.4%
Temporary differences	(39,366)	(4.4)%
Valuation allowance change	223,626	25.0%
Total income tax expense	$—	—%

As previously disclosed for the year ended March 31, 2025, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

March 31, 2025
Federal statutory tax rate	21.0%
Foreign rate differential	0.5%
Permanent differences	(4.7)%
Increase in valuation allowance	(16.8)%
Effective tax rate	—%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

	March 31, 2026	March 31, 2025
Deferred Tax Assets:
Stock-based compensation	$28,884	$—
Net operating loss carryforwards	5,302,399	5,253,078
Total gross deferred tax assets	5,331,283	5,253,078
Valuation allowance	(5,331,283)	(5,253,078)
Net deferred tax assets	$—	$—

Deferred Tax Liabilities:
In-process research and development intangible assets	$(9,318,414)	$(9,318,414)
Total deferred tax liabilities	(9,318,414)	(9,318,414)

Net deferred tax liability	$(9,318,414)	$(9,318,414)

At March 31, 2026 and 2025, the Company had net operating loss carry forwards of approximately $25,190,000 and $24,941,000, respectively, that may be offset against future taxable income. During the years ended March 31, 2026 and 2025, the total change in the valuation allowance was $223,626 and $490,656, respectively. Net operating loss carryforwards of approximately $20,762,400 can be carried forward for 20 years and begin to expire in 2024. Net operating loss carryforward amounts of $10,732,500 can be carried forward indefinitely, but are limited to 80% of taxable income in any one year. The Company has net operating loss carryforwards that have resulted in deferred tax assets of approximately $5,302,399, of which $930,000 have no expiration date. The Company maintains certain earnings as indefinitely reinvested in operations outside of the United States, for which no deferred income taxes have been provided. Determination of the amount of unrecognized deferred tax liability, if any, associated with such earnings is not practicable. No tax benefit has been reported in the March 31, 2026, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. A portion of the Company’s deferred tax liability, totaling $735,953, relates to the income tax effect of foreign currency translation adjustments on its foreign subsidiaries, which was recorded through other comprehensive income

The Company’s ability to use its net operating loss carryforwards may be substantially limited due to ownership change limitations that may occur as required by Section 382 of the Internal Revenue Code of 1986 as amended. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since incurring losses. If the Company has completed an ownership change, utilization of the net operating loss carryforwards would be subject to annual limitations under Section 382. Any limitation could result in expiration of a portion of the net operating loss carryforwards before utilization. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 13 - NOTE PAYABLE

On February 18, 2026, Nordicus Partners Corporation entered into a demand promissory note (the “Note”) with Reddington, in the aggregate amount of $40,000. The Note bears interest at a rate equal to the lesser of 6.0% per annum and the maximum rate permitted by applicable law. Interest is calculated on the basis of a 365-day year and actual days elapsed.

The outstanding principal balance, together with all accrued and unpaid interest, is due and payable on demand by the Lender and, accordingly, is classified as a current liability on the balance sheet. In the event of default, including nonpayment or certain insolvency events, the Payee may declare all amounts immediately due and payable and may pursue customary remedies, including collection costs and attorneys’ fees. The Company may prepay the Note, in whole or in part, at any time without premium or penalty. Payments made under the Note are applied first to accrued interest and then to principal.

On March 6, 2026, the Company entered into an additional demand promissory note with the same lender under substantially identical terms, pursuant to which the Company borrowed an additional $20,000.

As of March 31, 2026 and 2025, the principal balance due was $60,000 and $0, respectively. The Company recorded accrued interest expense of $345 and $0 for the years ended March 31, 2026 and 2025, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 14 - SEGMENT REPORTING

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

The Company did not generate any revenue during the year ended March 31, 2026. The Company has no material intra-entity revenues or expenses. As the Company is currently in the pre-revenue phase, the aforementioned operating expenses are the primary drivers that guide decisions of future spending and to monitor performance.

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

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following:

In March and April 2026, the Company issued to five private investors for a total of 201,500 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross proceeds of $0.6 million.

In March through June 2026 an affiliate of our chief executive officer, Henrik Rouf, loaned to the company $22,000 pursuant to demand promissory notes bearing interest at 6% per annum.

On July 7, 2026, Andrew J. Ritter resigned from the Board of Directors of the Company, effective immediately. He also resigned from the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of March 31, 2026, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control (2013). Based on this assessment, our management concluded that, as of March 31, 2026, our internal controls over financial reporting were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended March 31, 2026 and 2025. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Henrik Rouf	59	Chief Executive Officer
Christian Hill-Madsen (1)	60	Director
Bennett J. Yankowitz	71	Director and Chief Financial Officer
Henrik Keller (2)	71	Director
Peter Severin (3)	62	Director
Torben S. Jensen (4)	61	Director
Kim T. Mücke (4)	61	Director
Andrew J. Ritter (5)	43	Director (resigned effective July 7, 2026)

(1)	Resigned from the Board on June 3, 2024.
(2)	Resigned from the Board on August 7, 2025.
(3)	Appointed to the Board on June 3, 2024.
(4)	Appointed to the Board on August 7, 2025.
(5)	Appointed to the Board on August 7, 2025, resigned effective July 7, 2026.

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

Bennett J. Yankowitz—Chief Financial Officer and Director. Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He is also chief executive officer of Gold Vault Capital, LLC. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and of Stroock & Stroock & Lavan LLP. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company and was its Chief Executive Officer from 2008 to 2014. He was chief financial officer and a member of the board of directors of RocketFuel Blockchain, Inc. from 2015 to 2025. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars.

Our Board has concluded that Mr. Yankowitz is an appropriate person to represent management on our Board of Directors given his position as our Chief Financial Officer, his professional credentials, and his understanding of corporate regulatory matters and merger and acquisition activities.

Torben Jensen—Director. Mr. Jensen has more than 35 years of experience in finance and has during the years developed and funded projects and companies in real estate, energy, venture, life science and medico. He has previously been CEO and Chairman of the Board of two listed companies on Nasdaq. From 2019 to 2024 he was a Senior Partner in GK Partners ApS, a corporate finance house and a major shareholder in the Company, where he was the head of funding for projects. Furthermore, he has served as the Chief Executive Officer of AC Nordic since December 2024, also a major shareholder in the Company.

Kim T. Mücke—Director. Mr. Münke is a Danish state authorized public accountant (authorization deposited in 2025). He was partner with Deloitte (Denmark) from 2002 to 2022 where he, among others, served as signing partner for various listed companies including companies that underwent IPO processes. In the years 2023-2024, Mr. Mücke was Head of Corporate Clients for BDO (Denmark). From January 1, 2025, Mr. Mücke has started as independent advisor, specialized in financial reporting, risk management and corporate governance. Mr. Mücke has a master’s degree in Auditing and Accounting from the Copenhagen Business School.

Andrew J. Ritter—Director (Resigned). Mr. Ritter has served as the Chief Executive Officer and a director of Cairns Health, an innovator in AI-powered remote care solutions supporting home and senior care, since September 2023. Previously, Mr. Ritter was the Chief Executive Officer of Docbot, an AI-driven MedTech company, from January 2021 to December 2022. He also founded and served as Chief Executive Officer of Ritter Pharmaceuticals, a biotechnology company focusing on gastrointestinal diseases, from March 2004 to May 2020. In addition, he served as a founding director of Myosin Therapeutics, a biotech spin-out from Scripps Research, from October 2021 to January 2025. Mr. Ritter earned a B.A. in political science at the University of Southern California and a Master of Business Administration at the Wharton School, University of Pennsylvania. On July 7, 2026, Andrew J. Ritter resigned from the Board of Directors of the Company, effective immediately.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2026.

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

Committees of the Board of Directors

On November 10, 2025, the Board created (1) a Nominating and Corporate Governance Committee, consisting of Peter Severin (Chairman), Kim T. Mücke and Andrew J. Ritter; (2) an Audit Committee, consisting of Kim T. Mücke (Chairman), Peter Severin and Andrew J. Ritter; and (3) a Compensation Committee, consisting of Andrew J. Ritter (Chairman), Peter Severin and Kim T. Mücke. The Board also adopted a Code of Conduct and Ethics, an Insider Trading Policy, a Whistleblower Policy and a Compensation Recovery Policy.

On July 7, 2026, Andrew J. Ritter resigned from the Board of Directors of the Company, effective immediately. He also resigned from the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation for services rendered to us in all capacities for the fiscal years ended March 31, 2026 and 2025 by our named executive officer and former named executive officer.

Named Executive Officer	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bennett J. Yankowitz	2026	$105,000	$—	$—	$—	$105,000
Chief Financial Officer	2025	$60,000	$—	$354,875	$—	$414,875

Henrik Rouf	2026	$300,000	$—	$—	$—	$300,000
Chief Executive Officer	2025	$120,000	$—	$709,750	$—	$829,750

(1)	Calculated based on the grant-date fair value of the option awards granted during the fiscal year.

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

Outstanding Equity Awards at 2026 Fiscal Year-End

	Option Awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Henrik Keller	25,000	-	-	$3.25	11/15/2034
Henrik Rouf	250,000	-	-	$3.25	11/15/2034
Henrik Rouf (1)	-	250,000	-	$3.25	11/15/2034
Peter Severin	50,000	-	-	$3.25	11/15/2034
Bennett J. Yankowitz	125,000	-	-	$3.25	11/15/2034
Bennett J. Yankowitz (1)	-	125,000	-	$3.25	11/15/2034
Bennett J. Yankowitz (2)	25,000			$10.00	12/31/2027
Andrew J. Ritter	50,000			$1.90	8/7/2035
Torben S. Jensen	25,000			$1.90	8/7/2035
Kim T. Mucke	25,000			$1.90	8/7/2035

(1). Such options become vested on the closing date of the next acquisition by the Company of a company with a minimum independent valuation of $100 million.

 (2). Consist of warrants that were granted outside of the 2024 Stock Incentive Plan.

Option Exercises and Stock Vested During Fiscal 2026

There were no options exercised during the fiscal year ended March 31, 2026.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of June 18, 2026 of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of June 18, 2026. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Henrik Rouf (CEO) 280 S. Beverly Dr., Suite 505 Beverly Hills, CA 90212 USA	265,973	(2)	1.4%

Bennett Yankowitz (CFO & Director) 280 S. Beverly Dr., Suite 505 Beverly Hills, CA 90212 USA	150,000	(3)	0.8%

Henrik Keller (Former Director) Bernstoffslund Alle 59 2920 Charlottenlund Denmark	25,000		0.1%

Peter Severin (Director/Chairman) Blaamunkevangen 1 3120 Dronningmoelle Denmark	50,000		0.3%

Andrew J. Ritter (Director) 11811 San Vicente Blvd. Los Angeles, CA 90049 USA	50,000		0.3%

Kim T. Mucke (Director) Oesterbrogade 110, 3_ 2100 Copenhagen Oe Denmark	97,399	(4)	0.1%

Torben Steen Jensen (Director) Strandvejen 60, 5 2900 Hellerup Denmark	3,144,335	(5)	16.3%

All officers and directors as a group (7 persons)	3,710,308		19.3%

Kiri Lillan Glaesner Dyrehavevej 3B 2930 Klampenborg Denmark	3,259,025	(6)	17.0%

Allan Traugott Wehnert Dyrehavevej 3B 2930 Klampenborg Denmark	5,296,131	(7)	27.6%

Christian Hill-Madsen Mesterlodden 3A, 1. 2820 Gentofte Denmark	1,098,973	(8)	5.7%

(1)	Based on 19,798,896 shares of common stock as of June 18, 2026, composed of 19,173,896 outstanding shares of our common stock, 550,000 shares of our common stock underlying outstanding incentive stock options and 75,000 shares of our common stock underlying outstanding warrants.
(2)	Includes 15,333 shares of our common stock owned by Reddington Partners LLC, of which Mr. Rouf is the sole beneficial owner and 250,000 shares of our common stock underlying outstanding incentive stock options.
(3)	On November 28, 2022, Mr. Yankowitz was granted a warrant to purchase 25,000 shares of our common stock at $10.00 per share. Also includes 125,000 shares of our common stock underlying outstanding incentive stock options.
(4)	Consists of 72,399 shares owned by KTM ApS, a company 100% owned by Mr. Mücke, and 25,000 shares of our common stock underlying outstanding incentive stock options.
(5)	Held through AC Nordic ApS, which is controlled by Mr. Jensen. Includes incentive stock options to purchase 25,000 shares.
(6)	Held through GK Partners ApS, which is controlled by Mrs. Glaesner.
(7)	Held through Alteral Therapeutics ApS, which Mr. Wehnert controls. Mr. Wehnert is the CEO of the Company’s subsidiaries Orocidin A/S, Bio-Convert A/S and NoviThera ApS.
(8)	Held through ABCHill Holding ApS, which is controlled by Mr. Hill-Madsen. Mr. Hill-Madsen was formerly a director of the Company and is the CEO of the Company’s subsidiary, NP Bioinnovation A/S.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Mr. Tom Glaesner Larsen is the spouse of Mrs. Glaesner, CEO of GK Partners and was a member of our board of directors from February 23, 2023 until his voluntary retirement on June 9, 2023. He was a beneficial owner of a controlling interest in NP Bioinnovation A/S (formerly Managementselskabet af 12.08.2020 A/S) until its acquisition by the Company on February 23, 2023. He was also a beneficial owner of a controlling interest in Orocidin A/S until its acquisition by the Company on May 13, 2024, and a beneficial owner of a controlling interest in Bio-Convert A/S until its acquisition by the Company on November 11, 2024.

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

Effective December 30, 2024, a new warrant was issued to GK Partners (the “2024 GK Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to the greater of $8.91 and the daily volume weighted average price of the common stock for the ten trading days immediately preceding the date of exercise. The 2024 GK Warrant expired on December 31, 2025. The Company determined that the 2024 GK Warrant was precluded from being classified within equity and was liability classified under ASC Topic 815, Derivatives and Hedging. During the year ended March 31, 2025, GK Partners exercised a portion of its 2024 GK Warrant for a total of 35,176 shares. The exercise price ranged from $8.91 to $8.95 per share for total proceeds of $313,455. As of March 31, 2025, the 2024 GK Warrant was terminated. Therefore, as of March 31, 2025, the Company recognized no warrant liability on the consolidated balance sheet. The measurement of fair value of the 2024 GK Warrants was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current as of March 31, 2025 presented in Note 9. The change in fair value resulting from the issuance of the 2024 GK Warrant was recognized in change in fair value of warrant liability (related party) in the amount of $172,715 on the consolidated statement of operations and comprehensive loss for the year ended March 31, 2025. On March 31, 2025, the 2024 GK Warrants were terminated, and the remaining shares were recorded at a fair value of $167,000 to additional paid-in capital due to the related party relationship.

As detailed in Note 4 to the Consolidated Financial Statements included in this Report, on June 20, 2023, the Company and GK Partners entered into a Stock Purchase and Sale Agreement whereby the Company acquired equity interests in Mag Mile.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $79,488 and $79,463 for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and March 31, 2025, we had no outstanding payable due to the Affiliate for either period.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our independent registered public accounting firm, for professional services rendered during the fiscal years ended March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025
Audit fees - Fruci & Associates II, PLLC	$72,406	$55,035
Audit related fees	$3,098	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$75,504	$55,035

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were approved by our board of directors.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, the review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

All other fees consist of fees for products and services other than the services reported above.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation and Amendments	S-1	3.1	12/06/2023
3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State, dated May 13, 2023	8-K		5/22/23
3.3	Bylaws	S-1	3.2	12/06/2023
10.1	Stock Purchase Agreement dated as of October 12, 2021 between EKIMAS Corporation and Reddington Partners LLC.	8-K	10.1	10/18/21
10.2	Indemnification Agreement dated as of October 12, 2021 between EKIMAS Corporation and Bennett J. Yankowitz.	8-K	10.2	10/18/21
10.3	Warrant dated as of April 1, 2022 issued by EKIMAS Corporation to GK Partners ApS.	8-K	10.1	4/12/2022
10.4	Demand Promissory Note, dated October 14, 2022, made by the Company to the Lender.	8-K	10.1	10/17/2022
10.5	Warrant to Purchase Common Stock, dated November 28, 2022, issued to David Volpe	8-K	10.1	11/30/2022
10.6	Warrant to Purchase Common Stock, dated November 28, 2022, issued to Bennett J. Yankowitz	8-K	10.2	11/30/2022
10.7	Contribution Agreement dated February 23, 2023 among Nordicus Partners Corporation, Nordicus Partners A/S, GK Partners ApS, Henrik Rouf and Life Science Power House ApS	S-1	10.11	12/06/2023
10.8	Stock Purchase and Sale Agreement, dated as of June 20, 2023, between Nordicus Partners Corporation and GK Partners ApS	8-K	10.1	6/20/2023
10.9	2017 Non-Qualified Equity Incentive Plan	8-K	10.37	8/22/2017

10.1	Second Amended and Restated Employment Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Henrik Rouf	10-K	10.1	7/13/2024
10.11	Second Amended and Restated Consulting Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Bennett J. Yankowitz	10-K	10.11	7/13/2024
10.12	Stock Purchase and Sale Agreement, dated as of May 13, 2024, between the shareholders of Orocidin A/S and the Company	8-K		5/16/2024
10.13	Third Amended and Restated Employment Agreement, dated as of July 1, 2025, between the Company and Henrik Rouf	8-K	10.1	7/1/2025
10.14	Third Amended and Restated Consulting Agreement, dated as of July 1, 2025, between the Company and Bennett J. Yankowitz	8-K	10.2	7/1/2025
10.15	Warrant dated as of December 30, 2024 issued by Nordicus Partners Corporation to GK Partners ApS.	8-K	10.1	1/1/2025
10.16	2024 Stock Incentive Plan	14C	Annex A	5/28/2024
10.17	Directors Agreement, dated as of August 7, 2025, between the Company and Torben Jensen.	8-K	10.1	8/7/2025
10.18	Directors Agreement, dated as of August 7, 2025, between the Company and Kim T. Mücke.	8-K	10.2	8/7/2025
10.19	Directors Agreement, dated as of August 7, 2025, between the Company and Andrew J. Ritter.	8-K	10.3	8/7/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter of Nordicus Partners Corporation				X
99.2	Compensation Committee Charter of Nordicus Partners Corporation				X
99.3	Nominating Committee Charter of Nordicus Partners Corporation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2026	Nordicus Partners Corporation

By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive Officer

By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

