Form 10-Q
period 2026-06-30
Nordicus Partners Corp
filed 2026-09-28
CIK 1011060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of September 21, 2026, there were 19,443,896 shares of the registrant’s Common Stock outstanding.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(unaudited)
ASSETS
Current assets:
Cash	$5,784	$20,878
Prepaid expenses and other current assets	292,618	512,006
Total current assets	298,402	532,884
In-process research and development	45,092,131	45,506,471
Property, plant, and equipment, net	8,369	8,207
Goodwill	26,913,697	27,161,000
Investment in Mag Mile Capital, Inc.	763,000	2,250,000
Other assets	24,220	4,784
Total assets	$73,099,819	$75,463,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,584,775	$1,111,096
Notes payable - related party	82,000	60,000
Total current liabilities	1,666,775	1,171,096
Deferred tax liability	9,920,269	10,054,367
Total liabilities	11,587,044	11,225,463

Stockholders’ equity:
Common Stock; $0.001 par value; 50,000,000 shares authorized; 19,231,692 and 19,186,692 shares issued at June 30, 2026 and March 31, 2026, respectively; 19,173,896 and 19,128,896 shares outstanding at June 30, 2026 and March 31, 2026, respectively	19,232	19,187
Treasury stock; 57,796 and 57,796 shares at cost at June 30, 2026 and March 31, 2026, respectively	(108,722)	(108,722)
Additional paid-in capital	111,149,438	110,842,830
Accumulated other comprehensive income	3,773,908	4,314,899
Accumulated deficit	(53,245,739)	(50,786,534)
Total equity attributed to Nordicus Partners Corporation	61,588,117	64,281,660
Non-controlling interest	(75,342)	(43,777)
Total stockholders’ equity	61,512,775	64,237,883
Total liabilities and stockholders’ equity	$73,099,819	$75,463,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended
	June 30,
	2026	2025

Revenue	$-	$-

Operating expenses:
Officer compensation	115,354	65,354
Professional fees	222,587	277,771
General and administrative	43,798	65,112
Research and development	437,885	423,649
Total operating expenses	819,624	831,886

Loss from operations	(819,624)	(831,886)

Other (expense) income:
Interest expense - related party	(1,942)	-
Change in fair value of investment	(1,487,000)	(375,000)
Total other expense	(1,488,942)	(375,000)

Loss before provision for income taxes	(2,308,566)	(1,206,886)
Provision for income tax	-	-
Net loss	(2,308,566)	(1,206,886)
Net loss attributable to non-controlling interests	(32,264)	-
Net loss attributable to Nordicus Partners Corporation	$(2,276,302)	$(1,206,886)

Other comprehensive income (loss):
Foreign currency translation adjustment	$(540,292)	$5,192,630
Comprehensive income (loss)	(2,848,858)	3,985,744
Net comprehensive income attributable to non-controlling interests	699	-
Comprehensive income (loss) attributable to Nordicus Partners Corporation	$(2,817,293)	$3,985,744

Net loss per share attributable to Nordicus Partners Corporation - basic and diluted	$(0.13)	$(0.07)

Weighted average common shares outstanding - basic and diluted	19,167,467	17,291,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed to Nordicus Partners	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Corporation	Interest	Equity
Balance at March 31, 2026	19,128,896	$19,187	—	$—	—	$—	$110,842,830	$(50,786,534)	$(108,722)	$4,314,899	$64,281,660	$(43,777)	$64,237,883
Issuance of common stock	45,000	45	—	—	—	—	123,705	—	—	—	123,750	—	123,750
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(540,991)	(540,991)	699	(540,292)
Net loss	—	—	—	—	—	—	—	(2,276,302)	—	—	(2,276,302)	(32,264)	(2,308,566)
Correction of prior-year down-round feature	—	—	—	—	—	—	182,903	(182,903)	—	—	—	—	—
Balance at June 30, 2026	19,173,896	$19,232	—	$—	—	$—	$111,149,438	$(53,245,739)	$(108,722)	$3,773,908	$61,588,117	$(75,342)	$61,512,775

	Common Stock		Preferred Stock, Series A Junior		Preferred Stock, Undesignated		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Equity Attributed to Nordicus Partners	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Corporation	Interest	Equity
Balance at March 31, 2025	17,252,502	$17,253	—	$—	—	$—	$106,047,792	$(46,784,848)	$(30,328)	$615,385	$59,865,254	$—	$59,865,254
Issuance of common stock	89,000	89	—	—	—	—	409,881	—	—	—	409,970	—	409,970
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	5,192,630	5,192,630	—	5,192,630
Net loss	—	—	—	—	—	—	—	(1,206,886)	—	—	(1,206,886)	—	(1,206,886)
Balance at June 30, 2025	17,341,502	$17,342	—	$—	—	$—	$106,457,673	$(47,991,734)	$(30,328)	$5,808,015	$64,260,968	$—	$64,260,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,308,566)	$(1,206,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of investment	1,487,000	375,000
Amortization of website costs	1,298	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(116,727)	(114,969)
Other assets	11,053	23,325
Accounts payable and accrued expenses	752,982	609,328
Deferred revenue	—	(2,500)
Foreign currency remeasurement	13,116	(108,996)
Net cash used in operating activities	(159,844)	(425,698)

Cash flows from investing activities:
Proceeds from sale of plant, property, and equipment	7,618	—
Purchase of plant, property, and equipment	(8,794)	—
Net cash used in investing activities	(1,176)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	123,750	409,970
Proceeds from issuance of notes payable - related party	22,000	—
Net cash provided by financing activities	145,750	409,970

Net change in cash	(15,270)	(15,728)
Effect of exchange rate on cash	176	4,232
Cash at beginning of period	20,878	19,914
Cash at end of period	$5,784	$8,418

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORDICUS PARTNERS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On July 7, 2026, Andrew J. Ritter resigned from our Board of Directors to pursue other time-consuming business opportunities. He also resigned from the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. Ritter’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. Effective September 1, 2026, the Board appointed Elizabeth Addonizio to the Board and to the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board to fill the vacancy left by the resignation of Andrew Ritter. On September 1, 2026, the Company executed a Directors Agreement with Ms. Addonizio. Under the Director’s Agreement, Ms. Addonizio will receive (1) an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members and (2) options to purchase 25,000 shares of the Company’s common stock at $4.09 per share. All such options will be fully vested on the date of grant and be issued as Incentive Stock Options under and be subject to the terms and conditions of the Company’s 2024 Stock Incentive Plan.

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

Nordicus employs a 2-step value creation process:

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

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies in Orocidin A/S and Bio-Convert A/S led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies. In October 2025 we formed a third subsidiary, NoviThera, also to be led by Allan Wehnert.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended June 30, 2026 and 2025, and not necessarily indicative of the results to be expected for the full year ending March 31, 2027. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

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

Cash and Cash Equivalents

Cash amounts include cash on hand and cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2026 and March 31, 2026.

Principles of Consolidation

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and all changes to the condensed consolidated statements of stockholders’ equity, except changes in paid-in capital and distributions to shareholders. Comprehensive income (loss) is inclusive of net loss and foreign currency translation adjustments.

Research and Development Costs

Research and development costs consists primarily of costs associated with Orocidin, Bio-Convert, and NoviThera’s ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods and services have been received.

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

Level 2:Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Net Loss per Share

Net loss per share is computed pursuant to ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of Common Stock and potentially outstanding shares of Common Stock during the period. As of June 30, 2026, there were 1,319,737 potentially dilutive shares of Common Stock from 394,737 equity-classified warrants and 925,000 stock options. As of June 30, 2025, there were 900,000 potentially dilutive shares of Common Stock from equity-classified warrants and stock options. Diluted shares are not presented when the effect of the computations is anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

Purchase Accounting Measurement Period Adjustments

From time to time, the Company makes acquisitions accounted for as business combinations under ASC 805. Certain asset and liability values are initially recorded as provisional and may be adjusted during the measurement period as new information becomes available. Finalized valuations result in retrospective adjustments to reflect facts and circumstances that existed at the acquisition date. As of June 30, 2026, all retrospective adjustments have been made and none are pending.

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

The Company assesses goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that recorded goodwill may be impaired. The Company did not record an impairment charge during the three months ended June 30, 2026, and June 30, 2025, respectively.

Indefinite-lived Intangible Assets

The Company accounts for its indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain in-process research and development (IPR&D) assets acquired via the Company’s business combinations with Orocidin and Bio-Convert detailed in Note 10, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. The Company did not record an impairment charge during the three months ended June 30, 2026, and June 30, 2025, respectively.

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

In November 2024, the Company acquired the remaining 5% interest in Orocidin. As a result, Orocidin became a wholly owned subsidiary and was no longer considered a VIE. The noncontrolling interest in Orocidin was derecognized from the Company’s condensed consolidated financial statements at the time of the acquisition of the remaining 5% interest.

Following the creation of NoviThera in October 2025 and the issuance of equity in NoviThera to Alteral, the Company determined that NoviThera was a VIE, and that the Company was the primary beneficiary. While the Company owns 50.1% of NoviThera’s equity interests, the remaining equity interests in NoviThera are owned by a related party, and the agreement with the related party provides the Company with greater voting rights based on each party’s equity interest. Accordingly, the Company consolidates its interest in NoviThera under the VIE rules and reflected the related parties’ interests in the condensed consolidated financial statements as a non-controlling interest. The Company recorded this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage.

Transactions with non-controlling interests that do not result in a loss of control are accounted for as equity transactions. Any difference between the fair value of the consideration paid or received and the carrying amount of the non-controlling interest is recognized in equity.

The consolidated balance sheet as of June 30, 2026 and March 31, 2026 includes balances for NoviThera of $637 and $4,616 of cash, $5,501 and $5,707 for prepaid expenses and other current assets, $13,839 and $12,556 for other assets, and $140,861 and $91,422 accounts payable and accrued expenses, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. During the year ended March 31, 2026, the Company adopted ASU 2023-09. This adoption only impacted the disclosures and did not otherwise impact the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This ASU was further clarified by ASU 2025-01, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which was issued in January 2025. The new standards require disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standards will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of these accounting standard updates on its financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has recognized nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $53,245,739 and held cash of $5,784 as of June 30, 2026. As a result, the Company’s current funds will not be sufficient to meet its needs for more than twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

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

There is an active market for the shares of Mag Mile as of June 30, 2026. Therefore, the investment had an observable change in the value of Mag Mile’s shares that can be used to adjust the value of the Company’s investment in those shares. During the three months ended June 30, 2026, the Company observed price changes to the trading price per share of Mag Mile’s common stock and recorded a decrease of $1,487,000 in the Company’s investment.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

For the year ended March 31, 2026, GK Partners provided services to the Company’s subsidiaries totaling approximately $126,658. GK Partners did not provide services to the Company’s subsidiaries during the three months ended June 30, 2026.

Mr. Bennett Yankowitz, our chief financial officer and director, was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees to the Affiliate of $3,523 and $294 for the quarters ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and March 31, 2026, we had no outstanding payables due to the Affiliate for either period.

Our employment agreement with Henrik Rouf, our chief executive officer, provided for a base salary of $72,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Rouf’s annual salary to $120,000 and to extend the term to April 1, 2025. On July 1, 2025 the agreement was amended to increase Mr. Rouf’s annual salary to $360,000 and to extend the term to July 1, 2026. Thereafter, the term will continue on a month-to-month basis.

Our consulting agreement with Bennett Yankowitz, our chief financial officer and a member of our board of directors, provided for a base salary of $36,000 per year, commencing April 1, 2023, and had a term of one year. On April 8, 2024 the agreement was amended to increase Mr. Yankowitz’s annual salary to $60,000 and to extend the term to April 1, 2025. On July 1, 2025 the agreement was amended to increase Mr. Yankowitz’s annual salary to $120,000 and to extend the term to July 1, 2026. Thereafter, the term will continue on a month-to-month basis. On November 28, 2022 Mr. Yankowitz was issued a warrant to purchase shares of our common stock. After adjustment for certain subsequent equity issuances, the warrant currently covers 131,579 shares of our common stock at an exercise price of $1.90 per share.

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

On June 3, 2024, the Company’s Board of Directors approved a compensation plan under which the Chairman of the Board of Directors will receive compensation of $20,000 per annum, and each other Director will receive compensation of $10,000 per annum, in consideration of their serving on the Corporation’s Board of Directors, payable in equal installments semiannually in arrears, commencing December 31, 2024, without proration for partial terms. As of June 30, 2026 and March 31, 2026, $12,500 and $15,000 are included in accounts payable and accrued expenses, respectively.

On October 1, 2025, the Company entered into a consulting agreement with Darlington Group, LLC (“Darlington Group”), which is controlled by Andrew Ritter, a former member of the Company’s board of directors, who resigned on July 7, 2026. Darlington Group will provide consulting services concerning strategic guidance on U.S. capital markets and drug development; market access and network development; partnerships, industry intelligence and strategic planning; and operational support. The agreement is terminable by either party on 30 days’ advance notice. For these services, Darlington Group will be paid $10,000 in advance per quarter on each October 1, January 1, April 1 and July 1 during the term of the agreement, commencing October 1, 2025.

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

As discussed in Note 12, between February 18, 2026 and June 9, 2026, Reddington loaned a total of $82,000 to the Company. Reddington is wholly owned by Henrik Rouf, our Chief Executive officer. As of June 30, 2026 and March 31, 2026, the principal balance due was $82,000 and $60,000, respectively. As of June 30, 2026 and March 31, 2026, the accrued interest due was $1,942 and $642, respectively.

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$763,000	$—	$—	$763,000
	$763,000	$—	$—	$763,000

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Mag Mile Capital, Inc.	$2,250,000	$—	$—	$2,250,000
	$2,250,000	$—	$—	$2,250,000

NOTE 7 - PREFERRED STOCK

Preferred Stock

We have authorized 5,000,000 shares, $0.001 par value, preferred stock (the “Preferred Stock”) of which 500,000 shares have been issued and redeemed, and therefore are not considered outstanding. In addition, 500,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) with the designations and the powers, preferences, rights, qualifications, limitations and restrictions specified in the Certificate of Designation of the Junior Preferred Stock filed with the Delaware Department of State on January 28, 2008. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company that are convertible into Junior Preferred Stock. Each share of Junior Preferred Stock shall entitle the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders. The holders of shares of Junior Preferred Stock, in preference to the holders of the Company’s Common Stock and of any other junior stock, shall be entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash. Upon the Company’s liquidation, dissolution or winding up, no distribution shall be made to the holders of shares of stock ranking junior to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The Junior Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of Preferred Stock. As of June 30, 2026 and March 31, 2026, there are no shares of Junior Preferred Stock or undesignated Preferred Stock issued and outstanding.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share (the “Common Stock”). Holders of the Company’s Common Stock are entitled to one vote for each share.

During the three months ended June 30, 2026, the Company issued 45,000 shares of restricted Common Stock to private investors. The purchase price was $2.75 per share, resulting in total gross and net proceeds of $123,750.

During the three months ended June 30, 2025, the Company issued 89,000 shares of restricted Common Stock to private investors. The purchase price ranged from $4.00-5.00 per share, resulting in total net proceeds of $409,970.

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

The following table summarizes the Company’s stock option activity under the Plan for the three months ended June 30, 2026. Included in the 925,000 outstanding options are 375,000 performance-based awards and 550,000 service-based awards:

	Number of Stock Options	Weighted-average Exercise Price per Option*	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2026	925,000	$3.25	9.6	675,000
Granted	—	$-	—	—
Outstanding as of June 30, 2026	925,000	$3.00	8.7	$51,000
Exercisable and vested as of June 30, 2026	550,000	$3.00	8.7	$51,000
Vested and expected to vest as of June 30, 2026	550,000	$3.00	8.7	$51,000

There was no stock-based compensation expense related to option grants under the Plan for the three months ended June 30, 2026 or 2025.

All of the service based awards were fully vested at issuance and therefore all related compensation expense was recognized in the periods the awards were granted. There was no unrecognized compensation cost related to the service based options as of June 30, 2026. The Performance Awards will fully vest when the vesting terms are met and expense will be recognized when the vesting event becomes probable. Therefore, no stock-based compensation expense was recorded for the Performance Awards for the three months ended June 30, 2026 or 2025.

In November 2024, 375,000 performance awards (the “Performance Awards”) were issued, whose vesting is dependent upon events related to future acquisitions that were not deemed probable of occurring at the time of grant through June 30, 2026. The exercise price of the Performance Awards will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date. Due to the variability in the exercise price of the Performance Awards, that is the exercise price will be equal to the closing price per share on the date preceding the vesting date, the Company concluded that the grant date was not established for accounting purposes. The fair value of the Performance Awards on the date of award was $671,250. As of June 30, 2026, the fair value of the Performance Awards was $695,000. The Company did not recognize compensation expense for such awards as the grant date has not been established nor is the achievement of the milestone considered probable. The Company will reassess the probability of achievement at each reporting date and will recognize compensation expense if and when the performance condition becomes probable of achievement.

Due to the variability of the exercise price, which will be equal to the closing price per share of the Company’s common stock on the trading day preceding the vesting date, the Company uses a Monte Carlo simulation model to estimate the fair value of the 375,000 Performance Awards where vesting was not probable as of June 30, 2026. In applying the Monte Carlo simulation model, the Company used the following assumptions in the valuation of the Performance Awards as of June 30, 2026:

As of June 30, 2026
Exercise price	Variable
Expected term (years)	8.38
Volatility (annual)	79.0%
Risk-free rate	4.3%
Dividend yield (per share)	0.0%

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

The following table summarizes the goodwill activity for the three months ended June 30, 2026:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2026	$7,549,054	$19,611,946	$27,161,000
Foreign currency translation adjustment	(68,735)	(178,568)	(247,303)
Balance as of June 30, 2026	$7,480,319	$19,433,378	$26,913,697

The following table summarizes the in-process research and development activity for the three months ended June 30, 2026:

	Orocidin	Bio-Convert	Total
Balance as of March 31, 2026	$16,707,013	$28,799,458	$45,506,471
Foreign currency translation adjustment	(152,119)	(262,221)	(414,340)
Balance as of June 30, 2026	16,554,894	28,537,237	45,092,131

NOTE 11 - WARRANTS

A summary of the Company’s outstanding warrant activity for three months ended June 30, 2026 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract
	Warrants	Price	Term
Outstanding, March 31, 2026	394,737	1.90	1.75
Issued	-	-	-
Expired/cancelled	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2026	394,737	$1.90	1.50

All of the outstanding warrants are exercisable as of June 30, 2026 with an intrinsic value of $201,316.

Prior-Year Down-Round Feature Correction

During the three months ended June 30, 2026, the Company identified that a down-round feature associated with certain equity-classified warrants had been triggered during the fiscal year ended March 31, 2026. The warrants were originally exercisable for 75,000 shares of common stock at an exercise price of $10.00 per share. Upon the occurrence of the triggering event, the exercise price was reduced to $1.90 per share and the number of shares issuable upon exercise increased to 394,737 shares.

Under ASC 260-10-30-1, the value of the effect of a triggered down-round feature is measured as of the trigger date as the difference between the fair value of the equity-classified financial instrument, excluding the down-round feature, using the pre-trigger strike price and the fair value of the instrument, excluding the down-round feature, using the reduced strike price. The Company measured the down-round effect as of August 7, 2025, using 394,737 underlying shares, a pre-trigger exercise price of $10, a reduced exercise price of $1.90, and other valuation assumptions determined in accordance with ASC 820 as of the trigger date.

The calculated value of the down-round effect was $182,903. Under ASC 260-10-45-12B, the value of the effect of a triggered down-round feature is deducted in computing income available to common stockholders when the feature is triggered. Because the warrants were equity-classified, the Company recorded the down-round effect as a deemed dividend, with a charge to accumulated deficit and a corresponding increase to additional paid-in capital. The adjustment did not affect total stockholders’ equity, total assets, total liabilities, revenue, operating income, net income, or cash flows.

Accounting for the Correction

The Company evaluated the prior-year omission under the error-correction guidance in ASC 250. The Company considered the quantitative and qualitative effects of the omission on the financial statements for the fiscal year ended March 31, 2026, and on the financial statements for the three months ended June 30, 2026, including the effect on income available to common stockholders and earnings per share. Based on that evaluation, management concluded that the omission was not material to the previously issued financial statements and is not material to the current-period financial statements.

Management concluded that the prior-year omission was not material to the previously issued financial statements and that correction of the omission in the current year is not material to the current-year financial statements. Accordingly, the Company recorded the correction during the three months ended June 30, 2026, as an out-of-period adjustment within stockholders’ equity. The Company recorded a decrease to retained earnings of $182,903 and a corresponding increase to additional paid-in capital of $182,903.

The correction had no effect on total stockholders’ equity. The correction reduced income available to common stockholders for basic earnings per share purposes by $182,903 for the three months ended June 30, 2026. The effect of the correction on basic and diluted earnings per share was $0.01, for the three months ended June 30, 2026. There was no tax effect associated with the correction.

Comparative financial statements for the fiscal year ended March 31, 2026 have not been revised because management concluded that the omission was not material to those financial statements and that correction in the current year does not result in a material misstatement of the current-year financial statements.

NOTE 12 - NOTES PAYABLE - RELATED PARTY

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

On June 9, 2026, the Company entered into an additional demand promissory note with the same lender under substantially identical terms, pursuant to which the Company borrowed arn additional $22,000.

As of June 30, 2026 and March 31, 2026, the principal balance due was $82,000 and $60,000. The Company recorded accrued interest expense of $1,942 and $0 for the three months ended June 30, 2026 and 2025, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 13 - SEGMENT REPORTING

The Company operates as a single operating segment, which consists of the Company’s wholly-owned subsidiaries, Orocidin and Bio-Convert, and its majority-owned subsidiary, NoviThera. All subsidiaries are focused on developing medicines supporting oral and skin health. The Company has one reportable segment, which consists of its single operating segment.

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

The Company did not generate any revenue during the three months ended June 30, 2026 and 2025. The Company has no material intra-entity revenues or expenses. As the Company is currently in the pre-revenue phase, the aforementioned operating expenses are the primary drivers that guide decisions of future spending and to monitor performance.

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

On July 7, 2026, Andrew J. Ritter resigned from the Board of Directors of the Company, effective immediately. He also resigned from the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. Ritter’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. Effective September 1, 2026, the Board appointed Elizabeth Addonizio to the Board and to the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board to fill the vacancy left by the resignation of Andrew Ritter. On September 1, 2026, the Company executed a Directors Agreement with Ms. Addonizio. Under the Director’s Agreement, Ms. Addonizio will receive (1) an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members and (2) options to purchase 25,000 shares of the Company’s common stock at $4.09 per share. All such options will be fully vested on the date of grant and be issued as Incentive Stock Options under and be subject to the terms and conditions of the Company’s 2024 Stock Incentive Plan.

On July 15, 2026, we issued to AC Nordic ApS 20,000 restricted shares of our common stock. The price per share was $2.00. AC Nordic ApS is wholly owned by Torben Jensen, a member of our Board of Directors.

On September 1, 2026, Elizabeth Addonizio was appointed to the Board of Directors of the Company to hold office until the next election of the directors and until her successor shall be elected and qualified, or the earlier of her death, resignation or removal. Elizabeth Addonizio shall receive an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members. In addition, Elizabeth Addonizio shall receive options to purchase 25,000 shares of the Company’s common stock at $4.09 per share, such options to be fully vested on the date of grant and be issued as Incentive Stock Options under and be subject to the terms and conditions of the Company’s 2024 Stock Incentive Plan.

On September 10, 2026, we issued to Keystone Capital Partners LLC (the “Lender”) a Convertible Grid Promissory Note (the “Grid Note”) in the principal amount of $600,000. In exchange, the investor paid us $500,000 in cash. The Grid Note bears interest at a rate of 5.0% per annum and matures on June 10, 2027. Principal of the Grid Note is due and payable at maturity. We may, at any time and from time to time, prepay all or part of the amount owing under the Grid Note with a premium of 120% to the outstanding principal balance at the time of prepayment. As consideration for the Lender’s funding commitment under the Grid Note, we agreed to issue to the Lender 250,000 shares (the “Commitment Shares”) of our common stock. The Lender is entitled, at its option, only upon the occurrence and during the continuation of an event of default and only from and after June 10, 2027, to convert all or any lesser portion of the outstanding principal amount of and accrued but unpaid interest on the Grid Note into shares of Common Stock (the “Conversion Shares”) at a conversion price equal to 90% of the volume-weighted average price (“VWAP”) of the Common Stock during the 10 (ten) trading days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties (the “Conversion Price”). If our Common Stock is chilled for deposit at DTC, becomes chilled, or receives a Stop Sign or other trading restrictions at any point while the Grid Note remains outstanding, we shall have ten (10) business days after written notice from the Lender to cure such condition; if uncured after such period, an additional 5% discount will be attributed to the Conversion Price and the conversion dollar amount per conversion shall be reduced by a flat fee of $750.00 charged to us to cover documented costs associated with the deposit of chilled or otherwise trade restricted stocks for each conversion. The Conversion Shares are subject to certain registration rights.

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

On July 7, 2026, Andrew J. Ritter resigned from the Board of Directors of the Company, effective immediately. He also resigned from the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. Ritter’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. Effective September 1, 2026, the Board appointed Elizabeth Addonizio to the Board and to the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board to fill the vacancy left by the resignation of Andrew Ritter. On September 1, 2026, the Company executed a Directors Agreement with Ms. Addonizio. Under the Director’s Agreement, Ms. Addonizio will receive (1) an annual cash retainer of $10,000, payable in two installments per calendar year, in accordance with the Company’s standard compensation plan for Board members and (2) options to purchase 25,000 shares of the Company’s common stock at $4.09 per share. All such options will be fully vested on the date of grant and be issued as Incentive Stock Options under and be subject to the terms and conditions of the Company’s 2024 Stock Incentive Plan.

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

Nordicus’ portfolio diversification strategy positions it as a stable and resilient company, mitigating risk with significant upside potential.

Our Approach and Value Creation Process

Nordicus employs a 2-step value creation process:

●	Scout and Accelerate: Nordicus targets high-impact potential companies, providing capital, resources and expertise to drive critical milestones such as patent filings and clinical trials.

●	Acquire and Exit: Nordicus acquires controlling stakes to maximize value creation and exit at premium multiples.

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

Nordicus’ current life sciences portfolio consists of two promising preclinical biotechnology companies, Orocidin A/S and Bio-Convert A/S, led by the accomplished pharmacologist, Allan Wehnert, who serves as CEO of both companies. In October 2025, the Company formed a third subsidiary, NoviThera, also led by Allan Wehnert.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue

During the three months ended June 30, 2026, we had no revenue, consistent with the three months ended June 30, 2025.

Operating Expenses

During the three months ended June 30, 2026, we had officer compensation expense of $115,354 compared to $65,354 for the three months ended June 30, 2025, an increase of $50,000 or 77%. This increase was primarily due to an increase in salaries for the Company’s executive officers. See Note 5 to our accompanying unaudited condensed consolidated financial statements for more information on these expenses.

During the three months ended June 30, 2026, we had professional fees of $222,587 compared to $277,771 for the three months ended June 30, 2025, a decrease of $55,184 or 20%. The decrease was primarily due to no longer having legal and accounting expenses related to the prior acquisitions of Orocidin and Bio Convert.

During the three months ended June 30, 2026, we had general and administrative expenses (“G&A”) of $43,798 compared to $65,112 for the three months ended June 30, 2025, a decrease of $21,314 or 33%. The decrease in G&A expense was primarily due to no longer having financial advisory expenses related to the prior acquisitions of Orocidin and Bio Convert.

During the three months ended June 30, 2026, we had research and development expense of $437,885 compared to $423,649 for the three months ended June 30, 2025, an increase of $14,236 or 3%. The increase is due to increased operations for NoviThera that was formed during the year ended March 31, 2026 and increase in operations of NP Bioinnovation A/S.

Other (Expense) Income

During the three months ended June 30, 2026, we recorded $1,488,942 of other expense compared to $375,000 for the three months ended June 30, 2025. The increase is due to changes in fair value of the Mag Mile Capital, Inc. investment based on its underlying observable stock price.

Other Comprehensive Income (Loss)

During the three months ended June 30, 2026, we recorded a loss of $540,292 on foreign currency translation adjustments compared to a gain of $5,192,630 for the three months ended June 30, 2025. The decrease is primarily driven by the weakening of the Danish Krone against the U.S. Dollar between June 30, 2025 and June 30, 2026, which decreased the U.S. Dollar value of our DKK-denominated net assets upon translation.

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

During the three months ended June 30, 2026, we used cash of $159,844 in operating activities compared to $425,698 used in operating activities during the three months ended June 30, 2025. This decrease is primarily driven by an increase in accounts payable and accrued expenses and a favorable foreign currency remeasurement fluctuation period-over-period.

During the three months ended June 30, 2026, we had net cash used in investing activities of $1,176 compared to no cash used in investing activities during the three months ended June 30, 2025. The increase was primarily attributable to the net increase in purchases of plant, property, and equipment.

During the three months ended June 30, 2026, we received $145,750 from financing activities primarily related to issuance of common stock and the issuance of the note payable. In April 2026, the Company issued to a certain private investor for a total of 45,000 restricted shares of its common stock, par value $0.001 per share. The price per share was $2.75 for gross and net proceeds of $123,750. On June 9, 2026, the Company entered into an additional demand promissory note with the same lender, Reddington, under substantially identical terms, pursuant to which the Company borrowed an additional $22,000.

During the three months ended June 30, 2025, we received $409,970 from financing activities primarily related to proceeds from the issuance of common stock.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has recognized nominal revenue and has incurred losses since inception resulting in an accumulated deficit of $53,062,836 and held cash of $5,784 as of June 30, 2026. As a result, the Company’s current funds will not be sufficient to meet its needs for more than twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, there is substantial doubt about the ability to continue as a going concern.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain amounts included in or affecting the consolidated financial statements presented in this Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting estimates” for the Company. Management evaluates such estimates on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

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

Goodwill

We assess goodwill for impairment on an annual basis as of March 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We regularly monitor current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results. The process of evaluating the potential impairment of goodwill requires significant judgment. In performing our annual goodwill impairment test, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill. In performing the qualitative assessment, we consider certain events and circumstances specific to the reporting unit and the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of any of the reporting units is less than its carrying amount. We are also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If we choose to undertake the qualitative assessment and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then proceed to the quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of June 30, 2026, were not effective at the reasonable assurance level due to limited resources in the finance and accounting functions. If successful in effecting a transaction with an operating company, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report.

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation and Amendments	S-1	3.1	12/06/2023
3.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State, dated May 13, 2023	8-K	3.1	5/22/23
3.3	Bylaws	S-1	3.2	12/06/2023
10.1	Stock Purchase Agreement dated as of October 12, 2021 between EKIMAS Corporation and Reddington Partners LLC.	8-K	10.1	10/18/21
10.2	Indemnification Agreement dated as of October 12, 2021 between EKIMAS Corporation and Bennett J. Yankowitz.	8-K	10.2	10/18/21
10.3	Warrant dated as of April 1, 2022 issued by EKIMAS Corporation to GK Partners ApS.	8-K	10.1	4/12/2022
10.4	Demand Promissory Note, dated October 14, 2022, made by the Company to the Lender.	8-K	10.1	10/17/2022
10.5	Warrant to Purchase Common Stock, dated November 28, 2022, issued to David Volpe	8-K	10.1	11/30/2022
10.6	Warrant to Purchase Common Stock, dated November 28, 2022, issued to Bennett J. Yankowitz	8-K	10.2	11/30/2022
10.7	Contribution Agreement dated February 23, 2023 among Nordicus Partners Corporation, Nordicus Partners A/S, GK Partners ApS, Henrik Rouf and Life Science Power House ApS	S-1	10.11	12/06/2023
10.8	Stock Purchase and Sale Agreement, dated as of June 20, 2023, between Nordicus Partners Corporation and GK Partners ApS	8-K	10.1	6/20/2023
10.9	2017 Non-Qualified Equity Incentive Plan	8-K	10.37	8/22/2017
10.10	Second Amended and Restated Employment Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Henrik Rouf	10-K	10.10	7/3/2024
10.11	Second Amended and Restated Consulting Agreement, dated as of April 1, 2024, between EKIMAS Corporation and Bennett J. Yankowitz	10-K	10.11	7/3/2024
10.12	Stock Purchase and Sale Agreement, dated as of May 13, 2024, between the shareholders of Orocidin A/S and the Company	8-K	10.1	5/16/2024
10.13	Third Amended and Restated Employment Agreement, dated as of July 1, 2025, between the Company and Henrik Rouf	8-K	10.1	7/1/2025
10.14	Third Amended and Restated Consulting Agreement, dated as of July 1, 2025, between the Company and Bennett J. Yankowitz	8-K	10.2	7/1/2025

10.15	Warrant dated as of December 30, 2024 issued by Nordicus Partners Corporation to GK Partners ApS.	8-K	10.1	1/2/2025
10.16	2024 Stock Incentive Plan	14C	Annex A	5/28/2024
10.17	Directors Agreement, dated as of August 7, 2025, between the Company and Torben Jensen.	8-K	10.1	8/7/2025
10.18	Directors Agreement, dated as of August 7, 2025, between the Company and Kim T. Mücke.	8-K	10.2	8/7/2025
10.19	Directors Agreement, dated as of August 7, 2025, between the Company and Andrew J. Ritter.	8-K	10.3	8/7/2025
10.20	Directors Agreement, dated as of September 1, 2026, between the Company and Elizabeth Addonizio.	8-K	10.1	9/4/2026
10.21	Indemnification Agreement, dated as of September 1, 2026, between the Company and Elizabeth Addonizio.	8-K	10.2	9/4/2026
10.22	Convertible Grid Promissory Note, dated as of September 10, 2026, between the Company and Keystone Capital Partners LLC.	8-K	10.1	9/16/2026
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter of Nordicus Partners Corporation				X
99.2	Compensation Committee Charter of Nordicus Partners Corporation				X
99.3	Nominating Committee Charter of Nordicus Partners Corporation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2026	Nordicus Partners Corporation

	By	/s/ Henrik Rouf
Henrik Rouf
Chief Executive Officer and Principal Executive Officer

	By	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Director, Chief Financial Officer Principal Financial and Accounting Officer

